Form 10-Q
period 1999-03-31
TRIAD HOSPITALS INC
filed 1999-06-11
CIK 1074771

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

      (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number 0-29816

                             Triad Hospitals, Inc.
            (Exact name of registrant as specified in its charter)

                    Delaware                             75-2816101
          (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)            Identification No.)


            13455 Noel Road, Suite 2000
                  Dallas, Texas                             75240
      (Address of principal executive offices)            (Zip Code)

                                (972) 701-2200
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES             NO  X
                                 ___            ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.


                                  29,898,688
                                  ----------
                             (As of May 11, 1999)


================================================================================

                        Part I:  Financial Information
                         Item 1: Financial Statements

                             TRIAD HOSPITALS, INC
                    CONDENSED COMBINED STATEMENTS OF INCOME
                For the quarters ended March 31, 1999 and 1998
                                   Unaudited
                (Dollars in millions, except per share amounts)

                                                                                        1999          1998
                                                                                    ------------  ------------
Revenues........................................................................... $     367.6   $     414.0

Salaries and benefits..............................................................       156.9         178.1
Supplies...........................................................................        54.1          64.0
Other operating expenses...........................................................        81.3          87.0
Provision for doubtful accounts....................................................        34.5          36.9
Depreciation and amortization......................................................        28.0          26.2
Interest expense allocated from Columbia/HCA.......................................        18.2          16.1
Management fees allocated from Columbia/HCA........................................         6.8           7.6
Impairment of long-lived assets....................................................        33.9            --
                                                                                    -----------   -----------

Total operating expenses...........................................................       413.7         415.9
                                                                                    -----------   -----------

Loss from continuing operations before minority
   interest and income tax benefit.................................................       (46.1)         (1.9)

Minority interests in earnings of consolidated entities............................        (2.2)         (4.0)
Income tax benefit.................................................................        12.4           1.8
                                                                                    -----------   -----------

Loss from continuing operations....................................................       (35.9)         (4.1)

Loss from operations of discontinued businesses,
 net of income tax benefit of $0.6 in 1998.........................................          --          (0.4)
                                                                                    -----------   -----------

Net loss........................................................................... $     (35.9)  $      (4.5)
                                                                                    ===========   ===========

Loss per common share:
 Loss from continuing operations................................................... $     (1.20)  $     (0.14)
 Loss from operations of discontinued business.....................................          --         (0.01)
                                                                                    -----------   -----------

Net loss........................................................................... $     (1.20)  $     (0.15)
                                                                                    ===========   ===========

Pro forma shares used in loss per share calculations...............................  29,898,688    29,898,688


           See notes to the condensed combined financial statements.

                             TRIAD HOSPITALS, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                      Pro Forma
                                                                      Liabilities
                                                                      and Equity
                                                                      March 31,        March 31,      December 31,
                                                                        1999             1999            1998
                                                                    --------------   ------------    --------------
                              ASSETS

Current assets
   Accounts receivable, less allowance for doubtful accounts
     of $159.1 at March 31, 1999 and $155.9 at December 31, 1998.................... $     190.4     $      199.3
   Inventories......................................................................        39.3             44.8
   Income taxes.....................................................................        41.4             37.9
   Other............................................................................        16.7             23.9
                                                                                     -----------     ------------

Total current assets................................................................       287.8            305.9

Property and equipment, at cost:
   Land.............................................................................        83.4             82.0
   Buildings........................................................................       571.3            604.9
   Equipment........................................................................       725.8            712.0
   Construction in progress.........................................................        63.6             63.7
                                                                                     -----------     ------------
                                                                                         1,444.1          1,462.6
   Accumulated depreciation.........................................................      (724.1)          (703.1)
                                                                                     -----------     ------------
                                                                                           720.0            759.5

Intangible assets, net of accumulated amortization of $52.2 at
   March 31, 1999 and $50.2 at December 31, 1998....................................       273.7            272.9
Investment in equity of affiliates..................................................        25.4             24.3
Other...............................................................................         5.7              8.7
                                                                                     -----------     ------------

Total assets........................................................................ $   1,312.6     $    1,371.3
                                                                                     ===========     ============

                    LIABILITIES AND EQUITY

Current liabilities
   Accounts payable................................................ $       48.1     $      48.1     $       47.5
   Accrued salaries................................................         31.0            31.0             34.8
   Other current liabilities.......................................        140.2            43.2             38.7
                                                                    ------------     -----------     ------------

Total current liabilities..........................................        219.3           122.3            121.0

Intercompany balances payable to Columbia/HCA......................           --           613.1            613.7
Long-term debt.....................................................        578.0             7.3             13.4
Deferred taxes and other liabilities...............................         53.6            53.6             62.5
Minority interests in equity of consolidated entities..............         51.5            51.5             60.0

Equity, investments by Columbia/HCA................................        410.2           464.8            500.7
                                                                    ------------     -----------     ------------

Total liabilities and equity....................................... $    1,312.6     $   1,312.6     $    1,371.3
                                                                    ============     ===========     ============

            See notes to the condensed combined financial statements

                             TRIAD HOSPITALS, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                For the quarters ended March 31, 1999 and 1998
                                   Unaudited
                             (Dollars in millions)

                                                                                  1999        1998
                                                                               ----------  ----------

Cash flows from operating activities
    Net loss.................................................................. $   (35.9)  $    (4.5)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Provision for doubtful accounts......................................      34.5        36.9
         Depreciation and amortization........................................      28.0        26.2
         Deferred income tax benefit..........................................     (12.4)       (1.8)
         Impairment of long-lived assets......................................      33.9          --
         Loss from discontinued operations....................................        --         0.4
         Increase (decrease) in cash from operating assets and liabilities
             Accounts receivable..............................................     (25.6)      (42.2)
             Inventories and other assets.....................................       9.3        (4.2)
             Accounts payable and other current liabilities...................       1.2       (11.6)
         Other................................................................      (8.5)      (11.7)
                                                                               ---------   ---------
         Net cash provided by (used in) operating activities..................      24.5       (12.5)

Cash flows from investing activities
    Purchases of property and equipment.......................................     (19.8)      (28.0)
    Investment in and advances to affiliates..................................      (1.1)       (2.2)
    Other.....................................................................       3.1         8.8
                                                                               ---------   ---------
         Net cash used in investing activities................................     (17.8)      (21.4)

Cash flows from financing activities
    Payments of long-term debt................................................      (6.1)       (0.5)
    Increase (decrease) in intercompany balances with Columbia/HCA, net.......      (0.6)       34.4
                                                                               ---------   ---------
        Net cash provided by (used in) financing activities...................      (6.7)       33.9
                                                                               ---------   ---------

Change in cash and cash equivalents........................................... $      --   $      --
                                                                               =========   =========

Interest payments............................................................. $    18.3   $    16.1
Income tax payments........................................................... $      --   $      --

           See notes to the condensed combined financial statements

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 1--BASIS OF PRESENTATION

          The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. (the "Company"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form 10.

          The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

          Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2--SPIN-OFF OF TRIAD HOSPITALS, INC.

          On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of the Company to its shareholders (the "Spin-off") by a pro rata distribution of 29,898,688 shares of common stock. The accompanying financial statements were prepared on the push down basis of the historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of the Company.

          Loss per common share information has been presented as if the 29,898,688 shares referenced above had been outstanding for all periods presented.

          In connection with the Spin-off, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company has assumed certain indebtedness from Columbia/HCA. The pro forma combined balance sheet as of March 31, 1999 includes adjustments to reflect the elimination of intercompany balances payable to Columbia/HCA and the assumption of $675.0 million in debt financing in connection with the Spin-off (see NOTE 6). In addition, the Company has entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which will be minimally disruptive to each entity (see NOTE 9).

          The combined financial statements included herein precede the date of the Spin-off and may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or had it operated as a separate, independent company during the periods presented. The combined financial statements included herein do not reflect any changes that have occurred or may occur in the financing and operations of the Company as a result of the Spin-off.

          On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, LifePoint Hospitals, Inc. ("LifePoint").

          Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

NOTE 3--CONTINGENCIES

  Columbia/HCA Investigations

          Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited
                                  (Continued)


NOTE 3--CONTINGENCIES (Continued)

served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in three qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

          Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

          It is too early to predict the effect of outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

          In connection with the Spin-off, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur as a result of the proceedings described above (see the description of the distribution agreement in NOTE 9 for a description of such indemnification arrangement). If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the date of the Spin-off, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

   General Liability Claims

          The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants may seek punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 4--COMPANY OPERATIONS

          As of January 1, 1999, the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and southeastern states. During the quarter ended March 31, 1999, the Company sold one hospital, the proceeds of which were retained by Columbia/HCA, and ceased operations of one hospital. Also, on January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in Kansas City, Missouri to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. Subsequent to the quarter ended March 31, 1999 but prior to the date of the Spin-off, the Company opened one hospital that is accounted for using the equity method.

NOTE 5--IMPAIRMENT OF LONG-LIVED ASSETS

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

     As discussed above, during the quarter ended March 31, 1999, the Company sold one hospital and ceased to operate another hospital. At March 31, 1999, the Company intended to sell five additional facilities (4 general, acute care hospitals and one psychiatric hospital) that were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected competition in each market, expected population trends in each

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited
                                  (Continued)

NOTE 5--IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

market and the current and expected capital needs in each market. Subsequent to the date of the Spin-off, management completed its review of all facilities and the Company decided to sell four additional general, acute care hospitals that met the criteria described above. In the quarter ended March 31, 1999, the carrying value of the long-lived assets relating to the eleven facilities was approximately $133.6 million. For the quarters ended March 31, 1999 and 1998, these facilities contributed net revenues of $77.0 million and $93.6 million and losses before impairment charges and income tax benefit of $7.4 million and $9.4 million, respectively. The Company expects to complete the sales of the remaining nine facilities which are held for sale over the next twelve months. The Company is required to use sales proceeds on the nine remaining facilities to retire outstanding indebtedness (see NOTE 6).

          In the quarter ended March 31, 1999, the carrying value of the long-lived assets related to certain of these facilities (3 hospital facilities), of approximately $50.6 million, was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $30.8 million. For the quarter ended March 31, 1999 and 1998, respectively, these three facilities had net revenues of approximately $25.0 million and $24.9 million and incurred losses from continuing operations before income tax benefit and the asset impairment charge of approximately $3.8 million and $4.3 million.

          During the quarter ended March 31, 1999, the Company recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

          The impairment charges, totaling $33.9 million, did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have material effect on operating results for future periods.

NOTE 6--LONG-TERM DEBT

          In connection with the Spin-off, the Company assumed approximately $675.0 million of debt financing from Columbia/HCA. The debt consists of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% (8.15% per annum at May 31,1999) due December 31, 1999, a $65.0 million Tranche A term loan bearing interest at LIBOR plus 3.25% (8.15% per annum at May 31, 1999) with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B term loan bearing interest at LIBOR plus 4% (8.9% per annum at May 31, 1999) with principal amounts due beginning in 1999 through 2005, and $325.0 million senior subordinated notes bearing interest at 11% due in 2009 with interest payments due quarterly. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of approximately $10.0 million with interest rates averaging 5.7% maturing over five years.

          The Company's bank debt is secured by a pledge of substantially all of its assets. The debt agreements require that the Company comply with various financial ratios and tests and have restrictions on new indebtedness, asset sales, capital expenditures and dividends.

          The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding as of May 31, 1999.

          A five-year maturity schedule is as follows (in millions):

                    1999                          $ 97.9
                    2000                            14.0
                    2001                            13.4
                    2002                            20.9
                    2003                            57.9
                    Thereafter                     470.9
                                                  ------

                                                  $675.0
                                                  ======

          As part of the assumption of the above reference debt financing, the Company also assumed approximately $15.0 million in debt issue costs, which will be amortized over the lives of the loans.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited
                                  (Continued)

NOTE 7--STOCK BENEFIT PLANS

          In connection with the Spin-off, the Company adopted the 1999 Long-Term Incentive Plan, for which 5,350,000 shares of the Company's common stock have been reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. As of May 31, 1999, 581,040 stock options have been granted under this plan, at varying prices, in respect of pre-existing Columbia/HCA options and 3,020,126 stock options have been granted under this plan, to be effective on June 10, 1999, with the exercise price of such options to be determined based on the closing price of the Company's stock on the next preceding day. In addition, options have been granted under this plan by the Committee to participants in the Executive Stock Purchase Plan, as described below.

          The Company has also adopted the Executive Stock Purchase Plan, for which 1,000,000 shares of the Company's common stock have been reserved for issuance. The Executive Stock Purchase Plan grants to specified executives of the Company a right to purchase shares of common stock from the Company. The Company will loan each participant in the plan 100% of the purchase price of the Company's common stock, on a full recourse basis, to the extent the participant does not elect to pay the purchase price in cash. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. In addition, the Committee has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is to equal the purchase price of the shares. As of May 31, 1999, 950,000 shares have been purchased by participants in the plan and options to purchase an additional 712,500 shares at exercise prices ranging from $9.375 to $9.4375 have been issued in connection with such purchased shares. As of May 31, 1999, the total amount which has been loaned to participants to purchase shares under the plan is $8.9 million.

          Also, the Company adopted various other plans for which 500,000 shares of the Company's common stock have been reserved for issuance. As of May 31, 1999, 120,000 options have been granted under such plans to non-employee directors, to be effective on June 10, 1999, with the exercise price of such options to be determined based on the closing price of the Company's stock on the next preceding day.

          In connection with the Spin-off, the Company will establish an Employee Stock Ownership Plan ("ESOP") which will purchase from the Company at fair market value approximately 9% of the Company's common stock (3.0 million shares). The purchase will be financed by the ESOP by issuing a promissory note to the Company. The loan will be amortized over a 10-year period. As of May 31, 1999, the purchase price and the final terms of the note had not been determined.

NOTE 8--DISCONTINUED OPERATIONS

          During the first quarter of 1998, the Company recorded a loss from discontinued operations related to the divestiture of home health business of $0.4 million (net of income tax benefit). Revenues for the home health businesses disposed of were approximately $14.8 million in the first quarter of 1998. Columbia/HCA and the Company completed the divestiture and received proceeds of approximately $3.9 million, which approximated the carrying value of the net assets of discontinued operations during the fourth quarter of 1998. The combined financial statements reflect the results of operations and net assets of the home health businesses as discontinued operations.

NOTE 9--AGREEMENTS WITH COLUMBIA/HCA

          As described below, the Company has entered into several agreements with Columbia/HCA to facilitate an orderly change after the Spin-off.

          Columbia/HCA, the Company and LifePoint have entered into a distribution agreement providing for certain arrangements among Columbia/HCA, the Company and LifePoint subsequent to the date of the Spin-off. The distribution agreement generally provides that the Company will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute the Company. The distribution agreement provides, however, that Columbia/HCA will indemnify the Company for any losses which it incurs arising from the pending governmental investigations of certain of Columbia/HCA's business practices. The distribution agreement further provides that Columbia/HCA will indemnify the Company for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and related to such proceedings. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to the Company in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. The Company agreed that, in connection with the pending governmental investigations, it will participate with

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited
                                  (Continued)

NOTE 9--AGREEMENTS WITH COLUMBIA/HCA (CONTINUED)

Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations.
Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the date of the Spin-off, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

          In connection with the Spin-off, Columbia/HCA also agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the date of the Spin-off. The Company will be responsible for the filing of these cost reports and any terminating cost reports. These cost report payables are approximately $40 million at March 31, 1999.

          Columbia/HCA, the Company and LifePoint entered into a tax sharing and indemnification agreement, which allocates tax liabilities among Columbia/HCA, the Company and LifePoint, and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the Spin-off as a tax-free transaction. Generally, Columbia/HCA will be responsible for taxes that are allocable to periods prior to the Spin-off, and Columbia/HCA, the Company and LifePoint will each be responsible for its own tax liabilities (including its allocable share of taxes shown on any consolidated, combined or other tax return filed by Columbia/HCA) for periods after the Spin-off. The tax sharing and indemnification agreement prohibits the Company from taking actions that could jeopardize the tax treatment of either the Spin-off or the internal restructuring of Columbia/HCA that preceded the Spin-off, and requires the Company to indemnify Columbia/HCA for any taxes or other losses that result from any such actions.

          Prior to the date of the Spin-off, Columbia/HCA maintained various insurance policies for the benefit of the Company and LifePoint. In connection with the Spin-off, Columbia/HCA, the Company and LifePoint entered into an agreement relating to insurance matters which provides that any claims against insurers outstanding at the Spin-off will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of liability claim, which is the owner of the facility at which the activity which is the subject of the claim occurred. Columbia/HCA will pay the Company any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts (unless such amounts were paid to or accounted for by the affected entity prior to the Spin-off). Columbia/HCA and the Company have ensured that all of the insurance policies in effect after the Spin-off provide the same coverage to the Company that were available prior to the Spin-off. The Company has purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of Columbia/HCA. Any retroactive rate adjustments for periods ending on or before the Spin-off, in respect of such insurance policies, will be paid or received by Columbia/HCA.

          Columbia/HCA's wholly owned subsidiary Columbia Information Services, Inc. ("CIS"), entered into a computer and data processing services agreement with the Company. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to the Company. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. CIS will charge the Company approximately $19.0 million per year for services provided under this agreement. In the event the agreement is terminated by the Company, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS does not warrant that the software and hardware used by CIS in providing services to the Company will be Year 2000 ready, although CIS is currently making efforts in a professional, timely and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the computer and data processing services agreements.

          Columbia/HCA, the Company and LifePoint entered into an agreement relating to benefit and employment matters which allocates responsibilities for employment compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the date of the Spin-off. The agreement generally provides that the Company will assume responsibility for its employees from and after the date of the Spin-off, and that Columbia/HCA will retain the liabilities with respect to former employees associated with the facilities and operations of the Company who terminated employment on or prior to the date of the Spin-off. Benefit plans established by the Company generally recognize past service with Columbia/HCA.

          Columbia/HCA also entered into an agreement with the Company, pursuant to which the Company will sub-lease from Columbia/HCA its principal executive offices (at the same price per square foot as is payable under the existing Columbia/HCA lease). The Company's sub-lease will terminate on January 31, 2003.

          Columbia/HCA also entered into a transitional service agreement with the Company pursuant to which Columbia/HCA will continue to furnish various administrative services to the Company. These services will include support in various aspects of payroll processing and tax reporting for employees of the Company, real estate design and construction management, legal, human resources, insurance and accounting matters. Columbia/HCA and the Company also will continue an ongoing program of inspecting medical

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   Unaudited
                                  (Continued)

NOTE 9--AGREEMENTS WITH COLUMBIA/HCA (Continued)

equipment at each of the Company's hospitals to assure Year 2000 compliance. Each agreement will terminate on December 31, 2000, but may be terminated by the Company as to specific services before December 31, 2000. The Company will pay fees to Columbia/HCA For services provided in amounts equal to Columbia/HCA's costs incurred in providing such services.


          Columbia/HCA entered into an agreement with the Company whereby Columbia/HCA will share telecommunications services with the Company under Columbia/HCA's agreements with its telecommunications services provider and whereby Columbia/HCA will make certain account collection services available to the Company. The Company also participates, along with Columbia/HCA and LifePoint, in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

NOTE 10--DERIVATIVES

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In May 1999, the effective date of SFAS 133 was deferred until year beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of the Company.

                         Part I: Financial Information
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company owns and operates the health care service business which comprised the Pacific Group of Columbia/HCA until the distribution by Columbia/HCA to its shareholders of all of the shares of outstanding common stock of the Company (the "Spin-off"). The Spin-off, which occurred on May 11, 1999, marks the beginning of the Company's operations as an independent, publicly traded company. As such, the historical financial statements of the Company may not necessarily be indicative of the Company's future performance, nor do they necessarily reflect what the financial position and results of operations of the Company would have been if it had operated as a separate, stand-alone entity during the periods covered.

          As of January 1, 1999 the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and southeastern states. During the quarter ended March 31, 1999, the Company sold one hospital, the proceeds of which were retained by Columbia/HCA, and ceased operations of one hospital. Also, on January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in Kansas City, Missouri to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. Subsequent to the quarter ended March 31, 1999, the Company opened one hospital, which is accounted for using the equity method.

          Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Commission.

FORWARD LOOKING STATEMENTS

          This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulation affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) claims and legal actions relating to professional liabilities and other matters, (viii) fluctuations in the market value of the Company's common stock, (ix) the departure of key executive officers from the Company, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges, (xiii) the complexity of integrated computer systems and the success and expense of the remediation efforts of the Company and relevant third parties in achieving Year 2000 readiness, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) timeliness of reimbursement payments received under government programs and (xviii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

   Revenue/Volume Trends

  During the quarter ended March 31, 1999, the Company experienced declines in revenue and volumes. Management believes six factors have contributed to the declines in revenue: the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the announced divestitures of hospitals in certain markets, the disposition of one acute care hospital and cessation of operations of one acute care hospital, the transfer pursuant to a long-

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

term lease to an unaffiliated third party of two acute care hospitals and three ambulatory surgery centers, the continuing trend toward the conversion of more services to an outpatient basis and the impact of the governmental investigations of Columbia/HCA. Typically, in the healthcare industry, revenues and volumes tend to be higher in the first quarter of each year compared to the other quarters. Management expects these trends to be similar for the Company, therefore first quarter results are not necessarily indicative of results that may be expected for the year.

          The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from Medicare and Medicaid programs was reduced in 1999 and 1998 and will be further reduced as reductions in reimbursement levels are phased in over the next two years. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being significantly reduced. Net patient revenues related to Medicare and Medicaid patients were 46.2% of total net patient revenues each quarter ended March 31, 1999 and 1998 and net patient revenues related to managed care plan patients were 29.1% and 25.6% of total net patient revenues for the quarters ended March 31, 1999 and 1998, respectively. Net patient revenues from capitation arrangement (prepaid health service agreements) are less than 1% of net patient revenues.

          Management of the Company has focused on streamlining the Company's portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result, management determined that eleven of the facilities (10 general, acute care hospitals and one psychiatric hospital) which were part of the Columbia/HCA Pacific Group as of January 1, 1999, did not meet the Company's strategic plan and decided to divest these facilities. During the first quarter of 1999, Columbia/HCA sold one hospital and ceased operations of one hospital, which had net revenues of $4.9 million and $8.2 million and losses before impairment charges and income tax benefit of $4.5 million and $2.6 million for the quarters ended March 31, 1999 and 1998, respectively. The sale of the remaining nine facilities is expected to be completed over the next twelve months. For the quarters ending March 31, 1999 and 1998, the eleven facilities divested or to be divested contributed net revenues of $77.0 million and $93.6 million and losses before impairment charges and income tax benefit of $7.4 million and $9.4 million, respectively. On January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in Kansas City, Missouri to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. For the quarters ending March 31, 1999 and 1998, these leased facilities contributed net revenues, exclusive of the $4.0 million lease payments, of $(1.5) million and $50.0 million and losses before impairment charges and income tax benefit of $8.5 million and $0.1 million, respectively. These leased hospitals, along with the facilities divested and to be divested, accounted for a majority of the decrease in revenue and volume for the Company.

          The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues grew to 45.5% of net patient revenues for the quarter ended March 31, 1999 compared to 44.9% for the quarter ended March 31, 1998.

          Management believes that the impact of the ongoing governmental investigations of certain Columbia/HCA business practices and the related media coverage may have created uncertainties with physicians, patients and payers in certain of the Company's markets.

          Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by the Company's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the costs of providing services. If the Company is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the trend toward declining reimbursements and payments continues, results of operations and cash flows will deteriorate.

          Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


     In connection with the Spin-off, Columbia/HCA agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the date of the Spin-off. The Company will be responsible for the filing of these cost reports and any terminating cost reports. These cost report payables are approximately $40 million at March 31, 1999.

Operating Results Summary

     The following is a summary of results from continuing operations for the quarters ended March 31, 1999 and 1998 (dollars in millions, except per share amounts and ratios):

                                                                      1999                          1998
                                                             ---------------------         -----------------------
                                                              Amount    Percentage          Amount      Percentage
                                                             ---------  ----------         ----------   ----------
Revenues...................................................  $  367.6        100.0          $   414.0        100.0

Salaries and benefits......................................     156.9         42.7              178.1         43.0
Supplies...................................................      54.1         14.7               64.0         15.5
Other operating expenses...................................      81.3         22.1               87.0         21.0
Provision for doubtful accounts............................      34.5          9.4               36.9          8.9
Depreciation and amortization..............................      28.0          7.6               26.2          6.3
Interest expense allocated from Columbia/HCA...............      18.2          5.0               16.1          3.9
Management fees allocated from Columbia/HCA................       6.8          1.8                7.6          1.8
Impairment of long-lived assets............................      33.9          9.2                 --           --
                                                             --------        -----           --------     --------
                                                                413.7        112.5              415.9        100.4
                                                             --------        -----           --------     --------

Loss from continuing operations before minority interests
 and income tax benefit....................................     (46.1)       (12.5)              (1.9)        (0.4)
Minority interests in earnings of consolidated entities....      (2.2)        (0.6)              (4.0)        (1.0)
                                                             --------        -----           --------     --------
Loss from continuing operations before income tax benefit..     (48.3)       (13.1)              (5.9)        (1.4)
Income tax benefit.........................................      12.4          3.4                1.8          0.4
                                                             --------        -----           --------     --------
Loss from continuing operations............................  $  (35.9)        (9.7)          $   (4.1)        (1.0)
                                                             ========        =====           ========     ========

Loss per common share from continuing operations...........  $  (1.20)                       $  (0.14)

EBITDA (a).................................................  $   40.8                        $   48.0
Number of hospitals at end of period.......................        37                              39
Licensed beds at end of period (b).........................     5,015                           5,928
Available beds at end of period (c)........................     4,608                           5,242
Admissions (d).............................................    42,573                          45,479
Adjusted admissions (e)....................................    67,819                          72,498
Patient days (f)...........................................   198,557                         229,410
Adjusted patient days (g)..................................   316,301                         365,702
Average length of stay (h).................................       4.7                             5.0
Average daily census (i)...................................     2,206                           2,549
Occupancy rate (j).........................................      47.9%                           48.6%
Net revenue per adjusted patient day.......................  $  1,162                        $  1,132
Gross inpatient revenue....................................  $  508.2                        $  564.9
Gross outpatient revenue...................................  $  301.4                        $  314.8
Gross outpatient revenue percentage........................      37.2%                           35.8%
Net inpatient revenue......................................  $  194.0                        $  224.5
Net outpatient revenue.....................................  $  162.2                        $  183.3
Net outpatient revenue percentage..........................      45.5%                           44.9%

(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


     the combined financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)  Available beds are those beds a facility actually has in use.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(e) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the total number of days each patient stays in the Company's hospitals.
(g) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(h) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(i) Represents the average number of patients in the Company's hospital beds each day.
(j) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.

 Quarters Ended March 31, 1999 and 1998

          Losses from continuing operations before income tax benefit increased to $48.3 million in the first quarter of 1999 from $5.9 million in the first quarter of 1998. The increase in pretax loss was primarily attributable to impairment charges of $33.9 million recorded in the first quarter of 1999 due to the management reassessment of the facilities that would not be part of the Company's core markets. Other increases in pretax loss were attributable to $1.9 million of additional losses on the facilities that were either sold or operations ceased during the first quarter of 1999, a $4.0 million adjustment at one facility to reflect deterioration in accounts receivable, and certain write-offs and adjustments relating to the leased facilities in Kansas City, Missouri of $8.9 million. Management continues to evaluate the ultimate collectibility of outstanding, aging, accounts receivable associated with the leased facilities. While additional gross amounts of up to $5.0 million may be required to be written off, management believes adequate reserves and subsequent collections exist to substantially offset this amount. These were partially offset by $4.0 million of lease income from the leased facilities in the first quarter of 1999 and improvement in the operations of facilities that will remain after the planned divestitures.

          Revenues decreased 11.2% to $367.6 million in the first quarter of 1999 compared to $414.0 million in the first quarter of 1998. Inpatient admissions decreased 6.4% and adjusted admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 6.5% in the first quarter of 1999 compared to the first quarter of 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999. In the first quarter of 1998, these facilities had revenues of $50.0 million, admissions of 4,743 and adjusted admissions of 7,315. Other factors contributing to the reduction of revenues include a $3.3 million reduction relating to the sale of one hospital and cessation of operations of one hospital in the first quarter of 1999 compared to the first quarter of 1998 and a $2.0 million adjustment at one facility during the first quarter of 1999 to reflect additional discounts relating to deterioration in accounts receivable. These were partially offset by $4.0 million of lease income from the leased facilities in the first quarter of 1999 and improvement in the operations of facilities that will remain after the planned divestitures.

          Revenues have been decreasing over the past several years due to several factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997 (lowering first quarter 1999 revenues by approximately $3.0 million compared to $1.4 million during the first quarter of 1998) and continued increases in discounts from the growing number of managed care payers (managed care as a percent of net revenues increased to 29.1% in the first quarter of 1999 compared to 25.6% during the first quarter of 1998).

          Salaries and benefits, as a percentage of revenues, decreased to 42.7% in the first quarter of 1999 from 43.0% in the first quarter of 1998. The decrease was primarily attributable to the leased facilities, which had a higher percentage of salaries and benefits to net revenue.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     Supply costs decreased as a percentage of revenues to 14.7% in the first quarter of 1999 from 15.5% in the first quarter of 1998 due to the leased facilities having a higher percentage of supply costs to net revenue.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, increased to 22.1% in the first quarter of 1999 from 21.0% in the first quarter of 1998 due primarily to the collection fees relating to collection efforts on the remaining accounts receivables of the leased facilities in 1999.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.4% in the first quarter of 1999 from 8.9% in the first quarter of 1998 due to $3.6 million of certain write offs and adjustments relating to the leased facilities in the first quarter of 1999 and a $2.0 million adjustment that was made at one facility in the first quarter of 1999 to reflect deterioration in accounts receivable. Additionally, the uncertain status of the held for sale facilities contributed to the increase.

     Depreciation and amortization increased as a percentage of revenues to 7.6% in the first quarter of 1999 from 6.3% in the first quarter of 1998, primarily due to the increased capital expenditures and to the decrease in net revenues from the leased facilities.

     Interest expense, which is primarily represented by interest incurred on the net intercompany balance with Columbia/HCA, increased to $18.2 million in the first quarter of 1999 compared to $16.1 million in the first quarter of 1998 primarily as a result of an increase in average balance of the advances from Columbia/HCA during the first quarter of 1999 compared to the first quarter of 1998.

     Management fees allocated from Columbia/HCA remained unchanged as a percentage of net revenues during the first quarter of 1999 compared to the first quarter of 1998.

     Impairments on long-lived assets were $33.9 million during the first quarter of 1999 due to the management reassessment of certain facilities that would not be part of the core markets that the Company would go forward with after the Spin-off. Management determined that the potential sales prices of these facilities would not cover the book value of the facilities and a write down would be necessary.

     Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, decreased slightly as a percentage of revenues to 0.6% in the first quarter of 1999 from 1.0% in the first quarter of 1998.

PRO FORMA OPERATING RESULTS SUMMARY

     The following is a summary of pro forma results from continuing operations for the quarters ended March 31, 1999 and 1998 (dollars in millions, except per share amounts and ratios). The pro forma operating results from continuing operations reflect the following adjustments at the beginning of each quarter:

(1) To reflect the following completed divestiture and cessation of operations and planned divestitures in 1999:
     (a) elimination of the first quarter of 1999 and first quarter of 1998 results of operations of one acute care hospital which was sold during the first quarter of 1999 (the proceeds of such sale were retained by Columbia/HCA);
     (b) elimination of the first quarter of 1999 and the first quarter of 1998 results of operation of eight acute care hospitals and one psychiatric hospital for which the Company's management believes dispositions over the next twelve months are probable; and
     (c) elimination of the first quarter 1999 and 1998 results of operations of one acute care hospital which the Company ceased to operate on April 1, 1999.
(2) To reflect the long term lease payment of $16.0 million per year and elimination of operations in the first quarters of 1999 and 1998 of two acute care hospitals and three ambulatory surgery centers in Kansas City, Missouri in January 1999 as though such lease had commenced at the beginning of each period.
(3) To adjust to the estimated, incremental general and administrative costs of $5.6 million in the first quarters of 1999 and 1998 (in addition to $2.3 million in the first quarter of 1999 and $1.8 million in first quarter of 1998 in costs already included in the historical combined statement of operations) that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.
(4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. The Company's ESOP will be established in connection with the Spin-off and the ESOP will purchase newly issued shares of the Company's common stock equal to 9.0% of the outstanding shares of the Company. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and will be based upon the fair value of the shares released.
(5) To adjust interest expense to $17.4 million for the quarters ended March 31, 1999 and 1998. The interest expense adjustment is based on the elimination of all intercompany amounts payable to Columbia/HCA and the assumption of

               ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

PRO FORMA OPERATING RESULTS SUMMARY (Continued)

     certain indebtedness from Columbia/HCA in the aggregate amount of approximately $675.0 million at an assumed average interest rate of 9.83% and approximately $1.5 million in amortization of the estimated loan issuance costs.
(6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.
(7) Pro forma income (loss) per share was computed using the 29.9 million shares issued to the stockholders of Columbia/HCA on the date of the Spin-off.


                                                                       1999                    1998
                                                                ----------------------  ---------------------
                                                                 Amount    Percentage    Amount    Percentage
                                                                --------   ----------   --------   ----------
Revenues......................................................  $  292.1        100.0   $  274.4        100.0

Salaries and benefits.........................................     116.0         39.7      109.7         40.0
Supplies......................................................      42.8         14.6       39.6         14.4
Other operating expenses......................................      61.4         21.0       58.6         21.4
Provision for doubtful accounts...............................      23.3          8.0       25.0          9.1
Depreciation and amortization.................................      21.1          7.2       19.7          7.2
Interest expense..............................................      17.4          6.0       17.4          6.3
ESOP expense..................................................       1.1          0.4        1.1          0.4
                                                                --------        -----   --------        -----
                                                                   283.1         96.9      271.1         98.8
                                                                --------        -----   --------        -----

Income from continuing operations before minority interests
 and income taxes.............................................       9.0          3.1        3.3          1.2
Minority interests in earnings of consolidated entities.......      (2.2)        (0.8)      (3.6)        (1.3)
                                                                --------        -----   --------        -----
Income (loss) from continuing operations before income taxes..       6.8          2.3       (0.3)        (0.1)
Provision for income taxes....................................      (3.4)        (1.2)      (0.6)        (0.2)
                                                                --------        -----   --------        -----
Income (loss) from continuing operations......................  $    3.4          1.1   $   (0.9)        (0.3)
                                                                ========        =====   ========        =====

Income (loss) per common share from continuing operations.....  $   0.11                $  (0.03)

Pro forma EBITDA (a)..........................................  $   48.6                $   41.5
Number of hospitals...........................................        29                      29
Licensed beds at end of period (b)............................     3,128                   3,527
Available beds at end of period (c)...........................     2,716                   2,906
Admissions (d)................................................    32,666                  30,026
Adjusted admissions (e).......................................    54,572                  49,157
Patient days (f)..............................................   149,049                 144,464
Adjusted patient days (g).....................................   249,001                 236,510
Average length of stay (h)....................................       4.6                     4.8
Average daily census (i)......................................     1,656                   1,605
Occupancy rate (j)............................................      61.0%                   55.2%
Net revenue per adjusted patient day..........................  $  1,173                $  1,160
Gross inpatient revenue.......................................  $  367.6                $  333.2
Gross outpatient revenue......................................  $  243.2                $  212.3
Gross outpatient revenue percentage...........................      39.8%                   38.9%
Net inpatient revenue.........................................  $  138.3                $  131.2
Net outpatient revenue........................................  $  144.7                $  134.2
Net outpatient revenue percentage.............................      51.1%                   50.6%

(a) Pro forma EBITDA is EBITDA, as defined previously, adjusted (i) as if the Spin-off and the divestitures of certain facilities that the Company intends to divest or cease to operate during 1999 had occurred at the beginning of 1998, (ii) as if the long term lease of the Kansas City facilities in January 1999 had occurred at the beginning of each period,
     (iii) to exclude non-cash ESOP expense and (iv) to include the Company's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Pro Forma Operating Results Summary to replace the management fees allocated by Columbia/HCA. Pro forma EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Pro forma EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from pro forma EBITDA are significant components in understanding and assessing financial performance. Pro forma EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because pro forma EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, pro forma EBITDA as presented may not be comparable to other similarly titled measures of the companies.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

PRO FORMA OPERATING RESULTS SUMMARY (CONTINUED)

(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)  Available beds are those beds a facility actually has in use.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.


(e) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the total number of days each patient stays in the Company's hospitals.
(g) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(h) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(i) Represents the average number of patients in the Company's hospital beds each day.
(j) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.

  Pro Forma Comparisons of Quarters Ended March 31, 1999 and 1998

         The following discussion compares the results of the first quarter of 1999 on a pro forma basis to the results of the first quarter of 1998 on a pro forma basis, in each case giving effect to the assumptions set forth above the summary table of pro forma results from continuing operations for the quarters ended March 31, 1999 and March 31, 1998.

         On a pro forma basis, income from continuing operations before income taxes increased to $6.8 million in the first quarter of 1999 from a loss from continuing operations before income taxes of $0.3 million in the first quarter of 1998. The pro forma increase was primarily due to the improved operations of the facilities that will remain after the planned divestitures.

         On a pro forma basis, revenues increased 6.5% to $292.1 million in the first quarter of 1999 compared to $274.4 million in the first quarter of 1998. Inpatient admissions increased 8.8% and adjusted admissions increased 11.0% in the first quarter of 1999 compared to the first quarter of 1998 on a pro forma basis. The increase in revenues, on a pro forma basis, was due primarily to increased focus by management on the markets that met the Company's strategic plan as the Company progressed toward the Spin-off. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities.

         On a pro forma basis, salaries and benefits, as a percentage of net revenue, decreased to 39.7% in the first quarter of 1999 from 40.0% in the first quarter of 1998 due to an improved ability to adjust staffing levels to patient volumes.

         On a pro forma basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 8.0% in the first quarter of 1999 from 9.1% in the first quarter of 1998 due to increased focus by management on the core facilities that will remain with the Company after the planned divestitures.

         On a pro forma basis, supplies, other operating expenses, depreciation and amortization, interest expense and minority interests in earnings of consolidated entities remained relatively unchanged for the quarters ended March 31, 1999 compared to March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Spin-off, the Company previously relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. Subsequent to the Spin-off, as an independent, publicly traded company, the

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Company has direct access to the capital markets and the ability to enter into its own borrowing arrangements. At March 31, 1999, the Company had working capital of $165.5 million.

       Cash provided by continuing operating activities was $24.5 million in the first quarter of 1999 compared to cash used in operating activities of $12.5 million in the first quarter of 1998. The increase was due to an increase in accounts payable and other current liabilities, decrease in inventories and other assets and a smaller increase in accounts receivable in 1999 than 1998.

       Cash used in investing activities decreased to $17.8 million in the first quarter of 1999 from $21.4 million in the first quarter of 1998. This was due primarily due to a reduction of construction projects in the first quarter of 1999 compared to the first quarter of 1998. The Company expects to expend approximately $120 million ($90 million for expansion) in capital expenditures from the date of the Spin-off through the end of 1999 and approximately $90 million ($50 million for expansion) in 2000.

       Cash used in financing activities was $6.7 million in the first quarter of 1999 compared to cash provided by financing activities of $33.9 million in the first quarter of 1998. This was due primarily to changes in the intercompany balances with Columbia/HCA.

       In connection with the Spin-off, all intercompany accounts payable by the Company to Columbia/HCA were eliminated and the Company assumed approximately $675.0 million of debt obligations from Columbia/HCA. The debt consists of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% per annum due December 31, 1999, a $65.0 million Tranche A loan bearing interest at LIBOR plus 3.25% with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B loan bearing interest at LIBOR plus 4.00% with principal amounts due beginning in 1999 through 2005, and a $325.0 million senior subordinated note bearing interest at 11% due in 2009. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of approximately $10.0 million with interest rates averaging 5.7% maturing over five years. The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding under the revolving credit facility as of May 31, 1999. The Company's bank debt is secured by a pledge of substantially all of its assets. The bank debt agreements require that the Company comply with various financial ratios and tests, including a minimum net worth test, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio, and a minimum fixed charge coverage ratio, all as defined in the bank debt agreements. The bank debt agreements and the indenture relating to the 11% Senior Subordinated Notes also contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends on, redeem or purchase its capital stock, make investments and capital expenditures, engage in transactions with affiliates, create certain liens, sell assets, and consolidate, merge or transfer assets.

       As previously discussed, based upon a review of all facilities and trends in each market, management of the Company has determined that 10 acute care hospitals and one psychiatric hospital are not compatible with the Company's strategic plans. Of the facilities to be divested, one acute care hospital was sold during the first quarter of 1999, the proceeds of which were retained by Columbia/HCA, and the operations of one acute care hospital were ceased. The Company is required to use sales proceeds on the remaining nine facilities to retire outstanding indebtedness.

       In January 1999, the Company entered into a fifteen year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers located in Kansas City, Missouri. The lease payments will be approximately $16.0 million per year. In January 2001, the lessee has an option to purchase the facilities for approximately $130.0 million. As of March 31, 1999, these facilities assets had a book value of $79.1 million.

       On June 1, 1999 the Company completed a swap of its facility in Laredo, Texas for a facility in Victoria, Texas and $4.5 million in cash which management expects to have no material impact on operations.

       In connection with the Spin-off, the Company will establish an ESOP, which will purchase from the Company at fair market value approximately 9% of the Company's common stock, 3.0 million shares. The ESOP will finance the purchase by issuing a promissory note to the Company, which will be amortized over 10 years. As of May 31, 1999, the purchase price and the final terms of the note had not been determined. ESOP expense will be recognized based on the number of shares to be released based on loan repayments during each year multiplied by the average share price during that year. Shares outstanding for the earnings per share calculation will be the average number of shares to be released.

       Although the Company's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for fiscal 1999.

CONTINGENCIES

       Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations,

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

       Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which includes the Company for the periods prior to the Spin-off which are presented herein). The extent to which the Company may or may not continue to be affected by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted.

       In connection with the Spin-off, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the governmental investigations described above and from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the distribution date and related to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to the Company in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed that, in connection with the pending governmental investigations of Columbia/HCA, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Spin-off date, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the Spin-off date.

       The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants may seek punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

IMPACT OF YEAR 2000 COMPUTER ISSUES

       The Year 2000 problem is the result of two potential malfunctions that could have an impact on Columbia/HCA's systems, including systems and equipment on which the Company relies. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures that could result in a disruption of the Company's business operations or equipment and medical device malfunctions that could affect patient diagnosis and treatment.

       Columbia/HCA and the Company entered into a computer and data processing services agreement (see NOTE 9 to the Condensed Combined Financial Statements) with the Company. Pursuant to this agreement, Columbia/HCA will provide computer installation, support, training, maintenance, data processing and other related services to the Company. Columbia/HCA does not warrant that the software and hardware used by Columbia/HCA in providing services to the Company will be Year 2000 ready, although Columbia/HCA is currently making efforts in a professional, timely, and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the computer and data processing services agreements. In connection with its participation in Columbia/HCA's Year 2000 project, the Company has made and will continue to make certain expenditures related to software systems and applications not obtained from Columbia/HCA and non-information technology systems (e.g., vendor products, medical equipment and other related equipment with embedded chips) to ensure that they are Year 2000 ready.

       Pursuant to the computer and data processing services agreement, the Company relies upon Columbia/HCA to support virtually all of its computer and information technology services. Columbia/HCA and the Company also are continuing an ongoing program to inspect medical equipment at the Company facilities for Year 2000 readiness. The Company is dependent upon Columbia/HCA in substantially all respects for the Year 2000 readiness of its information technology and non-information technology systems and for contingency planning in respect of Year 2000-related risks. Any failure by Columbia/HCA to adequately address such matters could have a material adverse effect on the business, financial condition, results of operations or prospects of the

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Company.

       Columbia/HCA is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of external resources, Columbia/HCA has undertaken development of contingency plans in the event that its Year 2000 efforts, or the Year 2000 efforts of third-parties upon which Columbia/HCA and the Company rely, are not accurately or timely completed. The Company management consults regularly with Columbia/HCA personnel for development of such contingency plans. Columbia/HCA has developed a contingency planning methodology and will implement contingency plans throughout 1999.

       With respect to the information technology ("IT") systems portions of the Columbia/HCA Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, Columbia/HCA has identified various software applications that are being addressed on separate time lines. Columbia/HCA has begun remediating these software applications and is testing the software applications where remediation has been completed. Columbia/HCA has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. Columbia/HCA has completed and placed into production 95% of software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 30, 1999. Remediation, testing and implementation of various software applications will be complete in the fourth quarter of 1999. These exceptions to the June 1999 IT systems goals should not have a material effect on Columbia/HCA's readiness and accordingly the Company's. The IT systems portion of the Columbia/HCA Year 2000 project is currently on schedule in all material respects.

       With respect to the IT infrastructure portion of the Columbia/HCA Year 2000 project, Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment). Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. Columbia/HCA anticipates completion, in all material respects, of the IT infrastructure portion of its program by September 30, 1999 (revised from an expected completion date of June 30, 1999). With respect to such revised date, the IT infrastructure portion of the Columbia/HCA Year 2000 project is currently on schedule in all material respects.

       Columbia/HCA presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for the its computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company.

       With respect to the non-IT infrastructure portion of Columbia/HCA's Year 2000 project, the Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. Columbia/HCA anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by September 30, 1999 (revised from an expected completion date of June 30, 1999). With respect to such revised date, the non-IT infrastructure portion of Columbia/HCA Year 2000 project is currently on schedule in all material respects.

       Columbia/HCA is prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient care. Columbia/HCA is directing substantial efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. Columbia/HCA is relying on information that is being provided to it by equipment and medical device manufacturers regarding the Year 2000 status of their products. While Columbia/HCA is attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. Columbia/HCA also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacements or upgrades will avoid all Year 2000 problems.

       Columbia/HCA has initiated communications with the Company's major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Columbia/HCA has not received assurances that these interfaces will be timely converted. Testing with payers and intermediaries will not be completed by June 30, 1999 because the payers and intermediaries are not ready to test with Columbia/HCA systems. Failure of these third party systems could have a material adverse affect on the Company's cash flow and results of operations.

       Columbia/HCA also has initiated communications with the Company's mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. Columbia/HCA has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but Columbia/HCA is continuing its efforts to obtain such assurances. Failure of these third parties could have a material impact on

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


operations and/or the ability to provide health care services.

       With the assistance of external resources, Columbia/HCA has undertaken the development of contingency plans in the event that its Year 2000 efforts, or the efforts of third parties upon which the Company relies, are not accurately or timely completed. Columbia/HCA has developed a contingency planning methodology and will implement contingency plans throughout 1999.

       While Columbia/HCA is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside Columbia/HCA's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. Columbia/HCA is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. Currently, the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, 2000, and possible payment delays from the Company's payers.

       The Year 2000 project costs incurred by Columbia/HCA will have an impact on the computer and data processing services agreement with the Company. The Company is not currently able to reasonably estimate the ultimate cost to be incurred by it for the assessment, remediation, upgrade, replacement and testing of its impact non-information technology systems. The majority of the costs (except the cost of new equipment) related to the Year 2000 project will be expensed as incurred and are expected to be funded through operating cash flows.

       The estimated completion dates for the Year 2000 modifications are based on Columbia/HCA's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

HEALTH CARE REFORM

       In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act as previously discussed). While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

                          Part II:  Other Information


Item 5:  Other Information.

(a) Operating Results Summary for 1998

       The following is a summary of historical results from operations for each period presented (dollars in millions, except per share amounts and ratios):

                                                                                                              For the year
                                                                For the quarters ending                          ended
                                             -------------------------------------------------------------   --------------
                                              March 31,      June 30,      September 30,     December 31,     December 31,
                                                 1998          1998             1998             1998             1998
                                             -----------   ------------   ---------------   --------------   --------------
Revenues..................................    $    414.0     $    399.8        $    389.6       $    385.3       $  1,588.7

Salaries and benefits.....................         178.1          174.3             170.2            177.9            700.5
Supplies..................................          64.0           59.0              60.0             58.6            241.6
Other operating expenses..................          87.0           91.9              86.2             94.1            359.2
Provision for doubtful accounts...........          36.9           35.7              31.2             34.6            138.4
Depreciation and amortization.............          26.2           26.6              27.5             29.3            109.6
Interest expense allocated from
  Columbia/HCA............................          16.1           17.3              17.0             18.5             68.9
Management fees allocated from
  Columbia/HCA............................           7.6            7.4               7.2              7.1             29.3
Impairment of long-lived assets...........            --             --              19.3             35.8             55.1
                                              ----------     ----------        ----------       ----------       ----------
                                                   415.9          412.2             418.6            455.9          1,702.6
                                              ----------     ----------        ----------       ----------       ----------

Loss from continuing operations
  before minority interests and
  income tax benefit......................          (1.9)         (12.4)            (29.0)           (70.6)          (113.9)
Minority interests in earnings of
  consolidated entities...................          (4.0)          (2.5)             (1.9)            (2.6)           (11.0)
                                              ----------     ----------        ----------       ----------       ----------
Loss from continuing operations
  before income tax benefit...............          (5.9)         (14.9)            (30.9)           (73.2)          (124.9)
Income tax benefit........................           1.8            4.4              10.1             23.1             39.4
                                              ----------     ----------        ----------       ----------       ----------
Loss from continuing operations...........    $     (4.1)    $    (10.5)       $    (20.8)      $    (50.1)      $    (85.5)
                                              ==========     ==========        ==========       ==========       ==========

Loss per common share from
  continuing operations...................    $    (0.14)    $    (0.35)       $    (0.70)      $    (1.68)      $    (2.86)

EBITDA (a)................................    $     48.0     $     38.9        $     42.0       $     20.1       $    149.0
Number of hospitals at end of period......            39             39                39               39               39
Licensed beds at end of period............         5,928          5,907             5,902            5,902            5,902
Available beds at end of period...........         5,242          5,192             5,202            5,199            5,199
Admissions................................        45,479         41,822            40,954           41,904          170,159
Adjusted admissions.......................        72.498         69,307            68,456           69,526          277,712
Patient days..............................       229,410        202,705           195,869          198,209          826,193
Adjusted patient days.....................       365,702        334,611           327,400          328,861        1,348,409
Average length of stay....................           5.0            4.9               4.8              4.7              4.9
Average daily census......................         2,549          2,252             2,176            2,202            2,295
Occupancy rate............................          48.6%          43.4%             41.8%            42.4%            44.1%
Net revenue per adjusted patient day......    $    1,132     $    1,195        $    1,190       $    1,172       $    1,178
Gross inpatient revenue...................    $    564.9     $    506.2        $    487.1       $    502.0       $  2,060.2
Gross outpatient revenue..................    $    314.8     $    329.4        $    327.1       $    330.9       $  1,302.2
Gross outpatient revenue percentage.......          35.8%          39.4%             40.2%            39.7%            38.7%
Net inpatient revenue.....................    $    224.5     $    195.0        $    182.8       $    185.8       $    788.1
Net outpatient revenue....................    $    183.3     $    191.7        $    191.3       $    189.7       $    756.0
Net outpatient revenue percentage.........          44.9%          49.6%             51.1%            50.5%            49.0%

(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                          Part II:  Other Information
                                  (Continued)


Item 5:  Other Information (Continued)

(b) Pro Forma Operating Results Summary for 1998

          The following is a summary of pro forma results from continuing operations for each period presented. The pro forma operating results from continuing operations reflect the following adjustments at the beginning of 1998:

(1) To reflect the following completed divestiture and cessation of operations and planned divestitures in 1999:
     (a) elimination of the results of operations of one acute care hospital which was sold during the first quarter of 1999 (the proceeds of such sale were retained by Columbia/HCA)
     (b) elimination of the results of operations of eight acute care hospitals and one psychiatric hospital for which the Company's management believes dispositions over the next twelve months are probable; and
     (c) elimination of the results of operations of one acute care hospital which the Company ceased to operate on April 1, 1999.
(2) To reflect the long term lease payment of $16.0 million per year and elimination of operations of two acute care hospitals and three ambulatory surgery centers in Kansas City, Missouri in January 1999.
(3) To adjust the estimated, incremental general and administrative costs that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.
(4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. The Company's ESOP will be established in connection with the Spin-off and the ESOP will purchase newly issued shares of the Company's common stock equal to 9.0% of the outstanding shares of the Company. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and will be based upon the fair value of the shares released.
(5) To adjust interest expense to eliminate of all intercompany amounts payable to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $675.0 million at an assumed average interest rate of 9.83% amortization estimated loan issuance costs.
(6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.
(7) Pro forma income (loss) per share was computed using the 29.9 million shares issued to the stockholders of Columbia/HCA on the date of the Spin-off.

                          Part II:  Other Information
                                  (Continued)

Pro Forma Operating Results Summary (continued)

                                                                                                       For the year
                                                           For the quarters ending                        ending
                                          ---------------------------------------------------------   ---------------
                                           March 31,     June 30,    September 30,    December 31,     December 31,
                                             1998          1998          1998             1998             1998
                                          -----------   ----------  ---------------  --------------   --------------
Revenues................................. $     274.4   $    269.3    $      267.8    $     266.7      $   1,078.2

Salaries and benefits....................       109.7        109.9           107.5          115.6            442.7
Supplies.................................        39.6         37.3            40.2           39.9            157.0
Other operating expenses.................        58.6         62.9            58.6           65.6            245.7
Provision for doubtful accounts..........        25.0         23.9            23.4           24.1             96.4
Depreciation and amortization............        19.7         19.8            20.0           22.6             82.1
Interest expense.........................        17.4         17.4            17.4           17.4             69.6
ESOP expense.............................         1.1          1.1             1.1            1.1              4.4
                                          -----------   ----------    ------------    -----------      -----------
                                                271.1        272.3           268.2          286.3          1,097.9
                                          -----------   ----------    ------------    -----------      -----------

Income from continuing operations
  before minority interests and
  income tax benefit.....................         3.3         (3.0)           (0.4)         (19.6)           (19.7)
Minority interests in earnings of
  consolidated entities..................        (3.6)        (2.2)           (1.8)          (2.5)           (10.1)
                                          -----------   ----------    ------------    -----------      -----------
Income (loss) from continuing
  operations before income tax
  benefit................................        (0.3)        (5.2)           (2.2)         (22.1)           (29.8)
(Provision) benefit income taxes.........        (0.6)         1.3             0.1            8.0              8.8
                                          -----------   ----------    ------------    -----------      -----------
Income (loss) from continuing
  operations............................. $      (0.9)  $     (3.9)   $       (2.1)   $     (14.1)     $     (21.0)
                                          ===========   ==========    ============    ===========      ===========


Loss per common share from
  continuing operations.................. $     (0.03)  $    (0.13)   $      (0.07)   $     (0.47)     $     (0.70)

Pro forma EBITDA (a)..................... $      41.5   $     35.3    $       38.1    $      21.5      $     136.4
Number of hospitals......................          29           29              29             29               29
Licensed beds at end of period...........       3,527        3,511           3,506          3,506            3,506
Available beds at end of period..........       2,906        2,856           2,866          2,863            2,863
Admissions...............................      30,026       27,807          27,666         28,595          114,094
Adjusted admissions......................      49,157       48,462          48,509         49,410          195,538
Patient days.............................     144,464      127,807         123,436        127,587          523,294
Adjusted patient days....................     236,510      222,740         216,429        220,463          896,142
Average length of stay...................         4.8          4.6             4.5            4.5              4.6
Average daily census.....................       1,605        1,420           1,372          1,418            1,454
Occupancy rate...........................        55.2%        49.7%           47.9%          49.5%            50.8%
Net revenue per adjusted patient day..... $     1,160   $    1,209    $      1,237    $     1,210      $     1,203
Gross inpatient revenue.................. $     333.2   $    301.3    $      296.8    $     313.9      $   1,245.2
Gross outpatient revenue................. $     212.3   $    223.8    $      223.6    $     228.5      $     888.2
Gross outpatient revenue percentage......        38.9%        42.6%           43.0%          42.1%            41.6%
Net inpatient revenue.................... $     131.2   $    112.7    $      111.9    $     119.3      $     475.1
Net outpatient revenue................... $     134.2   $    141.0    $      139.4    $     137.8      $     552.4
Net outpatient revenue percentage........        50.6%        55.6%           55.5%          53.6%            53.8%

(a) Pro forma EBITDA is EBITDA, as defined previously, adjusted (i) as if the Spin-off and the divestitures of certain facilities that the Company intends to divest or cease to operate during 1999 had occurred at the beginning of 1998, (ii) as if the long term lease of the Kansas City facilities in January 1999 had occurred at the beginning of each period,
     (iii) to exclude non-cash ESOP expense and (iv) to include the Company's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Pro Forma Operating Results Summary to replace the management fees allocated by Columbia/HCA. Pro forma EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Pro forma EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from pro forma EBITDA are significant components in understanding and assessing financial performance. Pro forma EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because pro forma EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, pro forma EBITDA as presented may not be comparable to other similarly titled measures of the companies.

                          Part II:  Other Information
                                  (Continued)


Item 6:  Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

             Exhibit Number                  Description
             --------------                  -----------

                 2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 3.1          Certificate of Incorporation of the Company.

                 3.2          By-Laws of the Company.

                 4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent.

                 4.2(a) 11% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee.

                 4.2(b)       Form of Senior Subordinated Note due 2009.

                 4.3(a) Senior Subordinated Notes due 2009 Purchase Agreement dated April 30, 1999 by and among Healthtrust, Inc. - The Hospital Company, Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC, Chase Securities Inc., Salomon Smith Barney Inc., SG Cowen Securities Corporation and the Purchasers.

                 4.3(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 4.3(c) Assumption Agreement dated May 11, 1999 by and between the Company and Triad Hospitals Holdings, Inc.

                 4.3(d)       Guarantor Assumption Agreement dated May 11, 1999.

                 4.4(a) Exchange and Registration Rights Agreement dated May 11, 1999 by and among Healthtrust, Inc. - The Hospital Company, Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC, Chase Securities Inc., Salomon Smith Barney Inc. and SG Cowen Securities Corporation.

                 4.4(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 4.4(c) Assumption Agreement dated May 11, 1999 by and between the Company and Triad Hospitals Holdings, Inc.

                 4.4(d)       Guarantor Assumption Agreement dated May 11, 1999.

                 10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among

                              Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company.

                 10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                 10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                 10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company.

                 10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and the Company.

                 10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 10.10*       Triad Hospitals, Inc. 1999 Long-Term Incentive
                              Plan.

                 10.11*       Triad Hospitals, Inc. Executive Stock Purchase
                              Plan.

                 10.12*       Triad Hospitals, Inc. Management Stock Purchase
                              Plan.

                 10.13* Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

                 10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and Certain Subsidiaries from time to time party thereto, as Borrower, the Several Lenders from time to time parties thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as Syndication Agents, Credit Lyonnais New York Branch and Societe Generale as Co-Agents, Bank of America National Trust and Savings Association as Administrative Agent and NationsBanc Montgomery Securities, LLC as Lead Arranger and Sole Book Manager.

                 10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and the Company.

                 10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals Holdings, Inc.

                 27 Financial Data Schedule. (Included in electronic format only.)

                 * Compensatory plan or arrangement.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1999:

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Triad Hospitals, Inc.

Date:  June 11, 1999                  By:  /s/ Burke W. Whitman
                                           ------------------------
                                           Burke W. Whitman
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS


             Exhibit Number                  Description
             --------------                  -----------

                 2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 3.1          Certificate of Incorporation of the Company.

                 3.2          By-Laws of the Company.

                 4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent.

                 4.2(a) 11% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee.

                 4.2(b)       Form of Senior Subordinated Note due 2009.

                 4.3(a) Senior Subordinated Notes due 2009 Purchase Agreement dated April 30, 1999 by and among Healthtrust, Inc. - The Hospital Company, Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC, Chase Securities Inc., Salomon Smith Barney Inc., SG Cowen Securities Corporation and the Purchasers.

                 4.3(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 4.3(c) Assumption Agreement dated May 11, 1999 by and between the Company and Triad Hospitals Holdings, Inc.

                 4.3(d)       Guarantor Assumption Agreement dated May 11, 1999.

                 4.4(a) Exchange and Registration Rights Agreement dated May 11, 1999 by and among Healthtrust, Inc. - The Hospital Company, Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC, Chase Securities Inc., Salomon Smith Barney Inc. and SG Cowen Securities Corporation.

                 4.4(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 4.4(c) Assumption Agreement dated May 11, 1999 by and between the Company and Triad Hospitals Holdings, Inc.

                 4.4(d)       Guarantor Assumption Agreement dated May 11, 1999.

                 10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among

                              Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company.

                 10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company.

                 10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                 10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                 10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company.

                 10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and the Company.

                 10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

                 10.10*       Triad Hospitals, Inc. 1999 Long-Term Incentive
                              Plan.

                 10.11*       Triad Hospitals, Inc. Executive Stock Purchase
                              Plan.

                 10.12*       Triad Hospitals, Inc. Management Stock Purchase
                              Plan.

                 10.13* Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

                 10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and Certain Subsidiaries from time to time party thereto, as Borrower, the Several Lenders from time to time parties thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as Syndication Agents, Credit Lyonnais New York Branch and Societe Generale as Co-Agents, Bank of America National Trust and Savings Association as Administrative Agent and NationsBanc Montgomery Securities, LLC as Lead Arranger and Sole Book Manager.

                 10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and the Company.

                 10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals Holdings, Inc.

                 27 Financial Data Schedule. (Included in electronic format only.)

                 * Compensatory plan or arrangement.