Form 10-Q
period 1999-06-30
TRIAD HOSPITALS INC
filed 1999-08-12
CIK 1074771

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (972) 789-2700
              (Registrant's telephone number, including area code)

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

                     YES   X                         NO
                         -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.


                                   33,870,312
                                   ----------

                             (As of August 3, 1999)

                         Part I:  Financial Information
                         Item 1:  Financial Statements

                              TRIAD HOSPITALS, INC
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 For the periods ending June 30, 1999 and 1998
                                   Unaudited
                (Dollars in millions, except per share amounts)


1                                                         For the three                     For the six
                                                          months ended                      months ended
                                                         ---------------                   --------------
                                                      1999             1998             1999            1998
                                                      ----             ----             ----            ----
Revenues......................................  $     340.1      $     399.8      $     707.7     $     813.8

Salaries and benefits.........................        146.6            174.3            303.5           352.4
Supplies......................................         48.5             59.0            102.6           123.0
Other operating expenses......................         79.1             93.0            161.0           181.4
Provision for doubtful accounts...............         33.1             35.7             67.6            72.6
Depreciation and amortization.................         26.3             26.6             54.3            52.8
Interest expense allocated from Columbia/HCA..          4.2             13.7             18.5            26.2
Interest expense..............................          9.9              3.6             13.6             7.2
ESOP expense..................................          0.5               --              0.5              --
Management fees allocated from Columbia/HCA...          2.1              7.4              8.9            15.0
Impairment of long-lived assets...............           --               --             33.9              --
                                                -----------      -----------      -----------     -----------

Total operating expenses......................        350.3            413.3            764.4           830.6
                                                -----------      -----------      -----------     -----------

Loss from continuing operations before
 minority interest, equity in earnings and
 income tax benefit...........................        (10.2)           (13.5)           (56.7)          (16.8)

Minority interests in earnings of
 consolidated entities........................         (2.5)            (2.5)            (4.7)           (6.5)
Equity in earnings (loss) of
 unconsolidated subsidiaries..................         (1.9)             1.1             (1.5)            2.5
Income tax benefit............................          5.1              4.4             17.5             6.2
                                                -----------      -----------      -----------     -----------

Loss from continuing operations...............         (9.5)           (10.5)           (45.4)          (14.6)

Income from operations of discontinued
 businesses, net of income tax provision of
 $0.6 for the three months ended 1998.........           --              0.4               --              --
                                                -----------      -----------      -----------     -----------
Net loss......................................  $      (9.5)     $     (10.1)     $     (45.4)    $     (14.6)
                                                ===========      ===========      ===========     ===========

Loss per common share:
 Loss from continuing operations..............  $     (0.31)     $     (0.34)     $     (1.51)    $     (0.49)
 Income from operations of discontinued
  business....................................           --             0.01               --              --
                                                -----------      -----------      -----------     -----------

Net loss......................................  $     (0.31)     $     (0.33)     $     (1.51)    $     (0.49)
                                                ===========      ===========      ===========     ===========

Weighted average shares used in loss per
 share calculations...........................   30,300,016       30,300,016       30,111,116      30,111,116

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)


                                                         June  30,          December 31,
                     ASSETS                                1999                1998
                                                           ----                ----
         Current assets
         --------------
Cash and cash equivalents............................  $   55.6           $     --
Accounts receivable, less allowance for
 doubtful accounts  of $179.8 at
 June 30, 1999 and $155.9 at  December 31, 1998......     182.5              199.3
Inventories..........................................      39.4               44.8
Income taxes.........................................      43.2               37.9
Other................................................      56.8               23.9
                                                       --------           --------

Total current assets.................................     377.5              305.9

Property and equipment, at cost:
Land.................................................      81.9               82.0
Buildings............................................     604.0              604.9
Equipment............................................     727.9              712.0
Construction in progress.............................      71.9               63.7
                                                       --------           --------
                                                        1,485.7            1,462.6
Accumulated depreciation.............................    (711.4)            (703.1)
                                                       --------           --------
                                                          774.3              759.5

Intangible assets, net of accumulated
 amortization of $54.8 at June 30, 1999 and
 $50.2 at December 31, 1998..........................     244.4              272.9
Investment in equity of affiliates...................      79.7               24.3
Other................................................      19.6                8.7
                                                       --------           --------

Total assets.........................................  $1,495.5           $1,371.3
                                                       ========           ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
         -------------------
Accounts payable.....................................  $   51.1           $   47.5
Current portion of long-term debt....................      93.4                0.9
Accrued salaries.....................................      33.7               34.8
Other current liabilities............................      57.5               37.8
                                                       --------           --------

Total current liabilities............................     235.7              121.0

Intercompany balances payable to Columbia/HCA........        --              613.7
Long-term debt.......................................     575.4               13.4
Deferred taxes and other liabilities.................      61.7               62.5
Minority interests in equity of consolidated.........
 entities............................................      52.1               60.0
                                                       --------           --------

Total liabilities....................................     924.9              870.6

        Stockholders equity
        -------------------
Equity, investments by Columbia/HCA..................        --              500.7
Common stock $.01 per value; 90,000,000 shares
 authorized;  33,869,851 shares outstanding at
 June 30, 1999.......................................       0.3                 --
Additional paid-in capital...........................     607.8                 --
Unearned ESOP compensation...........................     (34.0)                --
Retained deficit.....................................      (3.5)                --
                                                       --------           --------
Total stockholders' equity...........................     570.6              500.7

Total liabilities and stockholders' equity...........  $1,495.5           $1,371.3
                                                       ========           ========

See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ending June 30, 1999 and 1998
                                   Unaudited
                             (Dollars in millions)


                                                   For the three                             For the six
                                                    months ended                            months ended
                                      ----------------------------------------  -------------------------------------
                                                  1999                 1998                 1999                1998
                                      ------------------  --------------------  -------------------  ----------------
Cash flows from operating activities
Net loss......................................   $ (9.5)               $(10.1)             $ (45.4)           $(14.6)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Provision for doubtful accounts...............     33.1                  35.7                 67.6              72.6
ESOP expense..................................      0.5                    --                  0.5                --
Depreciation and amortization.................     26.3                  26.6                 54.3              52.8
Deferred income tax benefit...................     (5.1)                 (4.4)               (17.5)             (6.2)
Impairment of long-lived assets...............       --                    --                 33.9                --
Income from discontinued operations...........       --                  (0.4)                  --                --
Increase (decrease) in cash from
 operating assets and liabilities
Accounts receivable...........................    (27.5)                (25.1)               (53.1)            (67.3)
Inventories and other assets..................     (0.9)                 (3.3)                 8.4              (7.5)
Accounts payable and other current
 liabilities..................................     21.2                   5.4                 22.4              (6.2)
Other.........................................        -                  (0.5)                (8.5)            (12.2)
                                                 ------                ------              -------            ------
Net cash provided by operating activities.....     38.1                  23.9                 62.6              11.4


Cash flows from investing activities
Purchases of property and equipment...........    (46.2)                (19.3)               (66.0)            (47.3)
Proceeds received on sale of assets...........      4.3                    --                  4.3                --
Investment in and advances to affiliates......    (54.3)                 (3.6)               (55.4)             (5.8)
Other.........................................     11.9                   7.8                 15.0              16.6
                                                 ------                ------              -------            ------

Net cash used in investing activities.........    (84.3)                (15.1)              (102.1)            (36.5)


Cash flows from financing activities
Payments of long-term debt....................     (5.0)                   --                (11.1)             (0.5)
Increase (decrease) in intercompany
 balances with Columbia/HCA, net..............    106.8                  (8.8)               106.2              25.6
                                                 ------                ------              -------            ------


Net cash provided by (used in)
 financing activities.........................    101.8                  (8.8)                95.1              25.1
                                                 ------                ------              -------            ------

Change in cash and cash equivalents...........     55.6                    --                 55.6                --
Cash and cash equivalents at
 beginning of period..........................       --                    --                   --                --
                                                 ------                ------              -------            ------
Cash and cash equivalents at end of period....   $ 55.6   $                --              $  55.6   $            --
                                                 ======   ===================              =======   ===============

Interest payments.............................   $  8.0                $ 17.3              $  26.0            $ 33.5
Income tax payments...........................   $   --                $   --              $    --            $   --

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. (the "Company"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form 10.

  The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

 Certain prior amounts have been reclassified to conform to the current presentation.

NOTE 2--SPIN-OFF OF TRIAD HOSPITALS, INC.

  On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of the Company to its shareholders (the "Spin-off") by a pro rata distribution of 29,898,688 shares of common stock. The accompanying financial statements for the periods prior to the Spin-off were prepared on the push down basis of the historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of the Company for those periods.

  The consolidated balance sheet as of June 30, 1999 includes adjustments to reflect certain transactions in connection with the Spin-off. The changes to stockholders' equity from the Spin-off are as follows:


                                            Additional     Unearned                        Equity          Total
                                 Common      Paid-in         ESOP         Retained    Investments by    Stockholders'
                                 Stock       Capital     Compensation      Deficit      Columbia/HCA       Equity
                                 -----       -------     ------------      -------      ------------       ------


Balance December 31, 1998    $      --     $     --  $          --  $          --  $        500.7     $    500.7

Distribution of common  stock      0.3         43.6             --             --              --           43.9
Executive Stock Purchase
 Plan loans                         --        (9.1)             --             --              --          (9.1)
Recapitalization upon
 distribution                       --        545.3             --             --          (500.7)         44.6
Elimination of intercompany
 balances                           --        719.9             --             --              --          719.9
Assumption of long-term debt        --       (665.0)            --             --              --         (665.0)
Debt issue costs                    --         15.0             --             --              --           15.0
Issuance of note receivable
 from ESOP                          --           --          (34.5)            --              --          (34.5)
ESOP compensation earned            --           --            0.5             --              --            0.5
Net loss prior to Spin-off          --        (41.9)            --             --              --          (41.9)
Net loss-post Spin-off              --           --             --           (3.5)             --           (3.5)
                               -------    ---------     ----------     ----------       ---------     ----------
Balance June 30, 1999          $   0.3    $   607.8     $    (34.0)    $     (3.5)       $     --     $    570.6
                               =======    =========     ==========     ==========       =========     ==========

  The consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or had it operated as a separate, independent company during those periods prior to the spin-off. The combined consolidated financial statements included herein do not reflect any all of the changes that have occurred or may occur in the financing and operations of the Company as a result of the Spin-off.

  On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, LifePoint Hospitals, Inc. ("LifePoint").

  Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

  In addition, the Company has entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which will be minimally disruptive to each entity (see NOTE 9).

NOTE 3--COMPANY OPERATIONS

  As of January 1, 1999, the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and southcentral states. During the six months ended June 30, 1999, the Company sold two hospitals, the proceeds of which were retained by Columbia/HCA, and ceased operations of one hospital. Also, on January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. The Company also opened one new hospital that is accounted for using the equity method.

  On June 1, 1999, the Company completed the exchange of one hospital located in Laredo, Texas for one hospital located in Victoria, Texas and $4.4 million in cash. The assets received were recorded at book value of the assets exchanged plus a proportionate share of cash received to the estimated fair value of assets received. No gain or loss was recognized during the three month period ended June 30, 1999. The Company is currently in the process of finalizing an appraisal of the Victoria, Texas hospital. The Company expects the finalized appraisal to be completed during the third quarter of 1999 and any gain or loss will be recognized at that time, although the gain or loss should be minimal.

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS

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

  As discussed previously, during the six months ended June 30, 1999, the Company sold two hospitals and ceased to operate another hospital. The Company intends to sell eight additional facilities (7 general, acute care hospitals and one psychiatric hospital) that were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. At June 30, 1999, the carrying value of the long-lived assets relating to the remaining eight facilities to be sold and the one facility where operations were ceased was $101.4 million. The eight facilities to be sold and the three facilities that were either sold or closed contributed net revenues of $61.8 million, and $81.4 million for the three months ended June 30, 1999 and 1998, respectively and $138.8 million, and $175.0 million for the six months ended June 30, 1999 and 1998, respectively. These facilities also contributed losses before impairment charges and income tax benefit of $17.2 million and $16.6 million for the three months ended June 30, 1999 and 1998, respectively and $24.6 million and $26.0 million, for the six months ended June 30, 1999 and 1998, respectively. The Company expects to complete the sales of the remaining eight facilities and the one hospital where operations were ceased over the next twelve months. The Company is required to use sales proceeds on the remaining facilities to retire certain outstanding indebtedness (see NOTE
5).

  In the six months ended June 30, 1999, the carrying value of the long-lived assets related to certain of these facilities (3 hospital facilities), of approximately $50.6 million, was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $30.8 million. These three facilities had net revenues of approximately $21.7 million and $23.0 million for the three months ended June 30, 1999 and 1998, respectively and $46.7 million and $47.9 million for the six months ended June 30, 1999 and 1998, respectively. These facilities also contributed losses from continuing operations before income tax benefit and the asset impairment charge of

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

approximately $4.7 million, and $3.9 million, for the three months ended June 30, 1999 and 1998, respectively and $8.2 million for each of the six months ended June 30, 1999 and 1998.


  During the six months ended June 30, 1999, the Company recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

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

NOTE 5--LONG-TERM DEBT

  In connection with the Spin-off, the Company assumed $673.8 million of debt financing from Columbia/HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% (8.44% per annum at July 31, 1999) due May 11, 2000, a $65.0 million Tranche A term loan bearing interest at LIBOR plus 3.25% (8.44% per annum at July 31, 1999) with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B term loan bearing interest at LIBOR plus 4% (9.19% per annum at July 31, 1999) with principal amounts due beginning in 1999 through 2005, and $325.0 million senior subordinated notes bearing interest at 11% due in 2009 with interest payments due semi-annually. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of $8.8 million with interest rates averaging 5.7% maturing over five years.

  The Company's bank debt is secured by a pledge of substantially all of its assets. The debt agreements require that the Company comply with various financial ratios and tests and have restrictions on new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

  The Company made a $5.0 million principal payment on the asset sale bridge loan in June 1999.

  The Company's senior subordinated notes are guaranteed by all operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. The Company is currently in the process of registering the senior subordinated notes with the Securities and Exchange Commission. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements would not be material to investors.

  The Company does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally joint and severally guarantee the senior subordinated notes. The ownership percentages of the Company and its subsidiaries in these Company-controlled entities range from 51% to 95%.

  Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they would not be material to investors. However, summarized combined financial information for the non-wholly owned Subsidiary Guarantors are as follows:

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)


                                                       June 30,   December 31,
                                                        1999         1998
                                                        ----         ----
Summarized Balance Sheets
-------------------------
Current assets........................................  $18.0        $20.0
Non-current assets....................................   59.8         55.5
                                                        -----        -----
Total assets..........................................  $77.8        $75.5
                                                        =====        =====

Current liabilities...................................  $ 5.3        $ 4.4
Non-current liabilities...............................    4.3          4.2
Equity................................................   68.2         66.9
                                                        -----        -----
Total liabilities and equity..........................  $77.8        $75.5
                                                        =====        =====

                                   For the three months ended     For the six months ended
                                   ---------------------------   -------------------------
                                    June 30,          June 30     June 30,     June 30,
                                      1999             1998         1999         1998
                                      ----             ----         ----         ----
Summarized Statement of Income
------------------------------
Net revenues.......................  $21.1             $24.0        $41.9        $47.5
Income from continuing operations..  $ 5.4             $ 5.5        $10.3        $11.8
Net income.........................  $ 5.4             $ 5.5        $10.3        $11.8

  Non-current assets shown above include intercompany receivables of $11.3 million and $7.1 million as of June 30, 1999 and December 31, 1998, respectively.

  The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding as of July 31, 1999.

 A five-year maturity schedule is as follows (in millions):

                        1999                             $ 92.9
                        2000                               14.0
                        2001                               13.4
                        2002                               20.9
                        2003                               57.9
                        Thereafter                        469.7
                                                         ------
                                                         $668.8
                                                         ======

  As part of the assumption of the above reference debt financing, the Company also assumed approximately $15.0 million in debt issue costs, which will be amortized over the lives of the loans. Accumulated amortization of the debt issue costs was $0.5 million at June 30, 1999.

NOTE 6--STOCK BENEFIT PLANS

  In connection with the Spin-off, the Company adopted the 1999 Long-Term Incentive Plan, for which 5,350,000 shares of the Company's common stock have been reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Spin-off date, 554,921 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. These options have varying prices based on the exercise price of the pre-existing Columbia/HCA options and were exercisable on the date of the grant. On June 10, 1999, 2,897,126 stock options were granted under this plan with an exercise price of the market price on the date of the grant. These options are exercisable beginning in part from date of grant to four years after the grant. All options granted under this plan expire in 10 years from date of grant.

  The Company has also adopted the Executive Stock Purchase Plan, for which 1,000,000 shares of the Company's common stock were reserved for issuance. The Executive Stock Purchase Plan grants to specified executives of the Company a right to purchase shares of common stock from the Company. The Company loaned

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

each participant in the plan 100% of the purchase price of the Company's common stock, on a full recourse basis. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. In addition, the Committee has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is to equal the purchase price of the shares and expire in 10 years. 970,000 shares have been purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The options are exercisable 50% on the grant date and 50% two years from grant date. The total amount, which has been loaned to participants to purchase shares under the plan, is $9.1 million which was recorded as a reduction to additional paid-in capital.

  Also, the Company adopted various other plans for which 500,000 shares of the Company's common stock have been reserved for issuance. On June 10, 1999, the Company granted under such plans 120,000 options to non-employee directors, which are exercisable over a four year period. The company also granted 340,000 options to Columbia/HCA executives with the exercise price of such options at market price on the date of grant and were exercisable on the date of grant. Columbia/HCA agreed to pay the Company $1.5 million in exchange for the issuance of these options. All of these options expire 10 years after grant.

  The following table summarizes information regarding the options outstanding at June 30, 1999:

                                                        Options Outstanding                Options Exercisable
                                                        -------------------                -------------------
                                                                                                              Weighted
                                        Number       Weighted Average     Weighted           Number           Average
                                     Outstanding       Remaining           Average         Exercisable        Exercise
                                     at 6/30/99     Contractual Life    Exercise Price     at 6/30/99          Price
                                     ----------     ----------------    --------------     ----------          -----
Range of  Exercise Prices
-----------------------------
              $0.07 to $18.84        4,639,547          10 years             $11.27          1,437,396         $11.28

  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, but continues to measure stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. If the Company had measured compensation cost for the stock options granted to its employees under the fair value based method prescribed by SFAS 123, the net loss would have been changed to the pro forma amounts set forth below (dollars in millions):

                            For the       For the
                         three months   six months
                            ended          ended
                        June 30, 1999   June 30,1999
                        -------------   -------------

Net loss
  As reported..........    $ (9.5)         $(45.4)
  Pro forma............    $(16.1)         $(52.0)
Basic loss per share:
  As reported..........    $(0.31)         $(1.51)
  Pro forma............    $(0.53)         $(1.73)

  The fair values of stock options granted to the Company's employees used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

 Risk free interest rate..........................................      6.16%
 Expected life ...................................................  10 years
 Expected volatility..............................................     23.90%
 Expected dividend yield..........................................        --

  The weighted-average fair values of stock options granted to Triad employees during the six months ended June 30, 1999, was $11.05 per option.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

  In connection with the Spin-off, the Company established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. The ESOP purchased from the Company, at fair market value, 3,000,000 shares of the Company's common stock. The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company will make contributions to the ESOP which the ESOP will use to repay the loan. The Company's stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

  The loan to the ESOP is recorded as unearned ESOP compensation on the Company's Condensed Consolidated Balance Sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares are shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. The Company recognized ESOP expense of $0.5 million during the three months ended June 30, 1999.

  The ESOP shares as of June 30, 1999 were as follows:

     Shares committed to be released               42,857
     Unreleased shares                          2,957,143
                                                ---------
     Total ESOP shares                          3,000,000
                                                =========
     Fair value of unreleased shares        $39.9 million

NOTE 7--LOSS PER SHARE

  Loss per common share is based on the weighted average number of shares outstanding assuming the shares issued at the Spin-off were outstanding at the beginning of each period through June 30, 1999, adjusted for the shares issued to the ESOP (see NOTE 6). Weighted average shares for the three and six months ended June 30, 1999 are as follows:

                                                          For the three   For the six
                                                          months ended   months ended
                                                          June 30, 1999  June 30, 1999
                                                          -------------  -------------

 Weighted average shares exclusive of ESOP                   30,278,587     30,089,687
 Average of ESOP shares committed to be released                 21,429         21,429
                                                             ----------     ----------

 Weighted average shares outstanding                         30,300,016     30,111,116
                                                             ==========     ==========

  Loss per common share for the three and six month periods ended June 30, 1998 is presented as if the weighted average shares referenced above had been outstanding for each period.

NOTE 8--DISCONTINUED OPERATIONS

  During the three months ended June 30, 1998, the Company recorded income from discontinued operations related to the divestiture of home health businesses of $0.4 million (net of income tax benefit). The Company recorded a loss from discontinued operations relating to these divestitures of $0.4 million (net of income tax benefit) for the three months ended March 31, 1998. Revenues for the home health businesses disposed of were approximately $12.5 million and $27.3 million for the three and six months ended June 30, 1998. Columbia/HCA and the Company completed the divestiture and received proceeds of approximately $3.9 million, which approximated the carrying value of the net assets of discontinued operations during the fourth quarter of 1998. The consolidated financial statements reflect the results of operations and net assets of the home health businesses as discontinued operations.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

NOTE 9--AGREEMENTS WITH COLUMBIA/HCA

  As described below, the Company has entered into several agreements with Columbia/HCA to facilitate an orderly change after the Spin-off.

  Columbia/HCA, the Company and LifePoint have entered into a distribution agreement providing for certain arrangements among Columbia/HCA, the Company and LifePoint subsequent to the date of the Spin-off. The distribution agreement generally provides that the Company will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute the Company. The distribution agreement provides, however, that Columbia/HCA will indemnify the Company for any losses, which it incurs arising from the pending governmental investigations of certain of Columbia/HCA's business practices. The distribution agreement further provides that Columbia/HCA will indemnify the Company for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and related to such proceedings. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to the Company in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the date of the Spin-off, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

  Columbia/HCA is negotiating one or more compliance agreements setting forth certain agreements to comply with applicable laws and regulations. The Company is obligated to participate with Columbia/HCA in these negotiations.

  In connection with the Spin-off, Columbia/HCA also agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. The Company will be responsible for the filing of these cost reports and any terminating cost reports. The Company has recorded a receivable from Columbia/HCA of $37.5 million at June 30, 1999 relating to the indemnification.

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

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of Columbia/HCA. Any retroactive rate adjustments for periods ending on or before the Spin-off, in respect of such insurance policies, will be paid or received by Columbia/HCA.

  Columbia/HCA's wholly owned subsidiary Columbia Information Services, Inc. ("CIS"), entered into a computer and data processing services agreement with the Company. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to the Company. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. CIS charges the Company approximately $19.0 million per year for services provided under this agreement. In the event the agreement is terminated by the Company, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS does not warrant that the software and hardware used by CIS in providing services to the Company will be Year 2000 ready, although CIS is currently making efforts in a professional, timely and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the computer and data processing services agreements. Pursuant to a Year 2000 professional services agreement, Columbia/HCA also will continue its ongoing program of inspecting medical equipment at Triad's hospitals to assure Year 2000 compliance. Under such agreement, Triad remains solely responsible for any lack of Year 2000 compliance. The agreement terminates June 30, 2000.

  Columbia/HCA, the Company and LifePoint entered into an agreement relating to benefit and employment matters which allocates responsibilities for employment compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the date of the Spin-off. The agreement generally provides that the Company assumed responsibility for its employees from and after the date of the Spin-off, and that Columbia/HCA retains the liabilities with respect to former employees associated with the facilities and operations of the Company who terminated employment on or prior to the date of the Spin-off. Benefit plans established by the Company generally recognize past service with Columbia/HCA.

  Columbia/HCA also entered into an agreement with the Company, pursuant to which the Company sub-leases from Columbia/HCA its principal executive offices (at the same price per square foot as is payable under the existing Columbia/HCA lease). The Company's sub-lease will terminate on January 31, 2003.

  Columbia/HCA also entered into a transitional service agreement with the Company pursuant to which Columbia/HCA will continue to furnish various administrative services to the Company. These services will include support in various aspects of payroll processing and tax reporting for employees of the Company, real estate design and construction management, legal, human resources, insurance and accounting matters on an as needed basis. Each agreement will terminate on December 31, 2000, but may be terminated by the Company as to specific services before December 31, 2000. The Company pays fees to Columbia/HCA for services provided in amounts equal to Columbia/HCA's costs incurred in providing such services.

  The Company is a partner along with Columbia/HCA and LifePoint, in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

  Columbia/HCA entered into agreements with the Company whereby Columbia/HCA will share telecommunications services with the Company under Columbia/HCA's agreements with its telecommunications services provider and whereby Columbia/HCA will make certain account collection services available to the Company.

NOTE 10--CONTINGENCIES

Columbia/HCA Investigations

  Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in at least seven qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

  According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee.

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

NOTE 11--DERIVATIVES

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

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

  The Company owns and operates the health care service business which comprised the Pacific Group of Columbia/HCA until the distribution by Columbia/HCA to its shareholders of all of the shares of outstanding common stock of the Company (the "Spin-off"). The Spin-off, which occurred on May 11, 1999, marks the beginning of the Company's operations as an independent, publicly traded company. As such, the historical financial statements of the Company prior to the Spin-off may not necessarily be indicative of the Company's future performance, nor do they necessarily reflect what the financial position and results of operations of the Company would have been if it had operated as a separate, stand-alone entity during the entire periods covered.

  As of January 1, 1999 the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and south-central states. During the six months ended June 30, 1999, the Company sold two hospitals, the proceeds of which were retained by Columbia/HCA, and ceased operations of one hospital. The Company transferred, on January 1, 1999, two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. Also, in May 1999, the Company opened one new hospital, which is accounted for using the equity method.

  Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of the Company. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulations affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) claims and legal actions relating to professional liabilities and other matters, (viii) fluctuations in the market value of the Company's common stock, (ix) the departure of key executive officers from the Company, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges, (xiii) the complexity of integrated computer systems and the success and expense of the remediation efforts of the Company and relevant third parties in achieving Year 2000 readiness, (xiv) the ability to enter into managed care provider arrangements on acceptable terms, (xv) the availability and terms of capital to fund the expansion of the Company's business, (xvi) changes in business strategy or development plans, (xvii) timeliness of reimbursement payments received under government programs and (xviii) other risk factors. As a consequence, current plans anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

Revenue/Volume Trends

  During the three and six months ended June 30, 1999, the Company experienced declines in revenue and volumes. Management believes six factors have contributed to the declines in revenue: the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

announced divestitures of hospitals in certain markets, the disposition of two acute care hospitals and cessation of operations of one acute care hospital, the transfer pursuant to a long-term lease to an unaffiliated third party of two acute care hospitals and three ambulatory surgery centers, the continuing trend toward the conversion of more services to an outpatient basis and the impact of the governmental investigations of Columbia/HCA. In the healthcare industry, operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

  The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from Medicare and Medicaid programs was reduced in 1999 and 1998 and will be further reduced as reductions in reimbursement levels are phased in over the next two years. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being significantly reduced. Net patient revenues related to Medicare and Medicaid patients were 38.5% and 41.7% of total net patient revenues for the three months ended June 30, 1999 and 1998, respectively, and 41.2% and 42.8% for the six months ended June 30, 1999 and 1998, respectively. Net patient revenues related to managed care plan patients were 34.6 and 24.6% of total net patient revenues for the three months ended June 30, 1999 and 1998, respectively, and 31.7% and 25.2% for the six months ended June 30, 1999 and 1998, respectively. Net patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

  Management of the Company has focused on streamlining the Company's portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result, management determined that eleven of the facilities (10 general, acute care hospitals and one psychiatric hospital) which were part of the Columbia/HCA Pacific Group as of January 1, 1999, did not meet the Company's strategic plan and decided to divest these facilities. During the first six months of 1999, Columbia/HCA sold two hospitals and ceased operations of one hospital, which had net revenues of $1.6 million and $10.4 million for the three months ended June 30, 1999 and 1998, respectively and $9.8 million and $22.0 million for the six months ended June 30, 1999 and 1998, respectively, and losses before impairment charges and income tax benefit of $2.3 million and $4.6 million for the three months ended June 30, 1999 and 1998, respectively, and $7.8 million and $8.2 million for the six months ended June 30, 1999 and 1998, respectively. The sale of the eight remaining facilities and the one facility which operations were ceased is expected to be completed over the next twelve months. For the three months ended June 30, 1999 and 1998, the eleven facilities divested or to be divested contributed net revenues of $62.9 million and $86.9 million and losses before impairment charges and income tax benefit of $10.4 million and $18.3 million, respectively. For the six months ended June 30, 1999 and 1998, these eleven facilities contributed net revenues of $140.0 and $183.6 million and losses before impairment changes and income tax benefit of $28.3 million and
$30.9 million, respectively.   On January 1, 1999, the Company transferred two
acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. For the three months ended June 30, 1999 and 1998, these leased facilities contributed net revenues, exclusive of the $4.0 million lease payments, of $(2.4) million and $50.3 million and income (loss) before impairment charges and income tax benefit of $(3.7) million and $5.3 million, respectively. For the six months ended June 30, 1999 and 1998, the leased facilities contributed net revenues, exclusive of the $8.0 million lease payments, of $(4.4) million and $100.2 million and income (loss) before impairment charges and income tax benefit of $(12.4) million and $7.9 million, respectively. These leased hospitals, along with the facilities divested and to be divested, accounted for a majority of the decrease in revenue and volume for the Company.

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

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

Net outpatient revenues grew to 49.8% and 47.6% of net patient revenues for the three and six months ended June 30, 1999 respectively, compared to 49.6% and 47.2% for the three and six months ended June 30, 1998.

  Management also believes that the impact of the ongoing governmental investigations of certain Columbia/HCA business practices and the related media coverage may have created uncertainties with physicians, patients and payers in certain of the Company's markets.

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

  In connection with the Spin-off, Columbia/HCA agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. The Company will be responsible for the filing of these cost reports and any terminating cost reports. The Company has recorded a receivable from Columbia/HCA relating to the indemnification of $37.5 million as of June 30, 1999.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)


        Operating Results Summary

        The following is a summary of results from continuing operations for the three and six months ended June 30, 1999 and 1998 (dollars in millions, except per share amounts and ratios):

                                     For the three months ended                   For the six months ended
                                     --------------------------                   ------------------------
                                       1999              1998                    1999                  1998
                                 ------------------- ------------------    -------------------    -----------------
                                 Amount   Percentage Amount   Percentage   Amount    Percentage   Amount  Percentage
                                 ------   ---------- ------   ----------   ------    ----------   ------  ----------
Revenues......................   $340.1    100.0       $399.8    100.0       $707.7     100.0       $813.8     100.0

Salaries and benefits.........    146.6     43.1        174.3     43.6        303.5      42.9        352.4      43.3
Supplies......................     48.5     14.3         59.0     14.8        102.6      14.5        123.0      15.1
Other operating expenses......     79.1     23.3         93.0     23.3        161.0      22.7        181.4      22.3
Provision for doubtful
 accounts.....................     33.1      9.7         35.7      8.9         67.6       9.5         72.6       8.9
Depreciation and
 amortization.................     26.3      7.7         26.6      6.7         54.3       7.7         52.8       6.5
Interest expense allocated
 from Columbia/HCA............      4.2      1.2         13.7      3.4         18.5       2.6         26.2       3.2
Interest expense..............      9.9      2.9          3.6      0.9         13.6       1.9          7.2       0.9
ESOP expense..................      0.5      0.1           --       --          0.5       0.1           --        --
Management fees allocated
 from Columbia/HCA............      2.1      0.6          7.4      1.9          8.9       1.3         15.0       2.1
Impairment of long-lived
 assets.......................       --       --           --       --         33.9       4.8           --        --
                                 ------    -----       ------    -----       ------     -----       ------     -----
                                  350.3    103.0        413.3    103.4        764.4     108.0        830.6     102.1
                                 ------    -----       ------    -----       ------     -----       ------     -----
Loss from continuing
 operations before minority
 interests, equity in
 earnings, and income
 tax benefit...............       (10.2)    (3.0)       (13.5)    (3.4)       (56.7)     (8.0)       (16.8)     (2.1)
Minority interests in
 earnings of consolidated
 entities.....................     (2.5)    (0.7)        (2.5)    (0.6)        (4.7)     (0.7)        (6.5)     (0.8)
Equity in earnings (loss)
 of non-consolidating
 entities.....................     (1.9)    (0.6)         1.1      0.3         (1.5)     (0.2)         2.5       0.3
                                 ------    -----       ------    -----       ------     -----       ------     -----
Loss from continuing
 operations before
 income tax benefit........       (14.6)    (4.3)       (14.9)    (3.7)       (62.9)     (8.9)       (20.8)     (2.6)
Income tax benefit............      5.1      1.5          4.4      1.1         17.5       2.5          6.2       0.8
                                 ------    -----       ------    -----       ------     -----       ------     -----


Loss from continuing
 operations...................   $ (9.5)    (2.8)      $(10.5)    (2.6)      $(45.4)     (6.4)      $(14.6)     (1.8)
                                 ======    =====       ======    =====       ======     =====       ======     =====

Loss per common share from
 continuing operations........$   (0.31)               $(0.34)               $(1.51)                $(0.49)

EBITDA (a)....................$    30.9                 $38.9                 $71.5                  $86.9
Number of hospitals at end
 of period (b)................       38                    39                    38                     39
Licensed beds at end of
 period (c)...................    4,974                 5,907                 4,974                  5,907
Available beds at end of
 period (d)...................    4,452                 5,192                 4,452                  5,192
Admissions (e)................   36,756                41,789                79,194                 87,268
Adjusted admissions (f).......   60,650                68,976               128,285                139,752
Patient days (g)..............  168,707               202,607               366,933                432,017
Adjusted patient days (h)....   278,381               334,420               594,390                691,836
Emergency room visits.........  133,590               147,493               286,329                294,571
Average length of stay (i)....      4.6                   4.9                   4.6                    5.0
Average daily census (j)......    1,875                 2,251                 2,039                  2,400
Occupancy rate (k)............     42.1%                 43.4%                 45.8%                  46.2%
Net patient revenue per
 adjusted patient day.........    1,184                 1,156                 1,154                  1,176
Gross inpatient revenue.......   $453.1                $506.2                $961.4               $1,071.1
Gross outpatient revenue......   $294.6                $329.3                $595.9                 $644.2
Gross outpatient revenue
 percentage...................     39.4%                 39.4%                38.3%                  37.6%
Net inpatient revenue.........   $165.6                $195.0                $359.6                 $419.6
Net outpatient revenue........   $164.1                $191.7                $326.3                 $374.7
Net outpatient revenue
 percentage...................     49.8%                 49.6%                 47.6%                  47.2%


   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) Number of hospitals include two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes for each period in 1999. This table does not include any operating statistics for these facilities.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in the Company's hospitals.
(h) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in the Company's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.

Three Months Ended June 30, 1999 and 1998

  Losses from continuing operations before income tax benefit decreased to $14.6 million in the three months ended June 30, 1999 from $14.9 million in the three months ended June 30, 1998. The decrease in pretax loss was attributable to actual interest expense and corporate overhead incurred being $5.0 million less than the allocation of interest expense and management fee from Columbia/HCA. Additional factors contributing to the decrease were $4.0 million of lease income from the leased facilities (which commenced January 1999) that was received in the three months ended June 30, 1999, decreases in losses of $1.3 million in the facilities that were divested and the $2.0 million in improvements in operations at the facilities that will remain after the planned
divestitures.   The decreases were partially offset by a $9.7 million reduction of pretax income relating to the leased facilities in Kansas City, Missouri, $1.8 million of favorable cost report settlements in 1998 and $3.0 million reduction in equity in earning at non-consolidating entities due to the start up of operations of a hospital that opened in May 1999.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS (continued)

  Revenues decreased 14.9% to $340.1 million in the three months ended June 30, 1999 compared to $399.8 million in the same period of 1998. Inpatient admissions decreased 12.0% and adjusted admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 12.1% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999. In the three months ended June 30, 1998, these facilities had revenues of $50.3 million, admissions of 4,512 and adjusted admissions of 7,344. Other factors contributing to the reduction of revenues include an $8.8 million reduction relating to the sale of two hospitals and cessation of operations of one hospital, reduction of $12.2 million relating to the facilities that management intends to divest in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and $1.8 million of favorable cost report settlements in 1998. These were partially offset by $4.0 million of lease income from the leased facilities in the three months ended June 30, 1999 and increases of $11.4 million for the facilities that will remain after the planned divestitures.

  Revenues have been decreasing over the past several years due to several factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997 (lowering the three months ended June 30, 1999 revenues by approximately $3.0 million compared to $1.4 million during the three months ended June 30, 1998) and continued increases in discounts from the growing number of managed care payers (managed care as a percent of net patient revenues increased to 34.6% in the three months ended June 30, 1999 compared to 24.6% during the three months ended June 30, 1998).

  Salaries and benefits, as a percentage of revenues, decreased to 43.1% in the three months ended June 30, 1999 from 43.6% in the three months ended June 30, 1998. The decrease was primarily attributable to the leased facilities, which had a higher percentage of salaries and benefits to net revenue. This decrease was partially offset by $2.0 million in bonuses, relating to pre-spin activities, that were incurred during the three months ended June 30, 1999.

  Supply costs decreased as a percentage of revenues to 14.3% in the three months ended June 30, 1999 from 14.8% in the three months ended June 30, 1998 due to the leased facilities having a higher percentage of supply costs to net revenue.

  Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), remained relatively unchanged as a percentage of revenues in the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

  Provision for doubtful accounts, as a percentage of revenues, increased to 9.7% in the three months ended June 30, 1999 from 8.9% in the three months ended June 30, 1998 due to the reductions in net revenues relating to the leased facilities. Additionally, the uncertain status of the held for sale facilities contributed to the increase.

  Depreciation and amortization increased as a percentage of revenues to 7.87% in the three months ended June 30, 1999 from 6.7% in the three months ended June 30, 1998, primarily due to the increased capital expenditures and to the decrease in net revenues.

  Interest expense allocated from Columbia/HCA, which was represented by interest incurred on the net intercompany balance with Columbia/HCA, decreased to $4.2 million in the three months ended June 30, 1999 compared to $13.7 million in the three months ended June 30, 1998 due to of the Spin-off which eliminated the intercompany balances.

  Interest expense, which is offset by $0.4 million of interest income, increased to $9.9 million in the three months ended June 30, 1999 from $3.6 million in the three months ended June 30, 1998 due to the assumption of an additional $665.0 million in debt from Columbia/HCA in the Spin-off.

  Management fees allocated from Columbia/HCA decreased to $2.1 million from $7.4 million during the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to the Spin-off from Columbia/HCA.

  Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, remained unchanged as a percentage of revenues in the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 1999 and 1998

  Losses from continuing operations before income tax benefit increased to $62.9 million in the six months ended June 30, 1999 from $20.8 million in the six months ended June 30, 1998. The increase in pretax loss was primarily attributable to impairment charges of $33.9 million recorded in the first quarter of 1999 due to the management reassessment of the facilities that would not be part of the Company's core markets. Other increases in pretax loss were attributable to reduction of pretax income relating to the leased facilities in the Kansas City, Missouri area of $22.2 million in the six months ended June 30, 1999 compared to the six months ended June 30, 1998, $1.8 million of favorable cost report settlements in 1998 and $4.0 million reduction in equity in earnings of non-consolidating entities due to the start up of operations of a hospital that opened in May 1999. These were partially offset by $8.0 million of lease income from the leased facilities, a $3.5 million reduction in interest expense and corporate overhead compared to the allocation of interest expense and management fees from Columbia/HCA and $10.0 million improvement in the operations of facilities that will remain after the planned divestiture.

  Revenues decreased 13.0% to $707.87 million in the six months ended June
30, 1999 compared to $813.8 million in the six months ended June 30, 1998. Inpatient admissions decreased 9.2% and adjusted admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 8.2% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999. In the six months ended June 30, 1998, these facilities had revenues of $100.2 million, admissions of 9,255 and adjusted admissions of 14,682. Other factors contributing to the reduction of revenues include a $12.2 million reduction relating to the sale of two hospitals and cessation of operations of one hospital in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and $1.8 million of favorable cost report settlements in 1998. These were partially offset by $8.0 million of lease income from the leased facilities in the six months ended June 30, 1999 and improvement in the operations of facilities that will remain after the planned divestitures.

  Revenues have been decreasing over the past several years due to several factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997 (lowering revenues by approximately $6.0 million compared to $2.8 million during the six months ended June 30, 1999 and 1998, respectively) and continued increases in discounts from the growing number of managed care payers (managed care as a percent of net revenues increased to 31.7% compared to 25.1% during the six months ended June 30, 1999 and 1998, respectively).

  Salaries and benefits, as a percentage of revenues, decreased to 42.9% in the six months ended June 30, 1999 from 43.3% in the six months ended June 30, 1998. The decrease was primarily attributable to the leased facilities, which had a higher percentage of salaries and benefits to net revenue. This decrease was partially offset by $2.0 million in bonuses, relating to pre-spin activities, that were incurred in 1999.

  Supply costs decreased as a percentage of revenues to 14.5% in the first quarter of 1999 from 15.1% in the first quarter of 1998 due to the leased facilities having a higher percentage of supply costs to net revenue.

  Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, increased to 22.87% in the six months ended June 30, 1999 from 22.3% in the six months ended June 30, 1998 due primarily to the collection fees relating to collection efforts on the remaining accounts receivable of the leased facilities in 1999.

  Provision for doubtful accounts, as a percentage of revenues, increased to 9.5% in the six months ended June 30, 1999 from 8.9% in the six months ended June 30, 1998 due to $3.6 million of certain write offs and adjustments relating to the leased facilities in the first quarter of 1999 and a $2.0 million adjustment that was made at one facility in the first quarter of 1999 to reflect deterioration in accounts receivable. Additionally, the uncertain status of the held for sale facilities contributed to the increase.

  Depreciation and amortization increased as a percentage of revenues to 7.7% in the six months ended June 30, 199 from 6.5% in the six months ended June 30, 1998, primarily due to the increased capital expenditures and to the decrease in net revenues.

  Interest expense allocated from Columbia/HCA which was represented by interest incurred on the net intercompany balance with Columbia/HCA, decreased to $18.5 million in the six months ended June 30, 1999 compared to $26.2 million in the six months ended June 30, 1998 due to the Spin-off which eliminated the intercompany balances.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS (continued)

  Interest expense, which includes $0.6 million of interest income, increased to $13.6 million in the six months ended June 30, 1999 from $7.2 million in the six months ended June 30, 1998 due to the assumption of an additional $665.0 million in debt from Columbia/HCA in the Spin-off.

  Management fees allocated from Columbia/HCA decreased to $8.9 million from $15.0 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998, due to the Spin-off from Columbia/HCA.

  Impairments on long-lived assets were $33.9 million during the six months ended June 30, 1999 due to the management reassessment of certain facilities that would not be part of the core markets that the Company would go forward with after the Spin-off. Management determined that the potential sales prices of these facilities would not cover the book value of the facilities and a write down would be necessary.

  Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, decreased slightly as a percentage of revenues to 0.7% in the six months ended June 30, 1999 from 0.8% in the six months ended June 30, 1998.

PRO FORMA OPERATING RESULTS SUMMARY

  The following is a summary of pro forma results from continuing operations for the three and six months ended June 30, 1999 and 1998 (dollars in millions, except per share amounts and ratios). The pro forma operating results from continuing operations reflect the following adjustments at the beginning of each period:

(1) To reflect the following completed divestiture and cessation of operations and planned divestitures in 1999:

        (a) elimination of three and six months of 1999 and 1998 results of operations of two acute care hospitals which was sold during the first six months of 1999 (the proceeds of such sales were retained by Columbia/HCA);
        (b) elimination of three and six months of 1999 and 1998 results of operation of seven acute care hospitals and one psychiatric hospital for which the Company's management believes dispositions over the next twelve months are probable; and
        (c) elimination of three and six months 1999 and 1998 results of operations of one acute care hospital which the Company ceased to operate on May 31, 1999.

(2) To reflect the long term lease payment of $16.0 million per year and elimination of operations in the three and six months of 1999 and 1998 of two acute care hospitals and three ambulatory surgery centers in the Kansas City, Missouri area which commenced in January 1999 as though such lease had commenced at the beginning of each period.
(3) To adjust to the estimated, incremental general and administrative costs of an annual amount of $22.4 million for the periods prior to the Spin-off in 1999 and three and six months of 1998 (in addition to $5.3 million and $7.6 million in the three and six months of 1999, respectively, and $1.8 million and $3.7 million in the three and six months of 1998, respectively, in costs already included in the consolidated statements of operations) that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.
(4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. The Company's ESOP was established on June 10, 1999 and the ESOP purchased 3.0 million newly issued shares of the Company's common stock. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and is based upon the fair value of the shares released.
(5) To adjust interest expense to an annual amount of $69.6 million for the periods prior to the Spin-off in 1999 and three and six months of 1998. The interest expense adjustment is based on the elimination of all intercompany amounts payable to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $673.8 million at an assumed average interest rate of 9.83% and approximately $1.5 million in amortization of the estimated loan issuance costs.
(6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.
(7) Pro forma income (loss) per share was computed using the weighted average shares outstanding for the three and six months ended June 30, 1999.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS (continued)

PRO FORMA OPERATING RESULTS SUMMARY (continued)

                                       For the three months ended                     For the six months ended
                                       --------------------------                     ------------------------
                                        1999                 1998                   1999                   1998
                                        ----                 ----                   ----                   ----
                                  Amount   Percentage   Amount   Percentage   Amount   Percentage    Amount   Percentage
                                  ------   ----------   ------   ----------   ------   ----------    ------   ----------
Revenues......................     $279.8    100.0       $268.4    100.0       $571.9     100.0       $542.8    100.0

Salaries and benefits.........      115.1     41.1        108.1     40.3        231.1      40.4        217.8     40.1
Supplies......................       40.7     14.6         37.2     13.9         83.5      14.6         76.7     14.1
Other operating expenses......       61.0     21.8         63.0     23.5        123.0      21.5        123.0     22.7
Provision for doubtful
 accounts.....................       24.0      8.6         23.8      8.9         47.3       8.3         48.9      9.0
Depreciation and amortization.       20.5      7.3         19.7      7.4         41.6       7.3         39.5      7.3
Interest expense..............       16.8      6.0         17.4      6.5         34.0       6.0         34.8      6.4
ESOP expense..................        1.1      0.4          1.1      0.4          2.2       0.4          2.2      0.4
                                   ------    -----       ------    -----       ------     -----       ------    -----
                                    279.2     99.8        270.3    100.9        562.7      98.4        542.9    100.0
                                   ------    -----       ------    -----       ------     -----       ------    -----

Income from continuing
  operations before minority
  interests, equity in
  earnings, and income
  taxes.......................        0.6      0.2         (1.9)    (0.7)         9.2       1.6         (0.1)     --
Minority interests in
 earnings of consolidated
 entities.....................       (2.6)    (0.9)        (2.1)    (0.8)        (4.8)     (0.8)        (5.7)    (1.1)
Equity in earnings (loss) of
 unconsolidated subsidiaries..       (1.9)    (0.7)         1.1      0.4         (1.5)     (0.3)         2.4      0.5
                                   ------    -----       ------    -----       ------     -----       ------    -----
Income (loss) from
 continuing operations before
 income taxes.................       (3.9)    (1.4)        (2.9)    (1.1)         2.9       0.5         (3.4)    (0.6)
Income tax (provision)
 benefit......................        0.9      0.3          0.5      0.2         (2.5)     (0.4)         0.1       --
                                   ------    -----       ------    -----       ------     -----       ------    -----
Income (loss) from
 continuing operations........     $ (3.0)    (1.1)      $ (2.4)    (0.9)      $  0.4       0.1       $ (3.3)    (0.6)
                                   ======    =====       ======    =====       ======     =====       ======    =====
Income (loss) per common
 share from continuing
 operations...................     $(0.10)               $(0.08)                $0.01                 $(0.11)


Pro forma EBITDA (a)..........      $37.1                 $37.5                 $85.5                  $78.9
Number of hospitals at end
 of period (b)................         29                    28                    29                     28
Licensed beds at end of
 period (c)...................      3,522                 3,506                 3,522                  3,506
Available beds at end of
 period (d)...................      3,196                 3,059                 3,196                  3,059
Admissions (e)................     28,916                27,774                61,446                 57,800
Adjusted admissions (f).......     49,797                48,400               103,859                 97,551
Patient days (g)..............    129,556               127,709               278,273                272,173
Adjusted patient days (h).....    223,111               222,551               470,350                459,357
Emergency room visits.........    105,704               103,773               225,209                208,296
Average length of stay (i)....        4.5                   4.6                   4.5                    4.7
Average daily census (j)......      1,440                 1,419                 1,546                  1,512
Occupancy rate (k)............       45.0%                 46.4%                 48.4%                  49.4%
Net patient revenue per
 adjusted patient day.........      1,213                 1,140                 1,177                  1,181
Gross inpatient revenue.......     $339.4                $301.4                $706.8                 $634.5
Gross outpatient revenue......     $245.1                $223.8                $487.9                 $436.4
Gross outpatient revenue
 percentage...................       41.9%                 42.6%                 40.8%                  40.8%
Net inpatient revenue.........     $128.5                $112.7                $266.7                 $243.9
Net outpatient revenue........     $142.2                $141.0                $287.1                 $275.2
Net outpatient revenue
 percentage...................       52.6%                 55.6%                 51.8%                  53.0%


___________
(a) Pro forma EBITDA is EBITDA, as defined previously, adjusted (i) as if the Spin-off and the divestitures of certain facilities that the Company intends to divest or cease to operate during 1999 had occurred at the beginning of each period, (ii) as if the long term lease of the Kansas
     City facilities in January 1999 had occurred at the beginning of each period, (iii) to exclude non-cash ESOP expense and (iv) to include the Company's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Pro Forma Operating Results Summary to replace the management fees allocated by Columbia/HCA. Pro forma EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Pro forma EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from pro forma EBITDA are significant components in understanding and assessing financial performance. Pro forma EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because pro forma EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, pro forma EBITDA as presented may not be comparable to other similarly titled measures of the companies.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

PRO FORMA OPERATING RESULTS SUMMARY (CONTINUED)

(b) Number of hospitals include two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes for each period. This table does not include any operating statistics for these facilities.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in the Company's hospitals.
(h) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in the Company's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.

Pro Forma Comparisons of the Three Months Ended June 30, 1999 and 1998

  The following discussion compares the results of the three months ended June 30, 1999 on a pro forma basis to the results of the three months ended June 30, 1998 on a pro forma basis, in each case giving effect to the assumptions set forth above the summary table of pro forma results from continuing operations for the three months ended June 30, 1999 and June 30, 1998.

  On a pro forma basis, loss from continuing operations before income taxes increased to $3.9 million in the three months ended June 30, 1999 from $2.9 million in the three months ended June 30, 1998. The pro forma increase was primarily due to start-up of operations at one facility (that is accounted for using the equity method) which opened in May 1999 and $1.8 million of favorable cost report settlements in 1998. This was partially offset by improved operations of the facilities that will remain after the planned divestitures.

  On a pro forma basis, revenues increased 4.2% to $279.8 million in the three months ended June 30, 1999 compared to $268.4 million in the three months ended June 30, 1999. Inpatient admissions increased 4.1% and adjusted admissions increased 2.9% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 on a pro forma basis. The increase in revenues, on a pro forma basis, was due primarily to increased focus by management on the markets that met the Company's strategic plans as the Company progressed toward and completed the Spin-off and $1.8 million of favorable cost report settlements in 1998. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities.

  On a pro forma basis, salaries and benefits, as a percentage of net revenue, increased to 41.1% in the three months ended June 30, 1999 from 40.3% in the three months ended June 30, 1998 due to $2.0 million in bonuses, relating to pre-spin activities, that were incurred during the three months ended June 30, 1999.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

  On a pro forma basis, supplies as a percentage of net revenue, increased to 14.6% compared to 13.9% in the three months ended June 30, 1999 and 1998, respectively. The increase was due to increase in the purchases of higher cost items due to higher acute care patients and increases in prices.

  On a pro forma basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 8.6% in the three months ended June 30, 1999 from 8.9% in the three months ended June, 1998 due to increased focus by management on the core facilities that will remain with the Company after the planned divestitures.

  On a pro forma basis, other operating expenses, as a percentage of net revenues, decreased to 21.8% from 23.5% for the three months ended June 30, 1999 and 1998, respectively. This was primarily due to the Company reducing the use of outside contract services.

  On a pro forma basis, depreciation and amortization, interest expense and minority interests in earnings of consolidated entities remained relatively unchanged for the three months ended June 30, 1999 compared June 30, 1998.

Pro Forma Comparisons of the Six Months Ended June 30, 1999 and 1998

  The following discussion compares the results of the six months ended June 30, 1999 on a pro forma basis to the results of the six months ended June 30, 1998 on a pro forma basis, in each case giving effect to the assumptions set forth above the summary table of pro forma results from continuing operations for the six months ended June 30, 1999 and June 30, 1998.

  On a pro forma basis, income from continuing operations before income taxes increased to $2.9 million in the six months ended June 30, 1999 from a loss from continuing operations before income taxes of $3.4 million in the six months ended June 30, 1998. The pro forma increase was primarily due to improved operations of the facilities that will remain after the planned divestitures. This was partially offset by start-up of operations at one facility (that is accounted for using the equity method) which opened in May 1999 and $1.8 million of favorable cost report settlements in the six months ended June 30, 1998.

  On a pro forma basis, revenues increased 5.4% to $571.9 million in the six months ended June 30, 1999 compared to $542.8 million in the six months ended June 30, 1998. Inpatient admissions increased 6.3% and adjusted admissions increased 6.5% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 on a pro forma basis. The increase in revenues, on a pro forma basis, was due primarily to increased focus by management on the markets that met the Company's strategic plan as the Company progressed toward and completed the Spin-off. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities. The increase was partially offset by $1.8 million of favorable cost report settlements in the six months ended June 30, 1998.

  On a pro forma basis, salaries and benefits, as a percentage of net revenue, increased to 40.4% in the six months ended June 30, 1999 from 40.1% in the six months ended June 30, 1998 due to $2.0 million bonuses, relating to pre-spin activities, that were incurred during the six months ended June 30, 1999.

  On a pro forma basis, supplies, as a percentage of net revenue, increased to 14.6% compared to 14.1% in the six months ended June 30, 1999 and 1998, respectively. The increase was due to increase in the purchases of higher cost items due to higher acute care patients and increases in prices.

  On a pro forma basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 8.3% in the six months ended June 30, 1999 from 9.0% in the six months ended June 30, 1998 due to increased focus by management on the core facilities that will remain with the Company after the planned divestitures.

  On a pro forma basis, other operating expenses, as a percentage of net revenue, decreased to 21.5% from 22.7% for the six months ended June 30, 1999 and 1998, respectively. This was primarily due to the Company reducing the use of outside contract services.

  On a pro forma basis, depreciation and amortization, interest expense and minority interests in earnings of consolidated entities remained relatively unchanged for the six months ended June 30, 1999 compared to June 30, 1998.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the Spin-off, the Company previously relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. Subsequent to the Spin-off, as an independent, publicly traded company, the Company has direct access to the capital markets and the ability to enter into its own borrowing arrangements. At June 30, 1999, the Company had working capital of $141.8 million.

  Cash provided by continuing operating activities was $62.6 million in the six months ended June 30, 1999 compared to $11.4 million in the six months ended June 30, 1998. The increase was due to an increase in accounts payable and other current liabilities, decrease in inventories and other assets and a smaller increase in accounts receivable in 1999 than 1998.

  Cash used in investing activities increased to $102.1 million in the six months ended June 30, 1999 from $36.5 million in the six months ended June 30, 1998. This was due to an increase of construction projects in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and investments in a new hospital (which is not consolidated for financial reporting purposes), that opened in May 1999. The Company expects to expend approximately $120 million ($90 million for expansion) in capital expenditures from the date of the Spin-off through the end of 1999, of which $7.4 million has been spent, and approximately $90 million ($50 million for expansion) in 2000.

  Cash provided by financing activities was $95.1 million in the six months ended June 30, 1999 compared to $25.1 million in the six months ending June 30, 1998. This was due primarily to changes in the intercompany balances with Columbia/HCA.

  In connection with the Spin-off, all intercompany accounts payable by the Company to Columbia/HCA were eliminated and the Company assumed $673.8 million of debt obligations from Columbia/HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% per annum due May 11, 2000, a $65.0 million Tranche A loan bearing interest at LIBOR plus 3.25% with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B loan bearing interest at LIBOR plus 4.00% with principal amounts due beginning in 1999 through 2005, and a $325.0 million senior subordinated note bearing interest at 11% due in 2009. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of approximately $8.8 million with interest rates averaging 5.7% maturing over five years. The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding under the revolving credit facility as of July 31, 1999. The Company made a $5.0 million principal payment on the asset sale bridge loan in June 1999. The Company's bank debt is secured by a pledge of substantially all of its assets. The bank debt agreements require that the Company comply with various financial ratios and tests, including a minimum net worth test, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio, and a minimum fixed charge coverage ratio, all as defined in the bank debt agreements. The bank debt agreements and the indenture relating to the 11% Senior Subordinated Notes also contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends on, redeem or purchase its capital stock, make investments and capital expenditures, engage in transactions with affiliates, create certain liens, sell assets, and consolidate, merge or transfer assets.

  As previously discussed, based upon a review of all facilities and trends in each market, management of the Company has determined that 10 acute care hospitals and one psychiatric hospital are not compatible with the Company's strategic plans. Of the facilities to be divested, two acute care hospitals were sold during the six months ended June 30, 1999, the proceeds of which were retained by Columbia/HCA, and the operations of one acute care hospital were ceased. The Company is required to use future sales proceeds on the remaining facilities to retire certain outstanding indebtedness.

  In January 1999, the Company entered into a fifteen year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area. The lease payments are approximately $16.0 million per year. In January 2001, the lessee has an option to purchase the facilities for approximately $130.0 million. As of June 30, 1999, these facilities assets had a carrying value of $86.5 million.

  On June 1, 1999 the Company completed a swap of its facility in Laredo, Texas for a facility in Victoria, Texas and $4.4 million in cash. Management expects that this transaction will reduce pre-tax earnings for the

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

remainder of the fiscal year by approximately $3.0 million. No gain or loss was recorded during the second quarter of 1999 relating to the swap. The Company is currently finalizing an appraisal of the Victoria, Texas hospital and expects the appraisal to be completed during the third quarter. Any gain or loss as a result of final appraisal will be recognized during the third quarter, although the gain or loss should be minimal.

  The Company has entered into a contract to sell its joint venture facility in Amarillo, Texas, which is not part of the facilities that are identified elsewhere in this document as held for sale, for approximately $28.0 million. The Company's share of the proceeds will be approximately $23.0 million less approximately $1.0 million of franchise tax incurred on the sale. The sale is expected to close by the end of August 1999. As of June 30, 1999, the carrying value of this facility was $8.5 million. For the three and six months ended June 30, 1999, this facility had net revenues of $2.3 million and $5.0 million, respectively, and pre-tax income of $0.0 million and $0.3 million, respectively. For the three and six months ended June 30, 1998, net revenues were $2.9 million and $5.5 million, and pre-tax income was $0.5 million and $1.0 million, respectively.

  In connection with the Spin-off, the Company established an ESOP, which purchased from the Company at fair market value 3.0 million shares of the Company's common stock. The ESOP has financed the purchase primarily by issuing a promissory note to the Company, which will be repaid annually in equal installments over 10 years beginning December 31, 1999. ESOP expense will be recognized based on the number of shares to be released based on loan repayments during each year multiplied by the average share price during that year. ESOP shares outstanding for the earnings per share calculation will be the average number of shares to be released.

  Although the Company's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 1999 and for the next several years.

CONTINGENCIES

  Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understand that Columbia/HCA is cooperating in these investigations and that Columbia/HCA believes, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

  According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee.

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

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

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

  Pursuant to the computer and data processing services agreement, the Company relies upon Columbia/HCA to support virtually all of its computer and information technology services. Columbia/HCA and the Company also are continuing an ongoing program to inspect medical equipment at the Company facilities for Year 2000 readiness. The Company is dependent upon Columbia/HCA in substantially all respects for the Year 2000 readiness of its information technology and non-information technology systems and for contingency planning in respect of Year 2000-related risks. Any failure by Columbia/HCA to adequately address such matters could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

  With respect to the information technology ("IT") systems portions of the Columbia/HCA Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, Columbia/HCA has identified various software applications that are being addressed on separate time lines. Columbia/HCA has begun remediating these software applications and is testing the software applications

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS (continued)

where remediation has been completed. Columbia/HCA has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. Columbia/HCA has completed and placed into production 99% of software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by October 1, 1999, revised from June 30, 1999. Remediation, testing and implementation of various software applications will be complete in the fourth quarter of 1999. These exceptions to IT systems goals should not have a material effect on Columbia/HCA's readiness and accordingly the Company's. The IT systems portion of the Columbia/HCA Year 2000 project is currently on schedule in all material respects.

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

  Columbia/HCA has initiated communications with the Company's major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Columbia/HCA has not received assurances that these interfaces will be timely converted. Testing with payers and intermediaries was not completed by June 30, 1999 because the payers and intermediaries are not ready to test with Columbia/HCA systems. These tests should be completed by September 30, 1999. Failure of these third party systems could have a material adverse affect on the Company's cash flow and results of operations.

  Columbia/HCA also has initiated communications with the Company's mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. Columbia/HCA has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but Columbia/HCA is continuing its efforts to obtain such assurances. Failure of these third parties could have a material impact on operations and/or the ability to provide health care services.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS(continued)

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

HEALTH CARE REFORM

  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act as previously discussed). While the Company is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

Part II:  Other Information

Item 6:  Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number                         Description
--------------                         -----------

2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.1                     Certificate of Incorporation of the Company.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.2 By-Laws of the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent. Incorporated by reference from the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1999.

4.2(a) 11% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc.- The Hospital Company and Citibank N.A. as Trustee. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.2(b) Form of Senior Subordinated Note due 2009 (filed as part of Exhibit 4.2 (a)).


10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number                         Description
--------------                         -----------

10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.10*                  Triad Hospitals, Inc. 1999 Long-Term Incentive Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.11*                  Triad Hospitals, Inc. Executive Stock Purchase Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.12*                  Triad Hospitals, Inc. Management Stock Purchase Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.13* Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and Certain Subsidiaries from time to time party thereto, as Borrower, the Several Lenders from time to time parties thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as Syndication Agents, Credit Lyonnais New York Branch and Societe Generale as Co-Agents, Bank of America National Trust and Savings Association as Administrative Agent and NationsBanc Montgomery Securities, LLC as Lead Arranger and Sole Book Manager. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals Holdings, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

27 Financial Data Schedule. (Included in electronic format only.)


* Compensatory plan or arrangement.

(b)  Reports on Form 8-K filed during the quarter ended  June 30,  1999:

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.

Date:  August 12, 1999              By: /s/ Burke W. Whitman
                                        --------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number                         Description
--------------                         -----------

2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.1                     Certificate of Incorporation of the Company.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

3.2 By-Laws of the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.2(a) 11% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

4.2(b) Form of Senior Subordinated Note due 2009 (filed as a part of Exhibit 4.2(a)).

10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, LifePoint Hospitals, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit Number                         Description
--------------                         -----------

10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.10*                  Triad Hospitals, Inc. 1999 Long-Term Incentive Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.11*                  Triad Hospitals, Inc. Executive Stock Purchase Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.12*                  Triad Hospitals, Inc. Management Stock Purchase Plan.
                        Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.13* Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and Certain Subsidiaries from time to time party thereto, as Borrower, the Several Lenders from time to time parties thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as Syndication Agents, Credit Lyonnais New York Branch and Societe Generale as Co-Agents, Bank of America National Trust and Savings Association as Administrative Agent and NationsBanc Montgomery Securities, LLC as Lead Arranger and Sole Book Manager. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals Holdings, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

27 Financial Data Schedule. (Included in electronic format only.)

* Compensatory plan or arrangement.