Form 10-Q
period 1999-09-30
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 1999-11-04
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                     YES   X                         NO____
                         -----

                        Commission file number 333-84743

                         Triad Hospitals Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                        Delaware                      51-0389776
             (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)      Identification No.)

              13455 Noel Road, Suite 2000
                    Dallas, Texas                       75240
       (Address of principal executive offices)       (Zip Code)


                                 (972) 789-2700
              (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name or address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
  1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES                    NO   X
                                                     -

   Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

As of October 29, 1999, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 33,872,137, and all of the shares of common stock of Triad
          Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                         Part I: Financial Information
                         Item 1: Financial Statements

                             TRIAD HOSPITALS, INC.
                CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the periods ending September 30, 1999 and 1998
                                   Unaudited
                (Dollars in millions, exept per share amounts)

                                                                             For the three                For the nine
                                                                              months ended                months ended
                                                                       --------------------------  --------------------------
                                                                           1999          1998          1999          1998
                                                                       ------------  ------------  ------------  ------------
Revenues.............................................................  $     321.3   $     389.6   $   1,029.0   $   1,203.4

Salaries and benefits................................................        134.8         170.2         438.3         522.6
Supplies.............................................................         48.7          60.0         151.3         183.0
Other operating expenses.............................................         72.2          88.2         233.2         269.6
Provision for doubtful accounts......................................         26.0          31.2          93.6         103.8
Depreciation and amortization........................................         24.4          27.5          78.7          80.3
Interest expense allocated from Columbia/HCA.........................           --          16.5          22.5          48.8
Interest expense.....................................................         18.7           0.5          28.3           1.6
ESOP expense.........................................................          1.6            --           2.1            --
Management fees allocated from Columbia/HCA..........................           --           7.2           8.9          22.2
Gain on sale of assets...............................................        (16.9)           --         (16.9)           --
Impairment of long-lived assets......................................          4.6          19.3          38.5          19.3
                                                                       -----------   -----------   -----------   -----------

Total operating expenses.............................................        314.1         420.6       1,078.5       1,251.2
                                                                       -----------   -----------   -----------   -----------

Income (loss) from continuing operations before minority interests,
    equity in earnings (loss) and income tax (provision) benefit.....          7.2         (31.0)        (49.5)        (47.8)

Minority interests in earnings of consolidated entities..............         (2.3)         (1.9)         (7.0)         (8.4)
Equity in earnings (loss) of unconsolidated subsidiaries.............         (0.9)          2.0          (2.4)          4.5
Income tax (provision) benefit.......................................         (2.2)         10.1          15.3          16.3
                                                                       -----------   -----------   -----------   -----------

Income (loss) from continuing operations.............................          1.8         (20.8)        (43.6)        (35.4)

Loss from operations of discontinued businesses,
    net of income tax benefit of $0.8 for the three
    and nine months ended 1998.......................................           --          (1.3)           --          (1.3)
                                                                       -----------   -----------   -----------   -----------
Net income (loss)....................................................  $       1.8   $     (22.1)  $     (43.6)  $     (36.7)
                                                                       ===========   ===========   ===========   ===========

Income (loss) per common share:
 Income (loss) from continuing operations............................  $      0.06   $     (0.67)  $     (1.43)  $     (1.16)
 Loss from operations of discontinued business.......................           --         (0.04)           --         (0.04)
                                                                       -----------   -----------   -----------   -----------

Net income (loss)....................................................  $      0.06   $     (0.71)  $     (1.43)  $     (1.20)
                                                                       ===========   ===========   ===========   ===========

Weighted average shares used in income (loss) per share calculations    30,956,415    30,956,415    30,438,600    30,438,600

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONSENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                  September  30,       December 31,
                                    ASSETS                                             1999                1998
                                                                                ------------------  ------------------
         Current assets
         --------------
Cash and cash equivalents..........................................................      $   62.2            $     --
Accounts receivable, less allowance for doubtful accounts
  of $153.5 at September 30, 1999 and $155.9 at December 31, 1998..................         161.5               199.3
Inventories........................................................................          36.1                44.8
Income taxes.......................................................................          42.2                37.9
Other..............................................................................          67.9                23.9
                                                                                         --------            --------

Total current assets...............................................................         369.9               305.9

Property and equipment, at cost:
Land...............................................................................          69.1                82.0
Buildings..........................................................................         540.8               604.9
Equipment..........................................................................         674.4               712.0
Construction in progress...........................................................          56.4                63.7
                                                                                         --------            --------
                                                                                          1,340.7             1,462.6
Accumulated depreciation...........................................................        (601.2)             (703.1)
                                                                                         --------            --------
                                                                                            739.5               759.5

Intangible assets, net of accumulated amortization of $49.9 at
   September 30, 1999 and $50.2 at December 31, 1998...............................         226.0               272.9
Investment in equity of affiliates.................................................          84.6                24.3
Other..............................................................................          18.2                 8.7
                                                                                         --------            --------

Total assets.......................................................................      $1,438.2            $1,371.3
                                                                                         ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
         -------------------
Accounts payable...................................................................      $   35.9            $   47.5
Current portion of long-term debt..................................................          20.7                 0.9
Accrued salaries...................................................................          30.0                34.8
Other current liabilities..........................................................          74.9                37.8
                                                                                         --------            --------

Total current liabilities..........................................................         161.5               121.0

Intercompany balances payable to Columbia/HCA......................................            --               613.7
Long-term debt.....................................................................         571.4                13.4
Deferred taxes and other liabilities...............................................          64.6                62.5
Minority interests in equity of consolidated entities..............................          49.4                60.0
                                                                                         --------            --------
Total liabilities..................................................................         846.9               870.6

        Stockholders' equity
        --------------------
Equity, investments by Columbia/HCA................................................            --               500.7
Common stock $.01 per value; 90,000,000 shares authorized;  33,871,862
   shares outstanding at September 30, 1999........................................           0.3                  --
Additional paid-in capital.........................................................         625.1                  --
Unearned ESOP compensation.........................................................         (32.4)                 --
Retained deficit...................................................................          (1.7)                 --
                                                                                         --------            --------
Total stockholders' equity.........................................................         591.3               500.7

Total liabilities and stockholders' equity.........................................      $1,438.2            $1,371.3
                                                                                         ========            ========

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the periods ending September 30, 1999 and 1998
                                   Unaudited
                             (Dollars in millions)

                                                                         For the three       For the nine
                                                                         months ended        months ended
                                                                       -----------------  ------------------
                                                                        1999      1998      1999      1998
                                                                       -------  --------  --------  --------
Cash flows from operating activities
Net income (loss)....................................................  $  1.8    $(22.1)   $(43.6)  $ (36.7)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
  Provision for doubtful accounts....................................    26.0      31.2      93.6     103.8
  ESOP expense.......................................................     1.6        --       2.1        --
  Depreciation and amortization......................................    24.4      27.5      78.7      80.3
  Deferred income taxes..............................................     2.2     (10.1)    (15.3)    (16.3)
  Impairment of long-lived assets....................................     4.6      19.3      38.5      19.3
  Gain on sale of assets.............................................   (16.9)       --     (16.9)       --
  Loss from discontinued operations..................................      --       1.3        --       1.3
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..............................................   (22.9)    (45.8)    (76.0)   (113.1)
    Inventories and other assets.....................................     3.0      (0.9)     11.4      (8.4)
    Accounts payable and other current liabilities...................    27.3      (3.5)     49.7      (9.7)
    Other............................................................    (1.4)      1.8      (9.9)    (10.4)
                                                                       ------    ------    ------   -------

  Net cash provided by (used in) operating activities................    49.7      (1.3)    112.3      10.1

Cash flows from investing activities
  Purchases of property and equipment................................   (29.8)    (33.1)    (95.8)    (80.4)
  Proceeds received on sale of assets................................    66.5        --      70.8        --
  Investment in and advances to affiliates...........................    (4.9)      0.9     (60.3)     (4.9)
  Other..............................................................     1.6      (1.3)     16.6      15.3
                                                                       ------    ------    ------   -------

Net cash provided by (used in) investing activities..................    33.4     (33.5)    (68.7)    (70.0)

Cash flows from financing activities
Payments of long-term debt...........................................   (76.5)     (0.2)    (87.6)     (0.7)
Increase in intercompany balances with
  Columbia/HCA, net..................................................      --      35.0     106.2      60.6
                                                                       ------    ------    ------   -------

 Net cash provided by (used in) financing activities.................   (76.5)     34.8      18.6      59.9
                                                                       ------    ------    ------   -------

Change in cash and cash equivalents..................................     6.6        --      62.2        --
Cash and cash equivalents at beginning of period.....................    55.6        --        --        --
                                                                       ------    ------    ------   -------
Cash and cash equivalents at end of period...........................  $ 62.2    $   --    $ 62.2   $    --
                                                                       ======    ======    ======   =======

Interest payments....................................................  $  9.8    $ 16.9    $ 35.8   $  50.4
Income tax payments..................................................  $   --    $   --    $   --   $    --

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

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

     The consolidated balance sheet as of September 30, 1999 includes adjustments to reflect certain transactions in connection with the Spin-off. The changes to stockholders' equity are as follows:

                                              Additional    Unearned                         Equity             Total
                                 Common       Paid-in       ESOP              Retained       Investments by     Stockholders'
                                 Stock        Capital       Compensation      Deficit        Columbia/HCA       Equity
                                 -------      ----------    ------------      ---------      --------------     ------------
Balance December 31, 1998        $    --      $     --      $       --        $     --         $    500.7           $ 500.7

Distribution of common stock         0.3          43.6              --              --                 --              43.9
Executive Stock Purchase
   Plan loans                         --          (9.1)             --              --                 --              (9.1)
Recapitalization relating to
   distribution                       --         562.6              --              --            (500.7)              61.9
Elimination of intercompany
   balances                           --         719.9              --              --                 --             719.9
Assumption of long-term debt          --        (665.0)             --              --                 --            (665.0)
Debt issue costs                      --          15.0              --              --                 --              15.0
Issuance of note receivable
   from ESOP                          --            --           (34.5)             --                 --             (34.5)
ESOP compensation earned              --            --             2.1              --                 --               2.1
Net loss prior to Spin-off            --         (41.9)             --              --                 --             (41.9)
Net loss-post Spin-off                --            --              --            (1.7)                --              (1.7)
                                 -------       -------          ------         -------            -------           -------
Balance September 30, 1999          $0.3       $ 625.1          $(32.4)        $  (1.7)           $    --           $ 591.3
                                 =======       =======          ======         =======            =======           =======

     The combined consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or had it operated as a separate, independent company during those periods prior to the Spin-off. The combined consolidated financial statements included herein do not reflect any all of the changes that have occurred or may occur in the financing and operations of the Company as a result of the Spin-off.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, LifePoint Hospitals, Inc. ("LifePoint").

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)


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

NOTE 3--COMPANY OPERATIONS

     As of January 1, 1999, the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and southcentral states. During the nine months ended September 30, 1999, the Company sold one seven hospitals, including two sales prior to the Spin-off where the proceeds were retained by Columbia/HCAs. Also, on January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. During the three months ended June 30, 1999, the The Company also opened one new hospital that is accounted for using the equity method.

     On June 1, 1999, the Company completed the exchange of one hospital located in Laredo, Texas for one hospital located in Victoria, Texas and $4.4 million in cash. The assets received were recorded at the book value of the assets exchanged plus the a proportionate share of cash received to the estimated fair value of assets received. A gain of $0.2 million was recognized during the three month period ended September 30, 1999.

     The Company sold its joint venture facility in Amarillo, Texas on September 1, 1999 with the Company receiving $23.1 million in proceeds. A gain on the sale of $14.5 million was recognized during the three months ended September 30, 1999. The Company retained the accounts receivable and certain liabilities with a net book value of $0.5 million at September 30, 1999. For the three months and nine months ended September 30, 1999, this facility had net revenues of $1.7 million and $6.7 million, respectively, and pre-tax income of $0.4 million and $0.6 million, respectively. For the three months and nine months ended September 30, 1998, this facility had net revenues of $2.2 million and $7.8 million, respectively, and pre-tax income of $0.3 million and $1.2 million, respectively.

     The Company sold all of its assets in its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $2.2 million on the sale was recognized during the three months ended September 3, 1999. For the three months ended September 30, 1999 and 1998, these facilities had net revenues of $16.2 million and $22.7 million, respectively, and pre-tax losses of $1.2 million and $1.1 million respectively. For the nine months ended September 30, 1999 and 1998, these facilities had net revenues of $66.3 million and $74.5 million, respectively, and pre-tax losses of $2.3 million and $5.6 million respectively.

     The Company sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas effective September 30, 1999 for $13.7 million. The proceeds of the sale were received subsequent to September 30, 1999 and, at September 30, 1999, the Company recorded the proceeds in other current assets. The Company retained the accounts receivable and certain liabilities with a net book value of $2.4 million at September 30, 1999. A minimal gain on the sale was recognized during the three months ended September 30, 1999. For the three months ended September 30, 1999 and 1998, these facilities had net revenues of $10.5 million and $14.7 million, respectively, and pre-tax losses of $2.1 million and $3.0 million respectively. For the nine months ended September 30, 1999 and 1998, these facilities had net revenues of $37.1 million and $43.7 million, respectively, and pre-tax losses of $9.1 million and $8.3 million respectively.

     Subsequent to September 30, 1999 the Company sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. The net book value of this facility was $3.4 million at September 30, 1999. For the

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

three months ended September 30, 1999 and 1998, this facility had net revenues of $2.2 million for each period and pretax losses of $0.1 million and $0.0 million, respectively. For the nine months ended September 30, 1999 and 1998, this facility had net revenues of $7.1 million and $7.8 million, respectively, and pretax income of $0.0 million and $0.8 million, respectively.

     The Company used the proceeds of the sales to retire certain outstanding indebtedness (see NOTE 5).

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting of the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed ("SFAS 121"). SFAS 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

     As discussed previously, during the nine months ended September 30, 1999, the Company sold seven hospitals. Subsequent to September 30, 1999, the Company sold its psychiatric hospital and the Company intends to sell four general, acute care hospitals. These hospitals were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. At September 30, 1999, the carrying value of the long-lived assets relating to the one facility that was sold subsequent to September 30, 1999 and the remaining four facilities to be sold was $77.5 million. The four facilities to be sold, the one facility sold subsequent to September 30, 1999 and the seven facilities that were sold contributed net revenues of $53.5 million, and $75.1 million, for the three months ended September 30, 1999 and 1998, respectively, and $197.3 million, and $255.6 million for the nine months ended September 30, 1999 and 1998, respectively. These facilities had losses before impairment charges, gain on sale of assets and income tax benefit of $8.5 million and $8.0 million for the three months ended September 30, 1999 and 1998, respectively and $24.5 million and $20.3 million for the nine months ended September 30, 1999 and 1998, respectively. The Company expects to complete the sales of the remaining four facilities over the next twelve months. The Company is required to use sales proceeds on the remaining facilities to retire certain outstanding indebtedness (see NOTE 5).

     The carrying value of the long-lived assets related to two facilities during the three months ended September 30, 1999 and five facilities during the nine months ended September 30, 1999 were reduced to fair value, based on estimates of selling values, for a total non-cash charge of $4.6 million and $35.4 million, respectively. The carrying value of the facilities at the time of the impairments were approximately $12.5 million and $63.1 million, respectively. Three of these facilities were sold in the three months ended September 30, 1999 and one of these facilities was sold subsequent to September 30, 1999. These five facilities had net revenues of approximately $21.6 million, and $28.5 million, for the three months ended September 30, 1999 and 1998, respectively and $80.0 million and $88.3 million for the nine months ended September 30, 1999 and 1998, respectively. These facilities also contributed losses from continuing operations before income tax benefit and the asset impairment charge of approximately $3.6 million, and $3.2 million, for the three months ended September 30, 1999 and 1998, respectively and $10.5 million, and $7.2 million for the nine months ended September 30, 1999 and 1998, respectively. and $8.2 million.


     During the nine months ended September 30, 1999, the Company recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

     The carrying value of the long-lived assets related to four facilities during the three months ended September 30, 1998 were reduced to fair value, based on estimates of selling values, for a total non-cash charge of $19.3 million. The carrying value of the four facilities at the time of the impairments were $61.1 million. All four of these facilities have been sold as of September 30, 1999. These facilities had net revenues of $10.5 million and $20.0 million for the three months ended September 30, 1999 and 1998, respectively, and $38.7 million and $61.2 million for the nine months ended September 30, 1999 and 1998, respectively. These facilities had losses from continuing operations before income tax benefit and asset impairment charge of $2.1 million and $4.8 million for the

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

three months ended September 30, 1999 and 1998, respectively, and $11.2 million and $11.4 million for the nine months ended September 30, 1999 and 1998, respectively.

     The impairment charges, totaling $38.5 million and $19.3 million for the nine months ended September 30, 1999 and 1998, respectively, did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have material effect on operating results for future periods.

NOTE 5--LONG-TERM DEBT

     In connection with the Spin-off, the Company assumed $673.8 million of debt financing from Columbia/HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% due May 11, 2000 which the company has repaid with the proceeds received from the sale of assets (see NOTE 3), a $65.0 million Tranche A term loan bearing interest at LIBOR plus 3.25% (8.66% per annum at October 31, 1999) with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B term loan bearing interest at LIBOR plus 4.0% (9.41% per annum at October 31, 1999) with principal amounts due beginning in 1999 through 2005, and $325.0 million senior subordinated notes bearing interest at 11% due in 2009 with interest payments due semi-annually. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of $8.8 million with interest rates averaging 5.7% maturing over five years.

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

     The Company does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally joint and severally guarantee the senior subordinated notes. The ownership percentages of the Company and its subsidiaries in these Company-controlled entities range from 51% to 95%. One of these non-wholly owned Subsidiary Guarantors was sold subsequent to September 30, 1999.

     Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they would not be material to investors. However, summarized combined financial information for the non-wholly owned Subsidiary Guarantors are as follows:

                                                 September 30,    December 31,
                                                     1999             1998
                                                     ----             ----
Summarized Balance Sheets
-------------------------
Current assets................................       $12.9            $16.7
Non-current assets............................        56.7             52.8
                                                     -----            -----
Total assets..................................       $69.6            $69.5
                                                     =====            =====

Current liabilities...........................       $ 3.4            $ 3.5
Non-current liabilities.......................         6.8              4.2
Equity........................................        59.4             61.8
                                                     -----            -----
Total liabilities and equity..................       $69.6            $69.5
                                                     =====            =====

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)


                                                    For the three months ended          For the nine months ended
                                                   -----------------------------      ------------------------------
                                                   September 30,   September 30,      September 30,    September 30,
                                                       1999            1998              1999             1998
                                                       ----            ----              ----             ----
Summarized Statement of Income
------------------------------
Net revenues...................................      $16.6             $18.0              $50.8            $55.6
Income from continuing operations..............      $ 4.4             $ 4.1              $13.7            $14.2
Net income.....................................      $ 4.4             $ 4.1              $13.7            $14.2

     Non-current assets shown above include intercompany receivables of $16.4 million and $11.8 million as of September 30, 1999 and December 31, 1998, respectively.

     The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding as of October 31, 1999.


     A five-year maturity schedule is as follows (in millions):

               1999                           $  6.1
               2000                             18.3
               2001                             13.4
               2002                             17.2
               2003                             16.4
               Thereafter                      520.7
                                              ------
                                              $592.1
                                              ======

     As part of the assumption of the above reference debt financing, the Company also assumed approximately $15.0 million in debt issue costs, which will be amortized over the lives of the loans. Accumulated amortization of the debt issue costs was $2.5 million at September 30, 1999.

NOTE 6--STOCK BENEFIT PLANS

     In connection with the Spin-off, the Company adopted the 1999 Long-Term Incentive Plan, for which 5,350,000 shares of the Company's common stock have been reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Spin-off date, 557,003 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. These options have varying prices based on the exercise price of the pre-existing Columbia HCAColumbia/HCA options and were exercisable on the date of the grant. As of September 30, 1999, 4,047 of these options were exercised and 27,591 of these options were cancelled. On June 10, 1999, 2,897,126 stock options were granted under this plan with an exercise price of the market price on the date of the grant. These options are exercisable beginning in part from date of grant to four years after the grant. All options granted under this plan expire in 10 years from date of grant.

     The Company has also adopted the Executive Stock Purchase Plan, for which 1,000,000 shares of the Company's common stock were reserved for issuance. The Executive Stock Purchase Plan grants to specified executives of the Company a right to purchase shares of common stock from the Company. The Company loaned each participant in the plan approximately 100% of the purchase price of the Company's common stock, on a full recourse basis. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. In addition, the Committee has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is to equal the purchase price of the shares and expire in 10 years. 970,000 shares have been purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The options are exercisable 50% on the grant date and 50% two

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)


years from grant date. The total amount, which has been loaned to participants to purchase shares under the plan, is $9.1 million which was recorded as a reduction to additional paid-in capital.

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

     The following table summarizes information regarding the options outstanding at September 30, 1999:

                                                  Options Outstanding                           Options Exercisable
                                                  -------------------                           -------------------
                                                                                                              Weighted
                                 Number          Weighted Average      Weighted Average        Number          Average
                             Outstanding at          Remaining          Exercise Price     Exercisable at     Exercise
                                 9/30/99         Contractual Life                              9/30/99          Price
                             --------------      ----------------      ----------------    --------------     --------
Range of  Exercise Prices
--------------------------
$0.07 to $18.84                     4,609,991        10 years               $11.25            1,407,840         $11.22

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, but continues to measure stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. If the Company had measured compensation cost for the stock options granted to its employees under the fair value based method prescribed by SFAS 123, the net income (loss) would have been changed to the pro forma amounts set forth below (dollars in millions):

                                     For the        For the
                                  three months    nine months
                                      ended          ended
                                  September 30,  September 30,
                                      1999            1999
                                  -------------  --------------

Net income (loss)
  As reported...................      $ 1.8         $(43.6)
  Pro forma.....................      $ 0.9         $(52.3)
Basic income (loss) per share:
  As reported...................      $0.06         $(1.43)
  Pro forma.....................      $0.03         $(1.72)

     The fair values of stock options granted to the Company's employees used to compute pro forma net income (loss) disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

     Risk free interest rate.....................................     6.16%
     Expected life...............................................  10 years
     Expected volatility.........................................    23.90%
     Expected dividend yield.....................................       --

     The weighted-average fair values of stock options granted to Triad employees during the nine months ended September 30, 1999, was $11.06 per option.

     In connection with the Spin-off, the Company established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. The ESOP purchased from the Company, at fair market value, 3,000,000 shares of the Company's common stock. The purchase was primarily financed by the ESOP by issuing a promissory note to the Company, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company will make contributions to the ESOP which the ESOP will use to repay the loan. The Company's stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

     The loan to the ESOP is recorded as unearned ESOP compensation on the Company's Condensed Consolidated Balance Sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares are shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)


outstanding for earnings per share calculations. The Company recognized ESOP expense of $2.1 million during the nine months ended September 30, 1999.

     The ESOP shares as of September 30, 1999 were as follows:

          Shares committed to be released           128,572
          Unreleased shares                       2,871,428
                                                  ---------
          Total ESOP shares                       3,000,000
                                                  =========

          Fair value of unreleased shares     $29.1 million


NOTE 7--INCOME (LOSS) PER SHARE

          Income (loss) per common share is based on the weighted average number of shares outstanding assuming the shares issued at the Spin-off were outstanding at the beginning of each period through September 30, 1999, adjusted for the shares issued to the ESOP (see NOTE 6). Weighted average shares for the three and nine months ended September 30, 1999 are as follows:

                                                        For the three     For the nine
                                                        months ended      months ended
                                                        September 30,     September 30,
                                                            1999              1999
                                                            ----              ----
     Weighted average shares exclusive of ESOP           30,870,701        30,352,886
     Average of ESOP shares committed to be released         85,714            85,714
                                                         ----------        ----------

     Weighted average shares outstanding                 30,956,415        30,438,600
                                                         ==========        ==========

    Income (loss) per common share for the three and nine month periods ended September 30, 1998 is presented as if the weighted average shares referenced above had been outstanding for each period.

    Stock options outstanding of 4,609,991 at September 30, 1999 were not included for diluted income (loss) per share calculation since the impact is antidilutive.

NOTE 8--DISCONTINUED OPERATIONS

  During the three and nine months ended September 30, 1998, the Company recorded losses from discontinued operations related to the divestiture of home health businesses of $1.3 million in each period (net of income tax benefit). Revenues for the home health businesses disposed of were approximately $8.4 million and $35.7 million for the three and nine months ended September 30, 1998. Columbia/HCA and the Company completed the divestiture and received proceeds of approximately $3.9 million, which approximated the carrying value of the net assets of discontinued operations during the fourth quarter of 1998. The consolidated financial statements reflect the results of operations and net assets of the home health businesses as discontinued operations.

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

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

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

     In connection with the Spin-off, Columbia/HCA also agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. The Company will be responsible for the filing of these cost reports and any terminating cost reports. The Company has recorded a receivable from Columbia/HCA of $36.2 million at September 30, 1999 relating to the indemnification.

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

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

CIS will charges the Company approximately $19.0 million per year for services provided under this agreement. In the event the agreement is terminated by the Company, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS does not warrant that the software and hardware used by CIS in providing services to the Company will be Year 2000 ready, although CIS is currently making efforts in a professional, timely and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the computer and data processing services agreements. Pursuant to a Year 2000 professional services agreement, Columbia/HCA also will continue its ongoing program of inspecting medical equipment at Triad's hospitals to assure Year 2000 compliance. Under such agreement, the Company remains solely responsible for any lack of Year 2000 compliance. The agreement terminates June 30, 2000.

    Columbia/HCA, the Company and LifePoint entered into an agreement relating to benefit and employment matters which allocates responsibilities for employment compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the date of the Spin-off. The agreement generally provides that the Company will assumed responsibility for its employees from and after the date of the Spin-off, and that Columbia/HCA will retains the liabilities with respect to former employees associated with the facilities and operations of the Company who terminated employment on or prior to the date of the Spin-off. Benefit plans established by the Company generally recognize past service with Columbia/HCA.

     Columbia/HCA also entered into an agreement with the Company, pursuant to which the Company will sub-leases from Columbia/HCA its principal executive offices (at the same price per square foot as is payable under the existing Columbia/HCA lease). The Company's sub-lease will terminate on January 31, 2003.

     Columbia/HCA also entered into a transitional service agreement with the Company pursuant to which Columbia/HCA will continue to furnish various administrative services to the Company. These services will include support in various aspects of payroll processing and tax reporting for employees of the Company, real estate design and construction management, legal, human resources, insurance and accounting matters on an as needed basis. Each agreement will terminate on December 31, 2000, but may be terminated by the Company as to specific services before December 31, 2000. The Company will pays fees to Columbia/HCA for services provided in amounts equal to Columbia/HCA's costs incurred in providing such services.

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

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited
                                  (continued)

has intervened in at least seven qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

    According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee agreed to a settlement of charges in September 1999.

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

                         Part I: Financial Information
    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

     The Company owns and operates the health care service business which comprised the Pacific Group of Columbia/HCA until the distribution by Columbia/HCA to its shareholders of all of the shares of outstanding common stock of the Company (the "Spin-off"). The Spin-off, which occurred on May 11, 1999, marked the beginning of the Company's operations as an independent, publicly traded company. As such, the historical financial statements of the Company prior to the Spin-off may not necessarily be indicative of the Company's future performance, nor do they necessarily reflect what the financial position and results of operations of the Company would have been if it had operated as a separate, stand-alone entity during the entire periods covered.

     As of January 1, 1999 the Company owned or operated 39 hospitals (including two facilities the Company is leasing from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven western, southwestern and southcentral states.
During the nine months ended September 30, 1999, the Company sold seven hospitals and two ambulatory surgery centers, including two sales prior to the Spin-off where the proceeds were retained by Columbia/HCA. The Company transferred, on January 1, 1999, two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. Also, in May 1999, the Company opened one new hospital, which is accounted for using the equity method. Subsequent to September 30, 1999, the Company sold one hospital.

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

RESULTS OF OPERATIONS

Revenue/Volume Trends

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


     During the three and nine months ended September 30, 1999, the Company experienced declines in revenue and volumes. Management believes six factors have contributed to the declines in revenue: the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the announced divestitures of hospitals in certain markets, the disposition of seven acute care hospitals and two ambulatory surgery centers, the transfer pursuant to a long-term lease to an unaffiliated third party of two acute care hospitals and three ambulatory surgery centers, the continuing trend toward the conversion of more services to an outpatient basis and the impact of the governmental investigations of Columbia/HCA. In the healthcare industry, operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from Medicare and Medicaid programs was reduced in 1999 and 1998 and will be further reduced as reductions in reimbursement levels are phased in over the next two years. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being significantly reduced. Net patient revenues related to Medicare and Medicaid patients were 36.9% and 40.5% of total net patient revenues for the three months ended September 30, 1999 and 1998, respectively, and 39.8% and 42.3% for the nine months ended September 30, 1999 and 1998, respectively. Net patient revenues related to managed care plan patients were 33.1% and 27.9% of total net patient revenues for the three months ended September 30, 1999 and 1998, respectively. Net patient revenues from capitation arrangements
(prepaid health service agreements) are less than 1% of net patient revenues.

     Management of the Company has focused on streamlining the Company's portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result, management determined that eleven of the facilities (10 general, acute care hospitals and one psychiatric hospital) which were part of the Columbia/HCA Pacific Group as of January 1, 1999, did not meet the Company's strategic plan and decided to divest these facilities. In addition, the Company sold one general, acute care hospital, which was not included in eleven facilities referenced previously. During the nine months ended September 30, 1999, the Company and Columbia/HCA sold seven hospitals which had net revenues of $28.4 million and $45.7 million for the three months ended September 30, 1999 and 1998, respectively and $114.9 million and $145.2 million for the nine months ended September 30, 1999 and 1998, respectively. These seven hospitals incurred losses before impairment charges, gain on sale of assets and income tax benefit of $2.5 million and $6.5 million for the three months ended September 30, 1999 and 1998, respectively, and $15.2 million and $20.1 million for the nine months ended September 30, 1999 and 1998, respectively. Of the five remaining facilities, one facility was sold subsequent to September 30, 1999 and the sale of the remaining four facilities is expected to be completed over the next twelve months. For the three months ended September 30, 1999 and 1998, the twelve facilities divested or to be divested contributed net revenues of $53.4 million and $77.2 million and losses before impairment charges, gain on sale of assets and income tax benefit of $8.3 million and $17.3 million, respectively. For the nine months ended September 30, 1999 and 1998, these twelve facilities contributed net revenues of $198.3 and $260.5 million and losses before impairment charges, gain on sale of assets and income tax benefit of $36.1 million and $47.0 million, respectively. On January 1, 1999, the Company transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to the Company of rental amounts approximating $16.0 million per year. For the three months ended September 30, 1999 and 1998, these leased facilities contributed net revenues, exclusive of $4.2 million in lease payments, of $(0.7) million and $49.9 million and income (loss) before impairment charges and income tax benefit of $(0.8) million and $2.3 million, respectively. For the nine months ended September 30, 1999 and 1998, the leased facilities contributed net revenues, exclusive of the $12.5 million lease payments, of $(4.7) million and

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

$147.1 million and income (loss) before impairment charges and income tax benefit of $(17.7) million and $4.5 million, respectively. These leased hospitals, along with the facilities divested and to be divested, accounted for a majority of the decrease in revenue and volume for the Company.

     The Company's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Net outpatient revenues were 51.1% and 48.7% of net patient revenues for the three and nine months ended September 30, 1999 respectively, compared to 51.6% and 48.6% for the three and nine months ended September 30, 1998.

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

     In connection with the Spin-off, Columbia/HCA agreed to indemnify the Company for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and the Company agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. The Company will be responsible for the filing of these cost reports and any terminating cost reports. The Company has recorded a receivable from Columbia/HCA relating to the indemnification was of $36.2 million as of September 30, 1999.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


Operating Results Summary

The following is a summary of results from continuing operations for the three and nine months ended September 30, 1999 and 1998 (dollars in millions, except per share amounts and ratios):

                                                            For the three months ended            For the nine months ended
                                                            --------------------------            -------------------------
                                                               1999             1998                1999             1998
                                                         ----------------  ----------------   ----------------  ----------------
                                                                   Per-              Per-               Per-              Per-
                                                         Amount   centage  Amount   centage   Amount   centage   Amount   centage
                                                         ------   -------  ------   -------   ------   -------   ------   -------
Revenues................................................ $321.3    100.0   $389.6   100.0     $1,029.0   100.0   $1,203.4   100.0

Salaries and benefits  .................................  134.8     42.0    170.2    43.7        438.3    42.6      522.6    43.4
Supplies................................................   48.7     15.2     60.0    15.4        151.3    14.7      183.0    15.2
Other operating expenses................................   72.2     22.5     88.2    22.6        233.2    22.7      269.6    22.4
Provision for doubtful accounts.........................   26.0      8.1     31.2     8.0         93.6     9.1      103.8     8.6
Depreciation and amortization...........................   24.4      7.6     27.5     7.1         78.7     7.6       80.3     6.7
Interest expense allocated from Columbia/HCA............     --       --     16.5     4.2         22.5     2.2       48.8     4.1
Interest expense........................................   18.7      5.8      0.5     0.1         28.3     2.7        1.6     0.1
ESOP expense............................................    1.6      0.5       --      --          2.1     0.2         --      --
Management fees allocated from Columbia/HCA.............     --       --      7.2     1.8          8.9     0.9       22.2     1.9
Gain on sale of assets..................................  (16.9)    (5.3)      --      --        (16.9)   (1.6)        --      --
Impairment of long-lived assets.........................    4.6      1.4     19.3     5.0         38.5     3.7       19.3     1.6
                                                         ------    -----   ------   -----     --------   -----   --------   -----
                                                          314.1     97.8    420.6   107.9      1,078.5   104.8    1,251.2   104.0
                                                         ------    -----   ------   -----     --------   -----   --------   -----
Income (loss) from continuing operations before
    minority interests, equity in earnings (losses) and
    income tax (provision) benefit......................    7.2      2.2    (31.0)   (7.9)       (49.5)   (4.8)     (47.8)   (4.0)
Minority interests in earnings of consolidated entities.   (2.3)    (0.7)    (1.9)   (0.5)        (7.0)   (0.7)      (8.4)   (0.7)
Equity in earnings (loss) of non-consolidating entities.   (0.9)    (0.3)     2.0     0.5         (2.4)   (0.2)       4.5     0.4
                                                         ------    -----   ------   -----     --------   -----   --------   -----
Income (loss) from continuing operations before
    income tax (provision) benefit......................    4.0      1.2    (30.9)   (7.9)       (58.9)   (5.7)     (51.7)   (4.3)
Income tax (provision) benefit  ........................   (2.2)    (0.7)    10.1     2.6         15.3     1.5       16.3     1.4
                                                         ------    -----   ------   -----     --------   -----   --------   -----

Income (loss) from continuing operations................ $  1.8      0.5   $(20.8)   (5.3)    $  (43.6)   (4.2)  $  (35.4)   (2.9)
                                                         ======    =====   ======   =====     ========   =====   ========   =====

Income (loss) per common share from continuing
operations...........................................  $   0.06          $  (0.67)            $  (1.43)        $    (1.16)

EBITDA (a)...........................................  $   38.7          $   42.0             $  110.2         $    128.9
Number of hospitals at end of period (b)
  Owned and managed..................................        29                38                   29                 38
  Joint ventures.....................................         2                 1                    2                  1
  Leased to others...................................         2                --                    2                 --
                                                       --------          --------             --------         ----------
  Total..............................................        33                39                   33                 39
Licensed beds at end of period (c)...................     4,134             5,902                4,134              5,902
Available beds at end of period (d)..................     3,754             5,202                3,754              5,202
Admissions (e)
  Owned and managed..................................    34,332            40,954              113,526            128,255
  Joint ventures.....................................     1,958             1,409                5,429              4,563
  Leased to others...................................        --             4,568                   --             13,823
                                                       --------          --------             --------         ----------
  Total..............................................    36,290            46,931              118,955            146,641
Adjusted admissions (f)..............................    58,093            68,454              186,405            208,198
Patient days (g)   ..................................   155,071           195,869              522,004            627,886
Adjusted patient days (h)  ..........................   262,396           327,390              857,108          1,019,254
Outpatient visits....................................   247,046           297,560              729,280            883,761
Emergency room visits................................   118,298           139,611              405,127            434,182
Average length of stay (i)  .........................       4.5               4.8                  4.6                4.9
Average daily census (j).............................     1,686             2,129                1,912              2,300
Occupancy rate (k)...................................      44.9%             40.9%                50.9%              44.2%
Net patient revenue per adjusted patient days........     1,186             1,157                1,163              1,151
Gross inpatient revenue..............................  $  423.1          $  487.1             $1,384.5         $  1,558.2
Gross outpatient revenue.............................  $  292.8          $  327.1             $  888.8         $    971.3
Gross outpatient revenue percentage..................      40.9%             40.2%                39.1%              38.4%
Net inpatient revenue................................  $  152.0          $  183.2             $  511.6         $    603.0
Net outpatient revenue...............................  $  159.1          $  195.6             $  485.4         $    570.0
Net outpatient revenue percentage....................      51.1%             51.6%                48.7%              48.6%
Net inpatient revenue per patient days...............       980               935                  980                960
Net outpatient revenue per total
  outpatient visits..................................       436               448                  428                433
Operating expenses per adjusted
  patient days (l)...................................     1,074             1,068                1,069              1,059
Total salaries and benefits per FTE..................    11,071            10,060               35,997             30,888

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)


(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in the Company's hospitals.
(h) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in the Company's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(l) Operating expenses are defined as salaries and benefits, supplies, provision for doubtful accounts and other operating expenses.

Three Months Ended September 30, 1999 and 1998

      Income from continuing operations before income tax benefit increased to $4.0 million in the three months ended September 30, 1999 from a loss from continuing operations of $30.9 million in the three months ended September 30, 1998. The increase in pretax income was attributable primarily to a $16.9 million gain on sale of five facilities during the three months ended September 30, 1999 and impairment charges of $4.6 million compared to $19.3 million in the three months ended September 30, 1999 and 1998, respectively. Additional factors contributing to the increase were $4.2 million of lease income from the leased facilities (which commenced January 1999) that was received in the three months ended September 30, 1999, decreases in losses of $1.2 million in the facilities that

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

were divested, $1.3 million decrease in losses in the facilities either divested subsequent to September 30, 1999 or to be divested and the $1.5 million in improvements in operations at the facilities that will remain after the planned divestitures. The increases were partially offset by a $4.8 million reduction of pretax income relating to the leased facilities in Kansas City, Missouri and $1.2 million of favorable cost report settlements in 1998.

      Revenues decreased 17.5% to $321.3 million in the three months ended September 30, 1999 compared to $389.6 million in the three months ended September 30, 1998. Inpatient admissions decreased 16.2% and adjusted admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 15.1% in the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999. In the three months ended September 30, 1998, these facilities had revenues of $49.9 million, admissions of 4,568 and adjusted admissions of 7,218. Other factors contributing to the reduction of revenues in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 include an $17.3 million reduction relating to the sale of seven hospitals, reduction of $6.5 million relating to the facilities that sold subsequent to September 30, 1999 or that management intends to divest and $1.2 million of favorable cost report settlements in 1998. These were partially offset by $4.2 million of lease income from the leased facilities in the three months ended September 30, 1999 and increases of $2.2 million for the facilities that will remain after the planned divestitures.

      Revenues have been decreasing over the past several years due to several factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997 (lowering the three months ended September 30, 1999 revenues by approximately $3.0 million compared to $1.4 million during the three months ended September 30, 1998) and continued increases in discounts from the growing number of managed care payers (managed care as a percent of net patient revenues increased to 33.1% in the three months ended September 30, 1999 compared to 27.9% during the three months ended September 30, 1998).

      Salaries and benefits, as a percentage of revenues, decreased to 42.0% in the three months ended September 30, 1999 from 43.7% in the three months ended September 30, 1998. The decrease was primarily attributable to the leased facilities and the facilities which were sold, which had a higher percentage of salaries and benefits to net revenue.

      Supply costs decreased as a percentage of revenues to 15.2% in the three months ended September 30, 1999 from 15.4% in the three months ended September 30, 1998 due to the leased facilities having a higher percentage of supply costs to net revenue.

      Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), remained relatively relatively unchanged as a percentage of revenues in the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

      Provision for doubtful accounts, as a percentage of revenues, remained relatively unchanged in the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

      Depreciation and amortization increased as a percentage of revenues to 7.6% in the three months ended September 30, 1999 from 7.1% in the three months ended September 30, 1998, primarily due to increased capital expenditures and to the decrease in net revenues.

      Interest expense allocated from Columbia/HCA, which was represented by interest incurred on the net intercompany balance with Columbia/HCA, was $16.5 million in the three months ended September 30, 1998. The intercompany balances were eliminated at the Spin-off.

      Interest expense, which is offset by $0.8 million of interest income, increased to $18.7 million in the three months ended September 30, 1999 from $0.5 million in the three months ended September 30, 1998 due to the assumption of additional debt from Columbia/HCA in the Spin-off.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

      Management fees allocated from Columbia/HCA were $7.2 million during the three months ended September 30, 1998. No management fees were allocated during the three months ended September 30, 1999 due to the Spin-off from Columbia/HCA.

      Gain on sale of assets were $16.9 million during the three months ended September 30, 1999 due primarily to the sale of five facilities during the quarter.

      Impairments on long-lived assets were $4.5 million and $19.3 million during the three months ended September 30, 1999 and 1998 due to the estimated sales prices of facilities that the Company decided to divest were reduced to fair value, based on estimates of selling values.

      Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, as a percentage of revenues increased to 0.7% in the three months ended September 30, 1999 from 0.5% in the three months ended September 30, 1998.

      Equity in earnings (loss) of non-consolidated entities, as a percentage of net revenue, decreased to (0.3)% from 0.5% for the three months ended September 30, 1999 and 1998, respectively, due primarily to the start up of operations of one non-consolidated facility in May 1999.

Nine Months Ended September 30, 1999 and 1998

     Losses from continuing operations before income tax benefit increased to $58.9 million in the nine months ended September 30, 1999 from $51.7 million in the nine months ended September 30, 1998. The increase in pretax loss was primarily attributable to impairment charges of $38.5 million recorded in the nine months ended September 30, 1999 compared to $19.3 million in the nine months ended September 30, 1998 due to the management reassessment of the facilities that would not be part of the Company's core markets. Other increases in pretax loss were attributable to reduction of pretax income relating to the leased facilities in the Kansas City, Missouri area of $25.9 million in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, $7.0 million of favorable cost report settlements in 1998 and $6.9 million reduction in equity in earnings of non-consolidating entities due to the start up of operations of a hospital that opened in May 1999. These were partially offset by a $16.9 million gain on sale of five facilities, $12.2 million of lease income from the leased facilities, a $12.9 million reduction in interest expense and corporate overhead compared to the allocation of interest expense and management fees from Columbia/HCA and $9.3 million improvement in the operations of facilities that will remain after the planned divestiture.

     Revenues decreased 14.5% to $1,029.0 million in the nine months ended September 30, 1999 compared to $1,203.4 million in the nine months ended September 30, 1998. Inpatient admissions decreased 11.5% and adjusted admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 10.5% in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999. In the nine months ended September 30, 1998, these facilities had revenues of $145.0 million, admissions of 13,823 and adjusted admissions of 21,853. Other factors contributing to the reduction of revenues in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 include a $30.3 million reduction relating to the sale of seven hospitals and $31.9 million relating to the facilities that were either sold subsequent to September 30, 1999 or management intends to divest and $7.0 million of favorable cost report settlements in 1998. These were partially offset by $12.2 million of lease income from the leased facilities in the nine months ended September 30, 1999 and improvement in the operations of facilities that will remain after the planned divestitures.

     Revenues have been decreasing over the past several years due to several factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997 (lowering revenues by approximately $9.0 million compared to $4.2 million during the nine months ended September 30, 1999 and 1998, respectively) and continued increases in discounts from the growing number of managed care payers (managed care as a percent of net revenues increased to 32.2% compared to 26.0% during the nine months ended September 30, 1999 and 1998, respectively).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     Salaries and benefits, as a percentage of revenues, decreased to 42.6% in the nine months ended September 30, 1999 from 43.4% in the nine months ended September 30, 1998. The decrease was primarily attributable to the leased facilities and the facilities which were sold, which had a higher percentage of salaries and benefits to net revenue.

     Supply costs decreased as a percentage of revenues to 14.7% in the nine months ended September 30, 1999 from 15.2% in the nine months ended September 30, 1998 due to the leased facilities and the facilities which were sold having a higher percentage of supply costs to net revenue.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), as a percentage of revenues, increased to 22.7% in the nine months ended September 30, 1999 from 22.4% in the nine months ended September 30, 1998 due primarily to the collection fees relating to collection efforts on the remaining accounts receivable of the leased facilities in 1999.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.1% in the nine months ended September 30, 1999 from 8.6% in the nine months ended September 30, 1998 due to $3.6 million of certain write offs and adjustments relating to the leased facilities in the first quarter of 1999 and a $2.0 million adjustment that was made at one facility in the first quarter of 1999 to reflect deterioration in accounts receivable. Additionally, the uncertain status of the held for sale facilities contributed to the increase.

     Depreciation and amortization increased as a percentage of revenues to 7.6% in the nine months ended September 30, 1999 from 6.7% in the nine months ended September 30, 1998, primarily due to increased capital expenditures and to the decrease in net revenues.

     Interest expense allocated from Columbia/HCA which was represented by interest incurred on the net intercompany balance with Columbia/HCA, decreased to $22.5 million in the nine months ended September 30, 1999 compared to $48.8 million in the nine months ended September 30, 1998 due to the Spin-off which eliminated the intercompany balances.

     Interest expense, which includes $1.5 million of interest income, increased to $28.3 million in the nine months ended September 30, 1999 from $1.6 million in the nine months ended September 30, 1998 due to the assumption of debt from Columbia/HCA in the Spin-off.

     Management fees allocated from Columbia/HCA decreased to $8.9 million from $22.2 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, due to the Spin-off from Columbia/HCA.

     Gain on sale of assets were $16.9 million during the nine months ended September 30, 1999 due primarily to the sale of five facilities during the third quarter.

     Impairments on long-lived assets were $38.5 million during the nine months ended September 30, 1999 compared to $19.3 million during the nine months ended September 30, 1999 due to the management reassessment of certain facilities that would not be part of the core markets that the Company would go forward with after the Spin-off. Management determined that the potential sales prices of these facilities would not cover the book value of the facilities and a write down would be necessary.

     Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, remained unchanged as a percentage of revenues in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     Equity in earnings (loss) of non-consolidated entities, as a percentage of net revenue decreased to (0.2)% from 0.4% for the nine months ended September 30, 1999 and 1998, respectively, due primarily to the start up of operations of one non-consolidated facility in May 1999.

PRO FORMA OPERATING RESULTS SUMMARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     The following is a summary of pro forma results from continuing operations for the three and nine months ended September 30, 1999 and 1998 (dollars in millions, except per share amounts and ratios). The pro forma operating results from continuing operations reflect the following adjustments at the beginning of each period:

(1) To reflect the following completed divestiture and planned divestitures in 1999:

     (a) elimination of three and nine months ended September 30, 1999 and 1998 results of operations of seven acute care hospitals which were sold during the nine months ended September 30, 1999 (the proceeds of two sales were retained by Columbia/HCA);
     (b) elimination of three and nine months ended September 30, 1999 and 1998 results of operations of four acute care hospitals for which the Company's management believes dispositions over the next twelve months are probable and one psychiatric hospital that was sold subsequent to September 30, 1999; and
     (c) elimination of three and nine months ended September 30, 1999 and 1998 results of operations of one acute care hospital which the Company swapped for another facility on June 1, 1999.
     (d) inclusion of the first five months of 1999 and the nine months ended September 30, 1998 results of operations of one acute care hospital which the Company received in a swap of another facility on June 1, 1999.
(2) To reflect the long term lease payment of $16.0 million per year and elimination of operations in the three and nine months ended September 30, 1999 and 1998 of two acute care hospitals and three ambulatory surgery centers in the Kansas City, Missouri area which commenced in January 1999 as though such lease had commenced at the beginning of each period.
(3) To adjust to the estimated, incremental general and administrative costs of an annual amount of $22.4 million for the periods prior to the Spin-off in 1999 and three and nine months ended September 30, 1998 (in addition to $7.5 million in the nine months ended September 30, 1999, and $1.9 million and $5.6 million in the three and nine months ended September 30, 1998, respectively, in costs already included in the consolidated statements of operations) that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.
(4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. The Company's ESOP was established on June 10, 1999 and the ESOP purchased 3.0 million newly issued shares of the Company's common stock. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and will be based upon the fair value of the shares released.
(5) To adjust interest expense to an annual amount of $69.6 million for the periods prior to the Spin-off in 1999 and three and nine months of 1998. The interest expense adjustment is based on the elimination of all intercompany amounts payable to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $673.8 million at an assumed average interest rate of 9.83% and approximately $1.5 million in amortization of the estimated loan issuance costs.
(6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.
(7) Pro forma income (loss) per share was computed using the weighted average shares outstanding for the three and nine months ended September 30, 1999.

                                                            For the three months ended            For the nine months ended
                                                            --------------------------            -------------------------
                                                               1999             1998                1999             1998
                                                         ----------------  ----------------   ----------------  ----------------
                                                                   Per-              Per-               Per-              Per-
                                                         Amount   centage  Amount   centage   Amount   centage   Amount   centage
                                                         ------   -------  ------   -------   ------   -------   ------   -------
Revenues................................................ $269.4    100.0   $259.5    100.0    $828.6    100.0    $800.1    100.0

Salaries and benefits...................................  110.0     40.8    106.5     41.0     338.4     40.9     328.5     41.1
Supplies................................................   41.0     15.2     39.2     15.1     121.7     14.7     113.9     14.2
Other operating expenses................................   57.9     21.5     59.3     22.9     179.1     21.6     182.7     22.8
Provision for doubtful accounts.........................   22.7      8.4     22.1      8.5      68.3      8.2      70.1      8.8
Depreciation and amortization...........................   19.1      7.1     19.9      7.7      60.3      7.3      59.3      7.4
Interest expense........................................   18.7      7.0     17.4      6.7      52.9      6.4      52.2      6.5
ESOP expense............................................    1.1      0.4      1.1      0.4       3.3      0.4       3.3      0.4
                                                         ------    -----   ------    -----    ------    -----    ------    -----

                                                          270.5    100.4    265.5    102.3     824.0     99.5     810.0    101.2
                                                         ------    -----   ------    -----    ------    -----    ------    -----

Income (loss) from continuing operations before
    minority interests, equity in earnings (losses) and
    income tax benefit..................................   (1.1)    (0.4)    (6.0)    (2.3)      4.6      0.5      (9.9)    (1.2)
Minority interests in earnings of consolidated entities.   (2.2)    (0.8)    (1.8)    (0.7)     (6.8)    (0.8)     (7.3)    (0.9)
Equity in earnings (loss) of unconsolidated
    subsidiaries........................................   (0.9)    (0.4)     2.0      0.8      (2.4)    (0.3)      4.4      0.5
                                                         ------    -----   ------    -----    ------    -----    ------    -----
Loss from continuing operations before
    income taxes........................................   (4.2)    (1.6)    (5.8)    (2.2)     (4.6)    (0.6)    (12.8)    (1.6)
Income tax benefit......................................    1.0      0.4      1.8      0.7        --       --       3.4      0.4
                                                         ------    -----   ------    -----    ------    -----    ------    -----
Loss from continuing operations......................... $ (3.2)    (1.2)  $ (4.0)    (1.5)   $ (4.6)    (0.6)   $ (9.4)    (1.2)
                                                         ======    =====   ======    =====    ======    =====    ======    =====

Loss per common share from continuing operations...... $  (0.10)         $  (0.13)          $  (0.15)          $  (0.31)

Pro forma EBITDA (a).................................. $   36.9          $   34.4           $  118.7           $  109.3
Number of hospitals at end of period (b)
  Owned and managed...................................       24                24                 24                 24
  Joint ventures......................................        2                 1                  2                  1
  Leased to others....................................        2                 2                  2                  2
                                                       --------          --------           --------           --------
  Total...............................................       28                27                 28                 27
Licensed beds at end of period (c)....................    3,501             3,545              3,501              3,545
Available beds at end of period (d)...................    3,087             3,056              3,087              3,056
Admissions (e)
  Owned and managed...................................   27,921            26,725             88,458             83,523
  Joint ventures......................................    1,958             1,409              6,996              4,563
                                                       --------          --------           --------           --------
  Total...............................................   29,879            28,134             95,454             88,086
Adjusted admissions (f)...............................   48,688            47,020            150,483            143,282
Patient days (g)......................................  122,497           121,518            398,107            391,469
Adjusted patient days (h).............................  213,609           213,799            677,250            671,558
Outpatient visits.....................................  208,800           195,047            601,238            563,380
Emergency room visits.................................   95,669            94,873            318,273            299,454
Average length of stay (i)............................      4.4               4.5                4.5                4.7
Average daily census (j)..............................    1,332             1,321              1,458              1,434
Occupancy rate (k)....................................     43.1%             43.2%              47.2%              46.9%
Net patient revenue per adjusted patient days.........    1,220             1,183              1,184              1,146
Gross inpatient revenue............................... $  333.4          $  291.8           $1,030.5           $  919.7
Gross outpatient revenue.............................. $  247.9          $  221.6           $  722.5           $  658.0
Gross outpatient revenue percentage...................     42.7%             43.2%              41.2%              41.7%
Net inpatient revenue................................. $  123.0          $  109.9           $  386.7           $  350.5
Net outpatient revenue................................ $  137.7          $  143.0           $  415.3           $  419.4
Net outpatient revenue percentage.....................     52.8%             56.5%              51.8%              54.5%
Net inpatient revenue per patient days................    1,004               904                971                895
Net outpatient revenue per total outpatient visits....      452               493                452                486
Operating expenses per adjusted patient day (l).......    1,084             1,062              1,045              1,035
Total salaries and benefits per FTE...................   10,501             9,637             32,300             29,714

___________

(a) Pro forma EBITDA is EBITDA, as defined previously, adjusted (i) as if the Spin-off and the divestitures of certain facilities that the Company has divested or intends to divest during 1999 had occurred at the beginning of each period, (ii) as if the long term lease of the Kansas City facilities in January 1999 had occurred at the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)


PRO FORMA OPERATING RESULTS SUMMARY (continued)

     beginning of each period, (iii) the swap of facilities in June 1999 had occurred at the beginning of each period, (iv) to exclude non-cash ESOP expense and (v) to include the Company's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Pro Forma Operating Results Summary to replace the management fees allocated by Columbia/HCA. Pro forma EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Pro forma EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from pro forma EBITDA are significant components in understanding and assessing financial performance. Pro forma EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because pro forma EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, pro forma EBITDA as presented may not be comparable to other similarly titled measures of the companies.

(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in the Company's hospitals.
(h) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in the Company's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(l) Operating expenses are defined as salaries and benefits, supplies, provision for doubtful accounts and other operating expenses.

Pro Forma Comparisons of the Three Months Ended September 30, 1999 and 1998

      The following discussion compares the results of the three months ended September 30, 1999 on a pro forma basis to the results of the three months ended September 30, 1998 on a pro forma basis, in each case giving effect to the assumptions set forth above the summary table of pro forma results from continuing operations for the three months ended September 30, 1999 and September 30, 1998.

      On a pro forma basis, loss from continuing operations before income taxes decreased to $4.2 million in the three months ended September 30, 1999 from $5.8 million in the three months ended September 30, 1998. The pro

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

      PRO FORMA OPERATING RESULTS SUMMARY (continued)

forma decrease was primarily due to improved operations of the facilities that will remain after the planned divestitures. This was partially offset by $1.2 million write off of deferred loan costs from the early payoff of debt and $1.5 million of favorable cost report settlements in 1998.

      On a pro forma basis, revenues increased 3.8% to $269.4 million in the three months ended September 30, 1999 compared to $259.5 million in the three months ended September 30, 1998. Inpatient admissions increased 4.5% and adjusted admissions increased 3.5% in the three months ended September 30, 1999 compared to the three months ended September 30, 1998 on a pro forma basis. The increase in revenues, on a pro forma basis, was due primarily to increased focus by management on the markets that met the Company's strategic plans following completion of the Spin-off. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities. The increase was partially offset by $1.5 million of favorable cost report settlements in 1998.

      On a pro forma basis, salaries and benefits, as a percentage of net revenue, decreased to 40.8% in the three months ended September 30, 1999 compared to 41.0% in the three months ended September 30, 1998 due to improved utilization of labor costs.

      On a pro forma basis, supplies as a percentage of net revenue, remained relatively unchanged in the three months ended September 30, 1999 compared to in the three months ended September 30, 1998.

      On a pro forma basis, provision for doubtful accounts, as a percentage of net revenue, remained relatively unchanged in the three months ended September 30, 1999 compared to the three months ended September 1998.

      On a pro forma basis, other operating expenses, as a percentage of net revenues, decreased to 21.5% from 22.9% for the three months ended September 30, 1999 and 1998, respectively. This was primarily due to the Company reducing the use of outside contract services.

      On a pro forma basis, depreciation and amortization, as a percentage of net revenue, decreased to 7.1% compared to 7.7% in the three months ended September 30, 1999 and 1998, respectively, due primarily to the increase in net revenues.

      On a pro forma basis, interest expense increased to $18.7 million compared to $17.4 million in the three months ended September 30, 1999 and 1998, respectively, due primarily to $1.2 million write off of deferred loan costs associated with the early payoff of debt.

      On a pro forma basis, minority interests in earnings of consolidated entities remained relatively unchanged for the three months ended September 30, 1999 compared to September 30, 1998.

      On a pro forma basis, equity in earnings (loss) of non-consolidated entities, as a percentage of net revenue, decreased to (0.4)% from 0.8% for the three months ended September 30, 1999 and 1998, respectively, due primarily to the start up of operations of one non-consolidated facility in May 1999.

Pro Forma Comparisons of the Nine Months Ended September 30, 1999 and 1998

      The following discussion compares the results of the nine months ended September 30, 1999 on a pro forma basis to the results of the nine months ended September 30, 1998 on a pro forma basis, in each case giving effect to the assumptions set forth above the summary table of pro forma results from continuing operations for the nine months ended September 30, 1999 and September 30, 1998.

         On a pro forma basis, loss from continuing operations before income taxes decreased to $4.6 million in the nine months ended September 30, 1999 from $12.8 million in the nine months ended September 30, 1998. The pro forma decrease was primarily due to improved operations of the facilities that will remain after the planned divestitures. This was partially offset by $6.8 million related to start-up of operations at one facility (that is accounted for using the equity method) which opened in May 1999 and $4.6 million of favorable cost report settlements in the nine months ended September 30, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

PRO FORMA OPERATING RESULTS SUMMARY (continued)

      On a pro forma basis, revenues increased 3.6% to $828.6 million in the nine months ended September 30, 1999 compared to $800.1 million in the nine months ended September 30, 1998. Inpatient admissions increased 5.9% and adjusted admissions increased 5.0% in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 on a pro forma basis. The increase in revenues, on a pro forma basis, was due primarily to increased focus by management on the markets that met the Company's strategic plan as the Company progressed toward and completed the Spin-off. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities. The increase was partially offset by $4.6 million of favorable cost report settlements in the nine months ended September 30, 1998.

      On a pro forma basis, salaries and benefits, as a percentage of net revenue, decreased to 40.9% in the nine months ended September 30, 1999 from 41.1% in the nine months ended September 30, 1998 due to improved utilization of labor costs.

      On a pro forma basis, supplies, as a percentage of net revenue, increased to 14.7% compared to 14.2% in the nine months ended September 30, 1999 and 1998, respectively. The increase was due to increase in the purchases of higher cost items due to higher acuity patients and increases in prices.

      On a pro forma basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 8.2% in the nine months ended September 30, 1999 from 8.8% in the nine months ended September 30, 1998 due to increased focus by management on the core facilities that will remain with the Company after the planned divestitures.

      On a pro forma basis, other operating expenses, as a percentage of net revenue, decreased to 21.6% from 22.8% for the nine months ended September 30, 1999 and 1998, respectively. This was primarily due to the Company reducing the use of outside contract services.

      On a pro forma basis, depreciation and amortization and minority interests in earnings of consolidated entities remained relatively unchanged for the nine months ended September 30, 1999 compared to September 30, 1998.

      On a pro forma basis, interest expense increased to $52.9 million compared to $52.2 million in the nine months ended September 30, 1999 and 1998, respectively, due to a $1.2 million write off of deferred loan costs associated with the early payoff of debt.

      On a pro forma basis, equity in earnings (loss) of non-consolidating entities decrease to (0.3)% from 0.5% for the nine months ended September 30, 1999 and 1998, respectively, due primarily to the start up of operations of one non-consolidated facility in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Spin-off, the Company previously relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. Subsequent to the Spin-off, as an independent, publicly traded company, the Company has direct access to the capital markets and the ability to enter into its own borrowing arrangements. At September 30, 1999, the Company had working capital of $208.4 million.

      Cash provided by operating activities was $112.3 million in the nine months ended September 30, 1999 compared to $10.1 million in the nine months ended September 30, 1998. The increase was due to an increase in accounts payable and other current liabilities, decrease in inventories and other assets and a smaller increase in accounts receivable in 1999 than 1998.

      Cash used in investing activities decreased to $68.7 million in the nine months ended September 30, 1999 from $70.0 million in the nine months ended September 30, 1998. This was due to $70.8 million in proceeds received on the sale of the three facilities in September 1999. The decrease was offset by an increase of construction projects in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

investments in a new hospital (which is not consolidated for financial reporting purposes), that opened in May 1999. The Company expects to expend approximately $120 million ($90 million for expansion) in capital expenditures from the date of the Spin- off through the end of 1999, of which $37.2 million has been spent, and approximately $90 million ($50 million for expansion) in 2000.

      Cash provided by financing activities decreased to $18.6 million in the nine months ended September 30, 1999 compared to $59.9 million in the nine months ending September 30, 1998. This decrease was due to $75.0 million payoff of the asset sale bridge loan, which was required from the asset sale proceeds. This was offset by changes in the intercompany balances with Columbia/HCA prior to spin-off.

      In connection with the Spin-off, all intercompany accounts payable by the Company to Columbia/HCA were eliminated and the Company assumed $673.8 million of debt obligations from Columbia/HCA. The debt consisted originallys of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% per annum due May 11, 2000, a $65.0 million Tranche A loan bearing interest at LIBOR plus 3.25% with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B loan bearing interest at LIBOR plus 4.00% with principal amounts due beginning in 1999 through 2005, and a $325.0 million senior subordinated note bearing interest at 11% due in 2009. The Company also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of approximately $8.8 million with interest rates averaging 5.7% maturing over five years. The Company also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding under the revolving credit facility as of October 31, 1999. The Company has repaid the asset sale bridge loan with the proceeds of the asset sales. The Company's bank debt is secured by a pledge of substantially all of its assets. The bank debt agreements require that the Company comply with various financial ratios and tests, including a minimum net worth test, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio, and a minimum fixed charge coverage ratio, all as defined in the bank debt agreements. The bank debt agreements and the indenture relating to the 11% Senior Subordinated Notes also contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends on, redeem or purchase its capital stock, make investments and capital expenditures, engage in transactions with affiliates, create certain liens, sell assets, and consolidate, merge or transfer assets.

      As previously discussed, based upon a review of all facilities and trends in each market, management of the Company determined that 10 acute care hospitals and one psychiatric hospital are not compatible with the Company's strategic plans. Of the facilities to be divested, six acute care hospitals were sold during the nine months ended September 30, 1999, two of which were sold prior to the Spin off and the proceeds were retained by Columbia/HCA. In addition, the Company sold one acute care hospital which was not included in the facilities referred to previously. The Company used the proceeds received to retire the asset sale bridge loan. The Company sold its psychiatric hospital subsequent to September 30, 1999. The Company is required to use a portion of future sales proceeds on the remaining facilities to retire certain outstanding indebtedness.

      In January 1999, the Company entered into a fifteen year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area. The lease payments are will be approximately $16.0 million per year. In January 2001, the lessee has an option to purchase the facilities for approximately $130.0 million. As of September 301, 1999, these facilities assets had a carrying value of $84.4 million.

      On June 1, 1999 the Company completed a swap of its facility in Laredo, Texas for a facility in Victoria, Texas and $4.4 million in cash. A gain of $0.2 million was recognized during the three months ended September 30, 1999 on the swap based on a ratio of cash received to total value of asset received. Management expects that this transaction will reduce pre-tax earnings for the remainder of the fiscal year by approximately $1.3 million.

      The Company sold its joint venture facility in Amarillo, Texas, which is not part of the facilities that identified elsewhere in this document as held for sale, on September 1, 1999 and the Company received proceeds of $23.1 million. The Company recognized a gain on the sale of $14.5 million. The Company retained the accounts receivables and certain liabilities with a net book value of $0.5 million at September 30, 1999. For the three and nine months ended September 30, 1999, this facility had net revenues of $1.7 million and $6.7 million, respectively, and pre-tax income of $0.4 million and $0.6 million, respectively. For the three and nine months ended September

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)


30, 1998, net revenues were $2.2 million and $7.8 million, and pre-tax income was $0.3 million and $1.2 million, respectively.

      The Company sold all of its assets in its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $2.2 million on the sale was recognized during the three months ended September 30, 1999. For the three months ended September 30, 1999 and 1998, these facilities had net revenues of $16.2 million and $22.7 million, respectively, and pre-tax losses of $1.2 million and $1.1 million respectively. For the nine months ended September 30, 1999 and 1998, these facilities had net revenues of $66.3 million and $74.5 million, respectively, and pre-tax losses of $2.3 million and $5.6 million respectively.

      The Company sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas effective September 30, 1999 for $13.7 million. The proceeds were received subsequent to September 30, 1999. The Company retained the accounts receivable and certain liabilities with a net book value of $2.4 million at September 30, 1999. A minimal gain on the sale was recognized during the three months ended September 30, 1999. For the three months ended September 30, 1999 and 1998, these facilities had net revenues of $10.5 million and $14.7 million, respectively, and pre-tax losses of $2.1 million and $3.0 million respectively. For the nine months ended September 30, 1999 and 1998, these facilities had net revenues of $37.1 million and $43.7 million, respectively, and pre-tax losses of $9.1 million and $8.3 million, respectively.

      The Company received a working capital contribution from its partner in a non-consolidating joint venture facility of approximately $5.0 million during the three months ended September 30, 1999.

      Subsequent to September 30, 1999, the Company sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. The net book value of this facility was $3.4 million at September 30, 1999. For three months ended September 30, 1999 and 1998, this facility had net revenues of $2.2 million for each period and pre-tax losses of $0.1 million and $0.0 million, respectively. For the nine months ended September 30, 1999 and 1998, this facility had net revenues of $7.1 million and $7.8 million, respectively, and pre-tax income of $0.0 million and $0.8 million, respectively.

      The Company has entered into a definitive purchase agreement to sell a majority of the assets of its acute care hospital in Phoenix, Arizona for approximately $29.5 million. The Company presently expects the sale of these assets to be completed during the fourth quarter. The carrying value of the assets to be sold was $30.1 million at September 30, 1999. The Company will retain the accounts receivable and certain liabilities with a book value at September 30, 1999 of $12.6 million. For the three months ended September 30, 1999 and 1998, this facility had net revenues of $9.3 million and $11.7 million, respectively, and pre-tax losses of $4.0 million and $2.5 million, respectively. For the nine months ended September 30, 1999 and 1998, this facility had net revenues of $33.7 million and $54.3 million, respectively, and pre-tax losses of $8.9 million and $3.4 million, respectively.

      The Company is negotiating to sell the assets of its acute care hospital in DeQueen, Arkansas for approximately $4.5 million. The Company presently expects the sale of these assets to be completed during the fourth quarter. The Company will cease operations of this hospital if the sale is not completed. The carrying value of the assets to be sold was $5.2 million at September 30, 1999. The Company will retain the accounts receivable and certain liabilities with a book value at September 30, 1999 of $2.9 million. For three months ended September 30, 1999 and 1998, this facility had net revenues of $3.0 million and $3.3 million, respectively, and pre-tax losses of $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 1999 and 1998, this facility had net revenues of $9.8 million and $10.9 million, respectively, and pre-tax income (loss) of $(1.5) million and $0.2 million, respectively.

      In connection with the Spin-off, the Company established an ESOP, which purchased from the Company at fair market value 3.0 million shares of the Company's common stock. The ESOP has financed the purchase primarily by issuing a promissory note to the Company, which will be amortized repaid annually in equal installments over 10 years beginning December 31, 1999. ESOP expense will be recognized based on the number of shares to be released based on loan repayments during each year multiplied by the average share price during that year. ESOP shares outstanding for the earnings per share calculation will be the average number of shares to be released.

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

CONTINGENCIES

      Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA believes, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

      According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee agreed to a settlement of charges in September 1999.

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

      In connection with the Spin-off, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the governmental investigations described above and from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Spin-off and related to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to the Company in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. The Company has agreed that, in connection with the pending governmental investigations of Columbia/HCA, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Spin-off date, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the Spin-off date.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

IMPACT OF YEAR 2000 COMPUTER ISSUES

      The Year 2000 problem is the result of two potential malfunctions that could have an impact on Columbia/HCA's and the Company's systems, including Columbia/HCA's systems and equipment on which the Company relies. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain of Columbia/HCA's, as well as the Company's, computer programs building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures that could result in a disruption of the Company's business operations or equipment and medical device malfunctions that could affect patient diagnosis and treatment.

      Columbia/HCA and the Company entered into a computer and data processing services agreement (see NOTE 9 to the Condensed Combined Financial Statements). Pursuant to this agreement, Columbia/HCA will provide computer installation, support, training, maintenance, data processing and other related services to the Company. Columbia/HCA does not warrant that the software and hardware used by Columbia/HCA in providing services to the Company will be Year 2000 ready, although Columbia/HCA is currently making efforts in a professional, timely, and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the computer and data processing services agreements. In connection with its participation in Columbia/HCA's Year 2000 project, the Company has made and will continue to make certain expenditures related to software systems and applications not obtained from Columbia/HCA and non-information technology systems (e.g., vendor products, medical equipment and other related equipment with embedded chips) to ensure that they are Year 2000 ready.

      Pursuant to the computer and data processing services agreement, the Company relies upon Columbia/HCA to support most of its computer and information technology services. Columbia/HCA and the Company also are continuing an ongoing program to inspect medical equipment at the Company facilities for Year 2000 readiness. The Company is dependent upon Columbia/HCA for the Year 2000 readiness of a majority of its information technology systems. The Company is responsible for the Year 2000 readiness of its non-information technology systems. The Company is responsible for contingency planning in respect of Year 2000-related risks in both areas. Any failure by Columbia/HCA or the Company to adequately address such matters could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

      Columbia/HCA and the Company are utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of external resources, Columbia/HCA and the Company have undertaken development of contingency plans in the event that their Year 2000 efforts, or the Year 2000 efforts of third-parties upon which Columbia/HCA and the Company rely, are not accurately or timely completed. Columbia/HCA has developed a contingency planning methodology and the Company will implement contingency plans throughout 1999.

      With respect to the information technology ("IT") systems portions of the Columbia/HCA Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, Columbia/HCA has identified various software applications that are being addressed on separate time lines. Columbia/HCA has begun remediating these software applications and is testing the software applications where remediation has been completed. Columbia/HCA has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. Columbia/HCA has completed and placed into production 99% of software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software. Remediation, testing and implementation of various software applications will be complete in the fourth quarter of 1999. These exceptions to IT systems goals should not have a material effect on Columbia/HCA's readiness and accordingly the Company's. The IT systems portion of the Columbia/HCA Year 2000 project is currently on schedule in all material respects for the Company's facilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)


      With respect to the IT infrastructure portion of the Columbia/HCA Year 2000 project, Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment). Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. Columbia/HCA currently anticipates completion, in all material respects, of the IT infrastructure portion of its program in the fourth quarter of 1999 (revised from an expected completion date of September 30, 1999 due to certain delays in implementation at a number of the facilities being remediated).

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

      With respect to the non-IT infrastructure portion of Columbia/HCA's Year 2000 project, Columbia/HCA and the Company have undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. Columbia/HCA and the Company have implemented a program to contact vendors, analyze information provided, and to remedy, replace or otherwise address devices or equipment that pose a material Year 2000 impact. Columbia/HCA and the Company currently anticipate completion, in all material respects, of the non-IT infrastructure portion of the program in the fourth quarter of 1999 (revised from an expected completion date of September 30, 1999 due to certain delays in implementation at a number of the facilities being remediated).

      Columbia/HCA and the Company are prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient care. Columbia/HCA and the Company are directing substantial efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. Columbia/HCA and the Company are relying on information that is being provided to it by equipment and medical device manufacturers regarding the Year 2000 status of their products. While Columbia/HCA and the Company are attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. Columbia/HCA and the Company also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacements or upgrades will avoid all Year 2000 problems.

      Columbia/HCA has initiated communications with the Company's major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Columbia/HCA has not received assurances that these interfaces will be timely converted. Testing with payers and intermediaries was not completed by June 30, 1999 because the payers and intermediaries were not ready to test with Columbia/HCA systems. These tests will continue through the end of the year. Failure of these third party systems could have a material adverse affect on the Company's cash flow and results of operations.

      Columbia/HCA and the Company have initiated communications with the Company's mission critical suppliers and vendors (i.e., those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. Columbia/HCA and the Company have not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but Columbia/HCA and the Company are continuing its efforts to obtain such assurances. Failure of these third parties could have a material impact on operations and/or the ability to provide health care services.

      With the assistance of external resources, Columbia/HCA and the Company have undertaken the development of contingency plans in the event that its Year 2000 efforts, or the efforts of third parties upon which the Company relies, are not accurately or timely completed. Columbia/HCA has developed a contingency planning methodology and along with the Company will implement contingency plans throughout 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

      While Columbia/HCA and the Company are developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside its or Columbia/HCA's control. The Company recognizes the risks associated with extended infrastructure (power, water, telecommunications) failure, the interruption of insurance and government program payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. Columbia/HCA and the Company are addressing these and other failure scenarios in its contingency planning effort and are engaging third parties in discussions regarding how to manage common failure scenarios, but the Company cannot currently estimate the likelihood or the potential cost of such failures. Currently, the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, 2000, and possible payment delays from the Company's payers.

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

      The estimated completion dates for the Year 2000 modifications are based on Columbia/HCA's and the Company's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

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

                           Part II: Other Information

Item 5: Other Information

(a) Quarterly Pro Forma Operating Results Summary

     The following is a summary of pro forma results from continuing operations for each period presented (dollars in millions, except per share amounts and ratios). The pro forma operating results from continuing operations reflect the following adjustments at the beginning of each year:

(1) To reflect the following completed divestiture and planned divestitures in 1999:

     (a) elimination of results of operations of seven acute care hospitals which were sold during the nine months ended September 30, 1999 (the proceeds of two sales were retained by Columbia/HCA);
     (b) elimination of results of operation of four acute care hospitals for which the Company's management believes dispositions over the next twelve months are probable and the sale of one psychiatric hospital which was sold subsequent to September 30, 1999;
     (e) elimination of results of operations of one acute care hospital which the Company swapped for another facility on June 1, 1999; and
     (f) inclusion of results of operations of one acute care hospital which the Company received in a swap of another facility on June 1, 1999.

(2) To reflect the long term lease payment of $16.0 million per year and elimination of operations of two acute care hospitals and three ambulatory surgery centers in the Kansas City, Missouri area which commenced in January 1999.
(3) To adjust to the estimated, incremental general and administrative costs of an annual amount of $22.4 million that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.
(4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. The Company's ESOP was established on June 10, 1999 and the ESOP purchased 3.0 million newly issued shares of the Company's common stock. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and is based upon the fair value of the shares released.
(5) To adjust interest expense to an annual amount of $69.6 million. The interest expense adjustment is based on the elimination of all intercompany amounts payable to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $673.8 million at an assumed average interest rate of 9.83% and approximately $1.5 million in amortization of the estimated loan issuance costs.
(6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.
(7) Pro forma income (loss) per share was computed using the weighted average shares outstanding for 1999 as if the weighted average shares were outstanding for 1998.

                          Part II: Other Information
                                  (Continued)

     Pro Forma Operating Results Summary for 1999

                                                                                                      For the nine
                                                                For the quarters ended                months ended
                                                  -----------------------------------------------   ----------------
                                                       March 31,       June 30,   September 30,       September 30,
                                                         1999            1999         1999                1999
                                                      ----------      ---------  --------------     ----------------

Revenues........................................         $285.2         $274.0       $269.4             $828.6

Salaries and benefits...........................          114.4          114.0        110.0              338.4
Supplies........................................           41.1           39.6         41.0              121.7
Other operating expenses........................           60.9           60.3         57.9              179.1
Provision for doubtful accounts.................           22.4           23.2         22.7               68.3
Depreciation and amortization...................           21.0           20.2         19.1               60.3
Interest expense................................           17.4           16.8         18.7               52.9
ESOP expense....................................            1.1            1.1          1.1                3.3
                                                          -----          -----        -----              -----
                                                          278.3          275.2        270.5              824.0
                                                          -----          -----        -----              -----

Loss from continuing operations before
  minority interests, equity in earnings
  (losses), and income tax benefit..............            6.9           (1.2)        (1.1)               4.6
Minority interests in earnings of consolidated entities    (2.1)          (2.5)        (2.2)              (6.8)
Equity in earnings (loss) of unconsolidated subsidiaries    0.4           (1.9)        (0.9)              (2.4)
                                                          ------         ------        -----              -----
Loss from continuing operations before
  income taxes..................................            5.2           (5.6)        (4.2)              (4.6)
Income tax benefit..............................           (2.6)           1.6          1.0                --
                                                          ------         ------        -----            -------
Loss from continuing operations.................          $ 2.6         $ (4.0)      $ (3.2)            $ (4.6)
                                                          ======        =======      =======            =======

Loss per common share from continuing operations          $0.08         $(0.13)      $(0.10)            $(0.15)

Pro forma EBITDA (a) ...........................          $46.8          $35.0        $36.9             $118.7
Number of hospitals at end of period (b)
 Owned and managed..............................             24             24           24                 24
 Joint ventures.................................              1              2            2                  2
 Leased to others...............................              2              2            2                  2
                                                         ------          -----        -----             ------
 Total..........................................             27             28           28                 28
Licensed beds at end of period (c) .............          3,512          3,522        3,501              3,501
Available beds at end of period (d) ............          3,082          3,196        3,087              3,087
Admissions (e)
  Owned and managed.............................         32,052         28,486       27,921             88,458
  Joint ventures................................          1,530          1,751        1,958              6,996
                                                         ------         ------        -----             ------
  Total.........................................         33,582         30,237       29,879             95,454
Adjusted admissions (f) ........................         52,814         48,897       48,688            150,483
Patient days (g) ...............................        147,297        128,313      122,497            398,107
Adjusted patient days (h) ......................        242,714        220,257      213,609            677,250
Outpatient visits...............................        202,460        189,978      208,800            601,238
Emergency room visits...........................        117,590        105,013       95,669            318,273
Average length of stay (i) .....................            4.6            4.5          4.4                4.5
Average daily census (j) .......................          1,637          1,410        1,332              1,458
Occupancy rate (k) .............................           53.1%          44.1%        43.1%              47.2%
Net patient revenue per adjusted patient day....          1,138          1,204        1,220              1,184
Gross inpatient revenue.........................         $362.5         $334.6       $333.4           $1,030.5
Gross outpatient revenue........................         $324.8         $239.8       $247.9             $722.5
Gross outpatient revenue percentage.............           39.3%          41.7%        42.7%              41.2%
Net inpatient revenue...........................         $137.5         $126.2       $123.0             $386.7
Net outpatient revenue..........................         $138.7         $138.9       $137.7             $415.3
Net outpatient revenue percentage...............           50.2%          52.4%        52.8%              51.8%
Net inpatient revenue per patient day...........            934            983        1,004                971
Net outpatient revenue per total outpatient visits          433            471          452                452
Operating expenses per adjusted patient day (l).            984          1,077        1,084              1,045
Total salaries and benefits per FTE.............         10,687         10,581       10,501             32,300


                          Part II: Other Information
                                  (Continued)

Pro Forma Operating Results Summary for 1998

                                                                                                                     For the year
                                                                     For the quarters ended                              ended
                                                        ---------------------------------------------------------    ------------
                                                        March 31,      June 30,      September 30,   December 31,     December 31,
                                                          1998           1998             1998          1998             1998
                                                        ---------      -------       -------------   ------------    -------------
Revenues.............................................    $273.2         $267.4           $259.5        $258.6          $1,058.7
Salaries and benefits................................     112.2          109.8            106.5         112.7             441.2
Supplies.............................................      38.4           36.3             39.2          38.7             152.6
Other operating expenses.............................      62.0           61.4             59.3          62.6             245.3
Provision for doubtful accounts......................      24.4           23.6             22.1          23.1              93.2
Depreciation and amortization........................      19.7           19.7             19.9          22.6              81.9
Interest expense.....................................      17.4           17.4             17.4          17.4              69.6
ESOP expense.........................................       1.1            1.1              1.1           1.1               4.4
                                                         -------        -------          -------       -------           -------

                                                          275.2          269.3            265.5         278.2           1,088.2
                                                         -------        -------          -------       -------           -------
Loss from continuing operations before
    minority interests, equity in earnings
    (losses), and income tax benefit.................      (2.0)          (1.9)            (6.0)        (19.6)            (29.5)
Minority interests in earnings of consolidated
    entities.........................................      (3.5)          (2.0)            (1.8)         (2.5)             (9.8)
Equity in earnings (loss) of unconsolidated
    subsidiaries.....................................       1.4            1.0              2.0          (1.0)             (3.4)
Loss from continuing operations before
    income taxes.....................................      (4.1)          (2.9)            (5.8)        (23.1)            (35.9)
Income tax benefit...................................       1.1            0.5              1.8           8.0              11.4
                                                         -------        -------          -------       -------           -------
Loss from continuing operations......................    $ (3.0)        $ (2.4)          $ (4.0)       $(15.1)           $(24.5)
                                                         =======        =======          =======       =======           =======

Loss per common share from continuing operations.....    $(0.10)        $(0.08)          $(0.13)       $(0.48)           $(0.80)

Pro forma EBITDA (a).................................    $ 37.6          $37.3           $ 34.4        $ 20.5            $129.8
Number of hospitals at end of period (b)
  Owned and managed..................................        24             24               24            24                24
  Joint ventures.....................................         1              1                1             1                 1
  Leased to others...................................         2              2                2             2                 2
                                                         -------        -------          -------       -------           -------
  Total..............................................        27             27               27            27                27
Licensed beds at end of period (c)...................     3,562          3,545            3,545         3,541             3,541
Available beds at end of period (d)..................     3,129          3,062            3,056         3,052             3,052
Admissions (e)
  Owned and managed..................................    29,527         27,271           26,725        27,976           111,499
  Joint ventures.....................................     1,645          1,509            1,409         1,374             5,937
                                                         -------        -------          -------       -------           -------
  Total..............................................    31,172         28,780           28,134        29,350           117,436
Adjusted admissions (f)..............................    48,640         47,667           47,020        48,143           191,426
Patient days (g).....................................   143,312        126,639          121,518       126,135           517,604
Adjusted patient days (h)............................   236,074        221,356          213,799       217,063           888,642
Outpatient visits....................................   180,303        188,030          195,047       198,822           762,201
Emergency room visits................................   102,657        101,923           94,873        93,202           392,656
Average length of stay (i)...........................       4.9            4.6              4.5           4.5               4.6
Average daily census (j).............................     1,592          1,392            1,321         1,371             1,418
Occupancy rate (k)...................................      50.9%          45.4%            43.2%         44.9%             46.5%
Net patient revenue per adjusted patient day.........     1,103          1,159            1,183         1,161             1,150
Gross inpatient revenue..............................    $329.7         $298.1           $291.8        $309.3          $1,228.9
Gross outpatient revenue.............................    $213.4         $223.0           $221.6        $222.9            $880.9
Gross outpatient revenue percentage..................      39.3%          42.8%            43.2%         41.9%             41.8%
Net inpatient revenue................................    $129.1         $111.5           $109.9        $117.0            $467.5
Net outpatient revenue...............................    $131.2         $145.2           $143.0        $135.1            $554.5
Net outpatient revenue percentage....................      50.4%          56.6%            56.5%         53.6%             54.3%
Net inpatient revenue per patient day................       901            880              904           928               903
Net  outpatient  revenue  per  total  outpatient
    visits...........................................       464            501              493           463               480
Operating expenses per adjusted patient day (l)......     1,004          1,044            1,062         1,092             1,049
Total salaries and benefits per FTE..................    10,050          9,992            9,637        10,183            39,854


(a) Pro forma EBITDA is EBITDA, as defined previously, adjusted (i) as if the Spin-off and the divestitures of certain facilities that the Company has divested or intends to divest during 1999 had occurred at the beginning of each period, (ii) as if the long term lease of the Kansas City facilities in January 1999 had occurred at the beginning of each period, (iii) the swap of facilities in June 1999 had occurred at the beginning of each period, (iv) to exclude non-cash ESOP expense and (v) to include the Company's management's estimated corporate overhead costs of $22.4

                           Part II: Other Information
                                  (Continued)

     Pro Forma Operating Results Summary (continued)


     1998, (iii) the swap of facilities in June 1999 had occurred at the beginning of 1998, (iv) to exclude non-cash ESOP expense and (v) to include the Company's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Pro Forma Operating Results Summary to replace the management fees allocated by Columbia/HCA. Pro forma EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Pro forma EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from pro forma EBITDA are significant components in understanding and assessing financial performance. Pro forma EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because pro forma EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, pro forma EBITDA as presented may not be comparable to other similarly titled measures of the companies.

(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in the Company's hospitals.
(h) Adjusted patient days is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "equates" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in the Company's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(l) Operating expenses are defined as salaries and benefits, supplies, provision for doubtful accounts and other operating expenses.

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

3.2 By-Laws of the Company. Incorporated by reference from the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1999.

27             Financial Data Schedule. (Included in electronic format only.)


* Compensatory plan or arrangement.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1999:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.
Date: November 4, 1999              By: /s/ Burke W. Whitman
                                        --------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)




                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals Holdings, Inc.
Date: November 4, 1999              By: /s/ Burke W. Whitman
                                        --------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
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