Form 10-K
period 1999-12-31
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 2000-03-30
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                                 NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                               ON WHICH REGISTERED
-------------------                               -------------------

Common Stock, $.01 Par Value               The Nasdaq National Market System
Preferred Stock Purchase Rights            The Nasdaq National Market System

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                 NO
                             -----                 -----

                       Commission file number 333-84743

                        Triad Hospitals Holdings, Inc.
            (Exact name of registrant as specified in its charter)


                      Delaware                       51-0389776
           (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)       Identification No.)

            13455 Noel Road, Suite 2000
                    Dallas, Texas                    75240
     (Address of principal executive offices)        (Zip Code)

                                (972) 789-2700
             (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                 NO
                             -----                  -----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

 As of February 29, 2000, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 34,005,678. As of February 29, 2000 the aggregate market value of the common stock held by non-affiliates was approximately $476,609,680. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan has been deemed to be affiliates. All of the shares of common stock of Triad Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Stockholders of Triad Hospitals, Inc. to be held May 23, 2000 are incorporated by reference into Part III hereof.

                                    Part I

Item 1. Business

Our Formation

   Triad Hospitals, Inc. and Triad Hospitals Holdings, Inc. were incorporated under the laws of the State of Delaware in 1999. As used herein, "Holdings" refers to Triad Hospitals Holdings, Inc., a direct, wholly-owned subsidiary of Triad Hospitals, Inc. The terms "we", "our", "the Company," "us" and "Triad" refer to the business of Triad Hospitals, Inc., Holdings and their subsidiaries as a consolidated entity, except where it is clear from the context that such terms means only Triad Hospitals, Inc. Except as otherwise specified, information regarding Columbia/HCA Healthcare Corporation, our former parent ("Columbia/HCA"), in this Annual Report is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission (the "Commission").

   Triad provides health care services through hospitals and ambulatory surgery centers located in small cities and selected high growth urban markets in the southwestern, western and southcentral United States. On May 11, 1999, Triad spun-off from Columbia/HCA and became an independent, publicly traded company to own and operate the healthcare service business which had comprised the Pacific Group of Columbia/HCA prior to the spin-off through the distribution of all outstanding shares of Triad common stock to the stockholders of Columbia/HCA on May 11, 1999. Columbia/HCA no longer owns any shares of Triad common stock. On May 11, 1999 Columbia/HCA also distributed to its stockholders all outstanding shares of the common stock of LifePoint Hospitals Inc., a newly formed company comprising the former America Group of Columbia/HCA. The common stock of Triad is quoted on the Nasdaq National Market System (Symbol: TRIH). Information about the distribution and certain indemnification and other arrangements entered into by Triad and Columbia/HCA in connection with the distribution is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements.

Principal Executive Offices

   Our principal executive offices are located at 13455 Noel Road, 20th Floor, Dallas, Texas 75240, and our phone number is (972) 789-2700. Our corporate Website address is http://www.triadhospitals.com. Information contained on our Website is not part of this Annual Report on Form 10-K.

General

   As of December 31, 1999, Triad's facilities included 30 general, acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Kansas, Louisiana, Missouri, New Mexico, Oklahoma, Oregon and Texas. Two hospitals included among these facilities are operated through 50/50 joint ventures that are not consolidated for financial reporting purposes.

   Triad's management has focused on streamlining Triad's portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result of this initiative, Triad decided to divest certain of its facilities. Since December 31, 1998, Triad has sold nine of the general, acute care hospitals, one psychiatric hospital and two ambulatory surgery centers that it operated as of such date, and has transferred under long term leases two of such hospitals and three of such surgery centers to an unaffiliated third party. Triad currently intends to sell two additional general, acute care hospitals and an ambulatory surgery center that it operated as of December 31, 1999. Triad ceased operations at one of these hospitals on February 11, 2000. In addition to these divestitures, Triad opened a new hospital in May 1999 that is operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad also completed a swap of one of its hospitals, located in Laredo, Texas for a hospital located in Victoria, Texas on June 1, 1999. Following the divestitures, Triad expects its facilities to include 28 hospitals, including the two hospitals operated through joint ventures and the two hospitals leased to and operated by an unaffiliated third party, as well as 13 ambulatory surgery centers.

  In addition to providing capital resources, Triad makes available a variety of management services to its health care facilities. These services include ethics and compliance programs, national supply and equipment purchasing and leasing contracts, accounting, financial and clinical systems, governmental reimbursement assistance, information systems, legal support, personnel management and internal audit, access to regional managed care networks, and resource management. Following the distribution some of these services initially were provided through transitional arrangements made with Columbia/HCA and selected services may continue to be provided by Columbia/HCA over the next several years. Triad participates and has an equity interest, along with Columbia/HCA and LifePoint, in a group purchasing organization which makes certain national supply and equipment contracts available to Triad's facilities. See "NOTE 13 -AGREEMENTS WITH COLUMBIA/HCA" in the consolidated financial statements for a more detail description of such arrangements.

Triad's Markets

   Most of Triad's facilities are located in two distinct types of markets in the southwestern, western and southcentral United States. After the completion of the planned divestitures, three-quarters of the Triad hospitals will be located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. Triad's hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad's 28 hospitals are located in six larger urban areas. The urban areas where Triad operates are typically characterized by a high rate of population growth, such as Phoenix and Tucson, Arizona. Approximately half of Triad's facilities are located in the states of Arizona and Texas.

Small Cities

   Triad believes that the small cities of the southwestern, western and southcentral United States are attractive to health care service providers as a result of favorable demographic and economic trends. Twenty-two of the 30 general, acute care hospitals that Triad operated as of December 31, 1999 were located in these markets. Of these hospitals, 11 hospitals were located in communities where they were the sole hospital and 11 hospitals were located in communities where they were one of only two or three hospitals. After completion of Triad's planned divestitures described above, 20 of Triad's 28 remaining general, acute care hospitals will be located in small cities. Of these hospitals, eleven will be located in communities where they currently are the sole hospital and nine hospitals will be located in communities where they currently are one of only two or three hospitals.

   While Triad's hospitals located in these small cities are more likely to face direct competition than facilities located in smaller non-urban markets, that competition usually is limited to a single competitor in the relevant market. Triad believes that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans.

Larger Urban Markets

   Eight of the 30 general, acute care hospitals that Triad operated as of December 31, 1999 are located in larger urban markets of the southwestern, western and southcentral United States. After completion of the planned divestitures and closure described above, eight of Triad's 28 remaining general, acute care hospitals will be located in such urban markets.

   In addition to the direct competition Triad faces from other health care providers in its markets, there are higher levels of managed care penetration in the larger urban markets (a higher relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs.)

Business Strategy

   Triad's primary objectives are to provide quality health care services and to enhance its financial performance by increasing utilization of its facilities and improving operating efficiencies, using the following strategies:

 . Develop and Maintain Strong Physician Relations. Triad is committed to developing and maintaining strong relationships with the physicians in its communities because Triad believes physicians are of vital importance to Triad's long-term success. Triad believes that hospitals and physicians, by working cooperatively, can develop a model for effective health care service delivery that results in improved quality of care and improved performance for both sets of providers. Triad has established a Physician Leadership Group made up of leading physicians practicing at its hospitals who work with corporate and hospital management to establish local priorities. Corporate objectives are addressed by a national Physician Leadership Group consisting of representatives of local Physician Leadership Groups and members of Triad management. To further improve communication with its physicians, Triad has appointed a senior manager, who is an experienced physician, to oversee physician relations.

 .  Maximize Community Involvement. Triad's community philosophy is a simple one:
   Triad's shareholders generally own the bricks and mortar, but the hospitals and surgery centers belong to the communities Triad serves. Triad seeks to have each community embrace its Triad hospital or surgery center as a local asset in order to make the facility successful. To this end, Triad has strengthened its local Boards of Trustees with the addition and inclusion of more community leaders. Triad has also empowered each local Board of Trustees to take responsibility for strategic planning, assessment of capital needs, and overall supervision of the care provided in the community.

 .  Increase Volume by Adding Services and Physicians. (a) Expand Specialty
   Services - Triad believes that many of its small city and selected urban markets are large enough to support additional specialty services, such as women's centers, orthopedic facilities, oncology centers and neurology care, and intends to selectively increase these services in order to reduce patient outmigration to urban hospitals. To support this expansion of specialty services, Triad is actively recruiting additional specialists to certain of its facilities. (b) Expand Outpatient Services - Triad believes that the shift from inpatient to outpatient care recently experienced by the health care industry is likely to continue. Triad is continuing to enhance the access to and the convenience of its outpatient service capabilities by improving its free-standing ambulatory surgery centers, restructuring its hospital facilities and surgery capacity to better accommodate outpatient treatment, and improving its emergency room facilities. (c) Recruit Primary Care Physicians - Triad continues to actively recruit additional primary care physicians. Triad believes that a primary care physician is frequently the first contact point for a patient.

 . Improve Operating Margins. Triad has initiated several measures to improve the financial performance of its facilities through greater control of operating expenses. Triad continues to focus on optimizing the efficiency and productivity of its human resources, the largest component of operating expenses. Triad has instituted a financial training program for its hospital managers to teach effective management of hospital revenues and expenses.

 .  Grow Through Same-Facility Expansion, New Facility Development and Selective
   Acquisitions. Triad is identifying expansion opportunities in areas where management perceives that demand is not being adequately met due to rapid population growth or insufficient existing health care services. Triad is selectively expanding its existing hospitals by adding clinical facilities or medical office buildings. It also anticipates constructing new hospitals and ambulatory surgery centers in areas with appropriate demand and may seek to make acquisitions in select markets. Triad believes that potential acquisition opportunities may arise when other health care providers choose to divest facilities or when independent hospitals believe that they can benefit from becoming part of a larger hospital company. Triad believes that as a result of its efforts to strengthen its base of assets, it is especially well positioned to build upon its portfolio of facilities in the southwestern, western and southcentral United States, particularly in small cities and selected high-growth urban markets similar to the ones served by Triad's existing facilities. Triad believes that small city and urban markets can support increased specialty services which produce relatively higher revenues than other health care services. In addition, in small city markets managed care penetration is generally lower than in urban areas, and Triad believes that it is in a better position to negotiate more favorable managed care contracts in these markets. In evaluating its opportunities for new developments or acquisitions, both in small cities or in selected urban markets, Triad places a high priority on having a strong, competitive market position, either on its own or in conjunction with a compatible partner such as another hospital provider. Triad has a number of relationships with other provider organizations which it believes are mutually beneficial and it will continue to seek other such opportunities, including those with quality, not-for-profit providers.

Operations

     Triad's general, acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, certain of Triad's general, acute care hospitals have a limited number of licensed psychiatric beds.

     Each of Triad's hospitals is governed by a Board of Trustees, which includes members of the hospital's medical staff. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at the hospitals, monitors such practices, and is responsible for ensuring that these practices conform to established standards. Triad maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

Services and Utilization

     Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service, such as medical/surgical, intensive care or psychiatric, the payer and the geographic location of the hospital.

     Triad believes that important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, Triad believes that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions, market penetration of managed care programs and the availability of reimbursement programs such as Medicare and Medicaid. Utilization across the industry also is being affected by improved treatment protocols as a result of advances in medical technology and pharmacology.

     The following table sets forth certain operating statistics for hospitals owned by Triad for each of the past five years ended December 31, 1999. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

                                                                          Years Ended December 31,
                                                   -----------------------------------------------------------------------
                                                       1999          1998           1997           1996           1995
                                                   ------------  -------------  -------------  -------------  ------------
Number of hospitals at end of period (a)  ..........        30             39             39             39            39
Number of licensed beds at end of period (b)   .....     3,722          5,902          5,859          5,872         5,926
Weighted average licensed beds (c)  ................     4,745          5,905          5,860          5,882         5,900
Admissions (d)  ....................................   145,889        169,590        172,926        171,265       170,392
Adjusted admissions (e)  ...........................   241,547        276,771        275,125        266,660       257,292
Average length of stay (days) (f)  .................       4.5            4.9            4.9            5.0           5.2
Average daily census (g)  ..........................     1,818          2,263          2,326          2,338         2,405
Occupancy rate (h)  ................................        55%            44%            44%            46%           45%

----------------
(a) Number of hospitals for 1999 includes two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes. This table does not include any operating statistics for these facilities.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds weighted based on periods owned.

(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) Represents the average number of patients in Triad's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

   Triad's hospitals have experienced significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Triad has responded to the outpatient trend by enhancing its hospitals' outpatient service capabilities, including:

(1) dedicating resources to its freestanding ambulatory surgery centers at or near certain of its hospital facilities,
(2) reconfiguring certain hospitals to more effectively accommodate outpatient treatment by, among other things, providing more convenient registration procedures and separate entrances, and
(3) restructuring existing surgical capacity to allow a greater number and range of procedures to be performed on an outpatient basis.

   Triad's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that Triad believes will experience increased demand.

Sources of Revenue

   Triad receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers as well as directly from patients. The approximate percentages of net patient revenues from continuing operations of Triad's facilities from such sources during the periods specified below were as follows:

                                                                                       Years Ended December 31,
                                                                               ---------------------------------------
                                                                                   1999         1998          1997
                                                                               ------------  -----------  ------------
Medicare  ...................................................................         31.9%        35.2%         36.5%
Medicaid  ...................................................................          6.9          6.6           6.2
Managed care plans...........................................................         32.7         27.0          26.0
Other sources  ..............................................................         28.5         31.2          31.3
                                                                                     -----        -----         -----
Total  ......................................................................        100.0%       100.0%        100.0%
                                                                                     =====        =====         =====

   Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. All of Triad's hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. See "Reimbursement".

   To attract additional volume, most of Triad's hospitals offer discounts from established charges to certain large group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit Triad's ability to increase charges in response to increasing costs. See "Competition."

   Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. For more information on the reimbursement programs on which Triad's revenues are dependent, see "Reimbursement."

Competition

   The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined. Triad's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circumstances.

   Eleven of the general, acute care hospitals operated by Triad as of December 31, 1999, including one of the hospitals operated through a joint venture, are located in geographic areas where they are the only hospital in the community. These hospitals generally face less competition in their immediate patient service areas than would be expected in larger communities, and there is usually a lower level of managed care penetration in these areas than there would be in larger urban markets. While these Triad hospitals are generally the primary provider of hospital services in their respective communities, they face competition from larger tertiary care centers. Although these competitive hospitals may be as far as 30 to 50 miles away, patients may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to, such distant hospitals.

   Nineteen of the general, acute care hospitals are located in geographic areas where they compete with at least one other hospital. Additionally, in the past several years, the number of freestanding outpatient surgery and diagnostic centers in the geographic areas in which Triad operates has increased significantly. As a result, Triad's hospitals operate in an increasingly competitive environment. The rates charged by Triad's hospitals are intended to be competitive with those charged by other local hospitals for similar services. In some cases, competing hospitals are more established than Triad's hospitals. Certain of these competing facilities, particularly in Triad's urban markets, offer services, including extensive medical research and medical education programs, which are not offered by Triad's facilities. In addition, in certain of the urban markets where Triad operates, there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at Triad's hospitals. Also, some of the hospitals that compete with Triad's facilities are owned by tax-supported governmental agencies or by not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis.

   One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by Triad, Triad's hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. Triad believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, Triad strives to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

   Another major factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

   State Certificate of Need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, may also have the effect of restricting competition. Alabama is the only state where Triad operates that has CON laws affecting acute care services. The application process for approval of covered services, facilities, changes in operations and capital expenditures in Alabama is highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. Triad has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the imposition, elimination or relaxation of such requirements. See "Government Regulation and Other Factors."

   Triad, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payers. As both private and government payers reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in Triad's facilities, equipment, personnel, rates and/or services in the future.

   The hospital industry and Triad's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. Triad endeavors to meet these challenges by expanding many of its facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new programs and services.

Employees and Medical Staff

   At December 31, 1999, Triad had approximately 14,700 employees, including approximately 4,000 part-time employees. Employees at one hospital are currently represented by a labor union. Triad considers its employee relations to be good. While Triad's non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. There can be no assurance as to future availability and cost of qualified medical personnel.

   Triad's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With certain exceptions, physicians generally are not employees of Triad's hospitals. However, some physicians provide services in Triad's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of Triad's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. Members of the medical staffs of Triad's hospitals located in areas where there are other hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Triad's Regulatory Compliance Program

   It is Triad's policy that its business be conducted with integrity and in compliance with the law. Triad is continuing to develop a corporate-wide compliance program, which focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

   This regulatory compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad's business and to help assure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, Triad will provide initial and periodic legal compliance and ethics training to every employee, review various areas of Triad's operations, and develop and implement policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad's hospitals, as well as a national "hotline" to which employees can report, on an anonymous basis if preferred, any suspected violations.

Reimbursement

   Medicare. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system ("PPS") for inpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet the Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA limits.

   Under PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. When treatments for certain patients fall well outside the normal distribution, providers receive additional payments. DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. The majority of capital costs for acute care facilities are reimbursed on a prospective payment system based on DRG weights times a federal rate adjusted for a geographic rate.

   DRG rates are updated and re-calibrated annually and have been affected by several recent federal enactments. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each federal fiscal year, which begins on October 1. The historical DRG rate increases were 1.1%, 1.5%, 2.0%, 0.5% and 1.1% for federal fiscal years 1995, 1996, 1997, 1999 and 2000, respectively. For federal fiscal year 1998, there was no increase. The budgeted updates for federal fiscal years 2001 through 2002 are market basket index minus 1.1% and 1.1%, respectively. Triad anticipates that future legislation may decrease the future rate of increase for DRG payments, but is not able to predict the amount of the reduction.

   Outpatient services provided at general, acute care hospitals typically are reimbursed by Medicare at the lower of customary charges or approximately 82% of actual cost, subject to additional limits on the reimbursement of certain outpatient services. The Balanced Budget Act, enacted August 5, 1997, contains provisions that affect outpatient hospital services, including a requirement that HCFA adopt a PPS for outpatient hospital services to begin January 1, 1999. However, implementation of PPS was delayed because of Year 2000 systems concerns. Triad anticipates the outpatient PPS will be implemented in July 2000. When outpatient PPS is implemented, reimbursement rates will be based on the rates that would have been in effect on January 1, 1999, updated by the rate of increase in the hospital market basket minus one percentage point. Under the currently proposed rules which are subject to change, Triad currently estimates the effect of the new payment system will reduce current outpatient reimbursement by approximately $3.0 million to $3.5 million annually. Triad does not foresee any problems or delays in its implementing the PPS system. After the fee schedule is established for this new system, the fee schedule is to be updated by the market basket minus 1.0% for each of federal fiscal years 2000 through 2002. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare physician fee schedule.

   The Balanced Budget Act mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, hospital outpatient services beginning January 1, 1999, home health services for Medicare cost reporting periods beginning after September 30, 1999, and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after September 30, 2000. Prior to the commencement of the prospective payment systems, payment constraints will be applied to PPS-exempt hospitals and units for Medicare cost reporting periods beginning on or after October 1, 1997. For the year ended December 31, 1999, Triad had 48 units and one hospital that were reimbursed under this methodology.

   Payments to PPS-exempt hospitals and units, such as inpatient psychiatric, rehabilitation and long-term hospital services, are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index. For federal fiscal year 1995, 1996, 1997, 1999 and 2000, the market basket index rate of increase was 3.7%, 3.4%, 2.5%, 2.5% and 2.9%, respectively. For federal fiscal year 1998, there was no increase. The update for cost reporting periods from October 1, 1998 to September 30, 1999 is the market basket index less a percentage point between 0% and 2.4% depending on the hospital's or unit's costs in relation to the ceiling. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units, such as psychiatric, rehabilitation and long-term hospitals. For federal fiscal year 1998, these limits were $10,534, $19,104, and $37,688 per discharge, respectively. For federal fiscal year 1999, these limits are $10,787, $19,562 and $38,593 per discharge, respectively. In addition, the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For federal fiscal year 1998, these amounts were $8,517, $16,738, and $18,947 per discharge for psychiatric, rehabilitation and long-term hospital services, respectively. For federal fiscal year 1999, these amounts are $8,686, $17,077 and $22,010 per discharge, respectively.

   Skilled nursing facilities have historically been reimbursed by Medicare on the basis of actual costs, subject to certain limits. The Balanced Budget Act requires the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities will be paid a federal per diem rate for virtually all covered services. The new payment system is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The law also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 1999, 18 of Triad's hospitals operated skilled nursing facilities.

   Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 20 rural health clinics affiliated with Triad hospitals.

   Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Eight of Triad's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals include a higher reimbursement rate, which is based on a blend of hospital-specific costs and the national reimbursement rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

   On November 19, 1999, Congress passed the Balanced Budget Refinement Act of 1999 (the "Refinement Act") to reduce certain of the perceived adverse effects of the Balanced Budget Act on various health care providers. Among other things, the Refinement Act may act to reduce certain outpatient PPS reimbursement reductions proposed by the HCFA as a part of its implementation of a PPS for outpatient hospital services by attempting to limit certain losses sustained through the implementation of such system during the first three years of implementation. The Refinement Act may provide certain reimbursement increases for certain skilled nursing facilities, in part by allowing such facilities the option of choosing to be reimbursed at the new federal PPS rate for certain cost reporting periods beginning after December 15, 1999, as opposed to the three-year phase-in described above. Triad estimates the total annual effect of the Refinement Act to be approximately $2.0 million to $3.0 million in additional reimbursement.

   Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. Medicaid is currently funded jointly by the state and the federal governments. The federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the hospitals of Triad.

   On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991, which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of these amendments, certain states in which Triad operates have adopted broad-based provider taxes to fund their Medicaid programs. The impact of these new taxes upon Triad has not been materially adverse. However, Triad cannot predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, it is not able to assess the effect of such additional taxes on its results of operations or financial position.

   Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Review of previously submitted annual cost reports and the cost report preparation process are areas included in an ongoing government investigations of Columbia/HCA. It is too early to predict the outcome of these investigations, but if Triad, or any of its facilities, were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, they could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of Triad. Columbia/HCA has agreed to indemnify Triad in respect of losses arising from such government investigations. See "Government Regulation and Other Factors--Governmental Investigation of Columbia/HCA and Related Litigation" for more information regarding such arrangement.

   Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. Pursuant to the terms of the distribution agreement, Triad will be responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for its facilities for all periods ending after the distribution date. Columbia/HCA has agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for the Triad facilities relating to periods ending on or prior to the distribution date and Triad agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports under periods ending on or prior to the distribution date.

   Managed Care. Pressures to control the cost of health care have resulted in increases to the percentage of admissions and net revenues attributable to managed care payers. The percentage of Triad's net revenues attributable to managed care payers increased from 27.0% for the year ended December 31, 1998 to 32.7% for the year ended December 31, 1999. Triad expects that the trend toward increasing percentages related to managed care payers will continue in the future. Triad generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, Triad intends to take steps to improve its managed care position. See "Business Strategy" for a more detailed discussion of such strategy.

   Commercial Insurance. Triad hospitals provide services to some individuals covered by private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital's established charges and the particular coverage provided in the insurance policy.

   Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or DRG based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers' reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of the hospitals of Triad.

Government Regulation and Other Factors

   Licensure, Certification and Accreditation. Health care facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the health care facilities of Triad are properly licensed under appropriate state laws. All of the hospitals affiliated with Triad are certified under the Medicare and Medicaid programs and all are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Certain of Triad's psychiatric facilities do not participate in these programs. Should any facility lose its accreditation by this Joint Commission, or otherwise lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. The facilities of Triad are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for Triad to effect changes in their facilities, equipment, personnel and services.

   Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates one hospital in a state (Alabama) that requires CON approval to expand acute care hospital services. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility's license.

   State Rate Review. The state of Arizona adopted legislation mandating rate or budget review for hospitals. In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected the results of operations of Triad. Triad is not able to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is not able to assess the effect thereof on its results of operations or financial condition.

   Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services ("HHS") that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

   Medicare Regulations and Fraud and Abuse. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. Prohibited acts include:

 . making false claims to Medicare, including claims for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement or cost report fraud;

 .  making claims for items or services that are not "medically necessary";

 . routinely waiving co-payments or deductibles to induce patients to order items or services from a specific provider;

 . contracting with individuals that they know or should know have been excluded from participation in a federal healthcare program;

 . offering, paying or receiving any remuneration (including kickbacks, bribes or rebates) in return for referrals or purchasing items or services reimbursable under a federal health program;

 . failing to assess and stabilize any individual who comes to a hospital's emergency room with an "emergency medical condition," within the scope of services available by the facility; and

 . transferring any stabilized patient to another health care facility before the other facility has agreed to the transfer of the patient, if the other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment.

   The provisions of the Anti-Kickback Statute prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal healthcare program or ordering any covered service or item. Violations of this statute may be punished by a fine of up to $50,000 or imprisonment for each violation and damages up to three times the total amount of remuneration. In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act (as so amended, the "Protection Act") imposes penalties for a violation of these prohibitions, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

   The Protection Act authorized the Office of the Inspector General ("OIG") to publish regulations outlining certain categories of activities that would be deemed not to violate the Anti-Kickback Statute. In 1991 and in 1999, the OIG published final safe harbor regulations implementing the Congressional intent expressed in the Protection Act. Currently there are safe harbors for certain physician investments, rental of space or equipment, personal services and management contracts, physician recruitment, warranties, discounts, payments to employees, group purchasing organizations and waivers of deductibles. The preamble to the safe harbor regulations states that the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Statute because the regulations do not make conduct illegal. Any conduct that could be construed to be illegal after the promulgation of this rule would have been illegal prior to the publication of the regulations. Triad is not able to determine if or when such proposed safe harbors will be enacted, and if enacted whether it will be able to meet the requirements for protection.

   HIPAA, which became effective on January 1, 1997, amends, among other things, Title XI (42 U.S.C. (S) 1301 et seq.) to broaden the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. The Balanced Budget Act also allows civil monetary penalties to be imposed on a provider contracting with individuals or entities that the provider knows or should know is excluded from a federal healthcare program.

   The OIG at HHS is responsible for identifying and eliminating fraud, abuse and waste in HHS programs and for promoting efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued "fraud alerts" which, although they do not have the force of law, identify features of transactions, which may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified the following incentive arrangements as potential violations:

 . "gainsharing" or the practice of giving physicians a percentage share of any reduction in the hospital's costs for patient care attributable in part to the physician's efforts;

 . payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital;

 . the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital);

 . provision of free or significantly discounted billing, nursing or other staff services;

 . free training for a physician's office staff in areas such as management techniques and laboratory techniques;

 . guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount;

 . low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital;

 .  payment of the costs of a physician's travel and expenses for conferences;

 . coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician;

 . payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered; or

 . the payments of excessive rents to, or the other leasing of unnecessary premises from, a physician.

   The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

   Section 1877 of the Social Security Act, commonly known as the "Stark Law", prohibits referrals of Medicare and Medicaid patients by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include, among other things, clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. There are a number of exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. In addition, a physician may have an ownership interest in and refer patients to an entity providing designated health services if the entity is located in a rural area. The requirements of the "rural provider" exception are;

   (1) the provider is located in an area that is not considered a metropolitan statistical area, and

   (2) at least 75 percent of the patients served by the facility reside in a rural area.

   Proposed regulations implementing the Stark Law, as amended, have not been implemented. Triad cannot predict the final form that such regulations will take or the effect that the Stark Law or the regulations promulgated thereunder will have on Triad.

   Triad provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. Although HHS has recently issued a safe harbor for certain physician recruitment, such safe harbor may not apply to certain physician recruitment undertaken by Triad. Additionally, physicians who are in a position to generate referrals hold investment interests in several of Triad's hospitals and surgery centers. The ownership structure of some of these facilities may not be protected by a safe harbor. Triad also enters into certain independent contractor agreements, employment agreements, leases and other agreements with physicians. Although Triad believes that its arrangements with physicians comply with current law, since some of these arrangements do not meet the requirements for safe harbor protection there can be no assurance that regulatory authorities who enforce such laws will not determine that such activities or other physician arrangements violate the Anti-Kickback Statute or other applicable laws. Such a determination could subject Triad to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on the business, financial condition or results of operations of Triad.

   Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by Triad's hospitals. There is increasing scrutiny by law enforcement authorities, HHS, OIG, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources.

   The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement, billing for services not "medically necessary" and cost report fraud. Like the Anti-Kickback Statute, this statute is very broad. Careful and accurate coding and documentation of claims for reimbursement, including cost reports, must be performed to avoid liability under the false claims statutes.

   Many of the states in which Triad operates also have adopted, or are considering adopting, laws that prohibit payments to physicians in exchange for referrals similar to the Anti-Kickback Statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws.

   Corporate Practice of Medicine. Some of the states in which Triad operates have laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of a physician's license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although Triad exercises care to structure its arrangements with health care providers to comply with the relevant state law, and believes such arrangements comply with applicable laws in all material respects, there can be no assurance that governmental officials charged with responsibility for enforcing these laws will not assert that Triad, or certain transactions in which it is involved, is in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the interpretations of Triad.

   Health Care Reform. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients' bills of rights and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

   Conversion Legislation. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with not-for-profit organizations in certain states in the future.

   Revenue Ruling 98-15. During March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. Triad has not determined the impact of the tax ruling on its existing joint ventures, or the development of future ventures, and is consulting with its joint venture partners and tax advisers to develop an appropriate course of action. The tax ruling could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements"--agreements that require the purchase of the partner's interest in the joint venture--by certain existing joint venture partners.

   Environmental Matters. Triad is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Triad does not expect that it will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

   Insurance. As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. Triad also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the distribution are insured through a wholly-owned insurance subsidiary of Columbia/HCA and excess loss policies maintained by Columbia/HCA. Columbia/HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies, and workers compensation claims arising prior to the distribution. Subsequent to the distribution, Triad obtained first dollar insurance coverage on a claims incurred basis from Columbia/HCA's wholly owned insurance subsidiary.

   Because substantially all liability for general and professional liability claims incurred was insured through a wholly-owned insurance subsidiary of Columbia/HCA, no reserve for general and professional liability risks is recorded on the balance sheets of Triad. As of January 1, 2000, Triad changed its general and professional liability insurance coverage to a self insured plan, with excess loss policies. Any losses incurred in excess of amounts maintained under such insurance will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See "Note 2 - ACCOUNTING POLICIES - General and Professional Liability Risks" in the consolidated financial statements for a more detailed discussion of such arrangements.

   Governmental Investigation of Columbia/HCA and Related Litigation. In March 1997, various facilities of Columbia/HCA's El Paso, Texas operations were searched by federal authorities pursuant to search warrants, and government agents removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized.

   In July 1997, various Columbia/HCA affiliated facilities and offices were searched pursuant to search warrants. During July, September and November 1997, Columbia/HCA also was served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, Columbia/HCA received a subpoena which requested records and documents relating to physician relationships.

   The United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of Columbia/HCA in July 1997. The indictment relates to the alleged false characterization of interest payments on certain debt resulting in Medicare and CHAMPUS overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by Columbia/HCA in 1992. Columbia/HCA has been served with subpoenas for various records and documents. In July 1998, a fourth employee of a subsidiary of Columbia/HCA was indicted by a superseding indictment. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and CHAMPUS cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee agreed to a settlement of charges in September 1999 and the two employees who were found guilty have appealed their convictions.

   Several hospital facilities affiliated with Columbia/HCA in various states have received individual federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs.

   Triad understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA has been advised, through written notice and other means, that it is a target in these investigations. Given the scope of the ongoing investigations, Triad understands that Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future.

   Triad further understands that Columbia/HCA also is the subject of a formal order of investigation by the Commission. Triad understands that Columbia/HCA has been advised that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

   Columbia/HCA is a defendant in several qui tam actions, or actions under state statutes which are brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims involving false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in several of these qui tam actions. Triad understands that Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

   Since April 8, 1997, numerous federal securities class action and derivative lawsuits have been brought against Columbia/HCA and a number of its current and former directors, officers and employees. On October 10, 1997, all of the securities class action claims were consolidated into a single-captioned case which seeks the certification of a class of persons or entities who acquired Columbia/HCA's common stock from April 9, 1994 to September 9, 1997. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating Columbia/HCA's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks compensatory damages, costs and expenses. On October 10, 1997, all of the derivative law claims were consolidated into a single-captioned case. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to Columbia/HCA by authorizing, permitting or failing to prevent Columbia/HCA from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by engaging in insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by Columbia/HCA, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders prohibiting Columbia/HCA from paying individual defendants employment benefits, terminating all improper business relationships with individual defendants, and requiring Columbia/HCA to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of material violations of law.

   Several derivative actions have been filed in state court by certain purported stockholders of Columbia/HCA against certain of Columbia/HCA's current and former officers and directors alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices which exposed Columbia/HCA to significant damages.

   A suit filed on November 7, 1997 against Columbia/HCA and certain members of the retirement committee alleges violations of the Employee Retirement Income Security Act of 1974. The suit alleges Columbia/HCA breached its fiduciary duty to participants in Columbia/HCA's stock bonus plan, fraudulently concealed information from the public and fraudulently inflated Columbia/HCA's stock price through billing fraud, over charges, inaccurate medical cost reports and illegal kickbacks for physician referrals.

   Columbia/HCA also is a defendant in a number of federal and state court actions filed by patients and/or payers, alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the lawsuits have been conditionally certified as class actions and others are purported class actions.

   It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam, stockholder derivative and class action lawsuits, or whether any additional investigations or litigation will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, then Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam, stockholder derivative and class action lawsuits may be substantial and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such lawsuits. Any such sanctions or losses could have a material adverse effect on Columbia/HCA's financial position and results of operations.

   Pursuant to the distribution agreement entered into by and among Columbia/HCA, Triad and LifePoint in connection with the distribution, Columbia/HCA has agreed to indemnify Triad and LifePoint in respect of any losses which they may incur as a result of the proceedings described above. Columbia/HCA has also agreed to indemnify Triad and LifePoint in respect of any losses which they may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the distribution date and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by Triad or LifePoint is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to Triad or LifePoint, as the case may be, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Each of Triad and LifePoint has agreed that, in connection with the government investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. Additionally, Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the distribution date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the distribution date.

   Item 2.  Properties

   The following table lists the hospitals owned, except as other wise indicated, by Triad as of December 31, 1999. Triad currently intends to sell the general, acute care hospitals listed below as held for sale.

Facility Name                                                           City               State        Licensed Beds
-------------                                                           ----               -----        -------------
Crestwood Medical Center  .........................................     Huntsville            AL              120
Medical Center of South Arkansas(1)  ..............................     El Dorado             AR              357
Medical Park Hospital  ............................................     Hope                  AR               91
Paradise Valley Hospital  .........................................     Phoenix               AZ              159
El Dorado Hospital  ...............................................     Tucson                AZ              166
Northwest Hospital  ...............................................     Tucson                AZ              144
San Leandro Hospital  .............................................     San Leandro           CA              122
Mission Bay Memorial Hospital  ....................................     San Diego             CA              128
Overland Park Regional Medical Center(2)  .........................     Overland Park         KS               --
Women & Children's Hospital  ......................................     Lake Charles          LA               80
Independence Regional Health Center(2)  ...........................     Independence          MO               --
Medical Center of Carlsbad  .......................................     Carlsbad              NM              131
Lea Regional Hospital  ............................................     Hobbs                 NM              250
Claremore Regional Hospital  ......................................     Claremore             OK               89
SouthCrest Hospital(1)  ...........................................     Tulsa                 OK              119
Willamette Valley Medical Center  .................................     McMinnville           OR               80
Alice Regional Hospital  ..........................................     Alice                 TX              131
Brownwood Regional Medical Center  ................................     Brownwood             TX              218
College Station Medical Center  ...................................     College Station       TX              119
Navarro Regional Hospital  ........................................     Corsicana             TX              168
Longview Regional Hospital  .......................................     Longview              TX              164
Woodland Heights Medical Center  ..................................     Lufkin                TX              137
Medical Center of Pampa  ..........................................     Pampa                 TX              107
San Angelo Community Medical Center  ..............................     San Angelo            TX              165
Medical Center at Terrell(3)  .....................................     Terrell               TX              130
DeTar Hospital  ...................................................     Victoria              TX              211
Victoria Regional Medical Center  .................................     Victoria              TX              156
Gulf Coast Medical Center  ........................................     Wharton               TX              161
Held for Sale:
Douglas Medical Center (4)  .......................................     Roseburg              OR              118
Community Medical Center of Sherman  ..............................     Sherman               TX              160

(1) Triad holds a fifty percent equity interest in a non-consolidated joint venture which owns and operates this facility.
(2) Triad continues to own the assets related to these hospitals, but has transferred the exclusive rights to use and control the hospitals' operations to a separate, independent entity pursuant to a long-term lease agreement effective as of January 1, 1999.
(3) Triad currently leases this hospital pursuant to a long-term lease which provide that it has the exclusive right to use and control the hospital operations.
(4) Triad ceased operations of this facility on February 11, 2000.

   In addition to the hospitals listed in the table above, as of December 31, 1999, Triad operated 14 ambulatory surgery centers, including three surgery centers that are operated by an unaffiliated third party pursuant to a long-term lease. Medical office buildings also are operated in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at Triad's hospitals.

   Triad's headquarters are located in approximately 45,000 square feet of space in one office building in Dallas, Texas. Triad sub-leases this space from Columbia/HCA. See "NOTE 13-AGREEMENTS WITH COLUMBIA/HCA" in the consolidated financial statements for a more detailed description of such arrangement.

   Triad's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad's present needs.

Item 3.  Legal Proceedings

   Triad is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physician's staff privileges. In certain of these actions, claimants have asked for punitive or other damages against Triad that may not be covered by insurance. Triad is currently not a party to any such proceeding which, in management's opinion, would have a material adverse effect on Triad's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    Part II.

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

   Triad's common stock commenced trading on the Nasdaq Stock Market National Market, on May 11, 1999 (symbol "TRIH"). The table below set forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on by Nasdaq for Triad's common stock since commencement of trading.

1999                                                                                         High                Low
                                                                                           --------           -------
Second Quarter................................................................              $ 13.50            $9.375
Third Quarter.................................................................                13.00              9.75
Fourth Quarter................................................................               15.125             9.375

   At the close of business on February 29, 2000, there were approximately 13,000 holders of record of Triad's common stock.

   Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain bank indebtedness covenants. See
Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.  Selected Financial Data

   The following consolidated selected financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from Triad's audited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Triad's consolidated financial statements and related notes to the consolidated financial statements, which are included herein.

                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
                                                             1999        1998        1997        1996        1995
                                                           ---------  ----------  ----------  ----------  ----------
                                                               (Dollars in millions, except per share amounts)
Summary of Operations:
Revenues.................................................  $1,329.1    $1,588.7    $1,609.3    $1,600.5    $1,558.9
Income (loss) from continuing operations.................     (95.6)      (85.5)      (19.0)       68.3        84.9
Net income (loss) (a)....................................     (95.6)      (87.1)      (19.8)       74.7        87.2
Basic earnings (loss) per share:
  Income (loss) from continuing operations...............  $  (3.12)   $  (2.80)   $  (0.62)   $   2.23    $   2.77
  Net income (loss)......................................     (3.12)      (2.85)      (0.65)       2.44        2.85
  Shares used in computing basic earnings
  (loss) per share (in millions).........................      30.6        30.6        30.6        30.6        30.6
Diluted earnings (loss) per share:
  Income (loss) from continuing operations...............     (3.12)   $  (2.80)   $  (0.62)   $   2.21    $   2.74
  Net income (loss)......................................     (3.12)      (2.85)      (0.65)       2.42        2.81
  Shares used in computing diluted earnings (loss)
  per share (in millions)................................      30.6        30.6        30.6        30.9        31.0

Financial Position:
Assets...................................................  $1,341.1    $1,371.3    $1,410.5    $1,426.3    $1,351.8
Long-term debt, including amounts due within one year....     555.4        14.3        15.4        17.1        29.0
Intercompany balances payable to Columbia/HCA............        --       613.7       525.0       521.7       392.6
Working capital..........................................     187.6       184.9       150.3       156.5       156.3
Capital expenditures.....................................     132.7       114.9       120.1        94.4       115.0

Operating Data:
EBITDA(b)................................................  $  124.5    $  149.0    $  187.8    $  294.5    $  285.2
Number of hospitals at end of period(c)..................        30          39          39          39          39
Number of licensed beds at end of period(d)..............     3,722       5,902       5,859       5,872       5,926
Weighted average licensed beds (e).......................     4,745       5,905       5,860       5,882       5,900
Number of available beds at end of period(f).............     3,280       5,199       5,230       5,052       5,344
Admissions(g)............................................   145,889     170,159     172,926     171,265     170,392

Adjusted admissions(h)...................................   241,547     276,771     275,125     266,660     257,292
Average length of stay (days)(i).........................       4.5         4.9         4.9         5.0         5.2
Average daily census(j)..................................     1,818       2,263       2,326       2,338       2,405
Occupancy rate (k).......................................        55%         44%         44%         46%         45%
Selected Ratios:
Ratio of earnings to fixed charges (l)...................        --          --          --        3.0x        4.0x

(a) Includes charges related to impairment of long-lived assets of $69.2 million ($55.8 million after tax benefit), $55.1 million ($32.9 million after tax benefit) and $13.7 million ($8.2 million after tax benefit) for the years ended December 31, 1999, 1998 and 1997, respectively.
(b) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c) Number of hospitals includes two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes for 1999. This table does not include any operating statistics for these facilities.
(d) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(e) Represents the average number of licensed beds, weighted based on periods owned.
(f)  Available beds are those beds a facility actually has in use.
(g) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(h) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days admitted patients stay in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in Triad's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.
(l) Triad's earnings were insufficient to cover fixed charges for the years ended December 31, 1999, 1998 and 1997 by $112.4 million, $115.6 million and $15.1 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Triad owns and operates the health care service business which comprised the Pacific Group of Columbia/HCA until the distribution by Columbia/HCA to its shareholders of all of the shares of outstanding common stock of Triad. The distribution, which occurred on May 11, 1999, marked the beginning of Triad's operations as an independent, publicly-traded company. As such, the historical financial statements of Triad may not be indicative of Triad's future performance, nor do they necessarily reflect what the financial position and results of operations of Triad would have been if it had operated as a separate, stand-alone entity during the entire periods presented.

   As of January 1, 1999 Triad owned or operated 39 hospitals, including one facility Triad is leasing from others and an investment in one hospital that is accounted for using the equity method, 19 free-standing ambulatory surgery centers, including two investments in ambulatory surgery centers that are accounted for using the equity method, and related health care entities located in eleven southwestern, western, and southcentral states. Management of Triad has focused on streamlining its portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result, management determined that eleven of the facilities- 10 general, acute care hospitals and one psychiatric hospital - which were part of the Pacific Group division of Columbia/HCA as of January 1, 1999, did not meet Triad's strategic plan and decided to divest these facilities. During the year ended December 31, 1999, Triad sold eight of these general, acute care hospitals, the psychiatric hospital, and two ambulatory surgery centers, including two sales prior to the distribution where the proceeds of which were retained by Columbia/HCA. In addition, Triad sold one general acute care hospital which was not included in the eleven facilities referred previously. Triad also completed a swap of one of its hospitals in Laredo, Texas for a hospital located in Victoria, Texas on June 1, 1999. On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to Triad of rental amounts approximating $16.0 million per year. Also, in May 1999, Triad opened one hospital, which is accounted for using the equity method.

   During the fourth quarter of 1999, management reassessed its remaining portfolio and determined that two general, acute care hospitals originally included in the hospitals to be divested would remain in its portfolio. In addition, management decided to divest two additional general, acute care hospitals that no longer meet Triad's strategic plan. One of these hospitals, located in Roseburg, Oregon, was closed on February 11, 2000.

Forward-Looking Statements

   This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to,

 . the highly competitive nature of the health care business, . the efforts of insurers, health care providers and others to contain health care costs,
 . possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers, . changes in federal, state or local regulation affecting the health care industry,
 . the possible enactment of federal or state health care reform, . the ability to attract and retain qualified management and personnel, including physicians,
 . the departure of key executive officers from Triad, . claims and legal actions relating to professional liabilities and other matters,
 . fluctuations in the market value of Triad common stock,

 . changes in accounting practices,
 . changes in general economic conditions, . future divestitures which may result in additional charges, . the ability to enter into managed care provider arrangements on acceptable terms,
 . the availability and terms of capital to fund the expansion of Triad, . changes in business strategy on development plans, . timeliness of reimbursement payments received under government programs, and . other risk factors described herein.

   As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of Triad. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations

Revenue/Volume Trends

   During the years ended December 31, 1999 and 1998, Triad experienced declines in revenue and volumes. Management believes three primary factors have contributed to the declines in revenue during the years ended December 31, 1999 and 1998:

 . the impact of reductions in Medicare payments mandated by the Balanced Budget
  Act;
 . the continuing trend toward the conversion of more services to an outpatient basis; and
 . the impact of the government investigations.

   In addition, during the year ended December 31, 1999, three additional factors contributed to the decline in revenue:

 . the announced divestitures of hospitals in certain markets;
 . the disposition of ten acute care hospitals and two surgery centers; and . the transfer pursuant to a long-term lease to an unaffiliated third party of two acute care hospitals and three ambulatory surgery centers.

   In the healthcare industry, operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

   Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act, Triad's reimbursement from the Medicare and Medicaid programs was reduced in 1999 and 1998 and will be further reduced as some reductions in reimbursement levels are phased in over the next two years, although certain of the reductions will be reduced by the Refinement Act. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts, where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being significantly reduced. Net patient revenues related to Medicare and Medicaid patients were 38.8% and 41.8% of total net patient revenues for the years ended December 31, 1999 and 1998, respectively. Net patient revenues related to managed care plan patients were 32.7% and 27.0% of total net patient revenues for the years ended December 31, 1999 and 1998, respectively. Net patient revenues from capitation arrangements, or prepaid health service agreements, are less than 1% of net patient revenues in each period presented. See Item I "Business - Reimbursement."

   As discussed previously, management of Triad has focused on streamlining its portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. During the year ended December 31, 1999, Triad and Columbia/HCA sold ten hospitals, which had net revenues of $189.7 million and $330.3 million and losses before impairment charges, gain on sale of assets, and income tax benefit of $50.0 million and $45.6 million for the years ended December 31, 1999 and 1998, respectively. Of the two remaining facilities, one was closed on February 11, 2000 and the sale of the remaining facility is expected to be completed by December 31, 2000. Net revenues for these two facilities were $49.9 million and $50.0 million and losses before impairment charges, gain on sale, and income tax benefit of $7.8 million and $13.0 million for the years ended December 31, 1999 and 1998, respectively.

   On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to Triad of rental amounts approximating $16.0 million per year. For the years ended December 31, 1999 and 1998, these leased facilities contributed revenues, exclusive of the $16.7 million lease payments, of $(4.0) million and $216.6 million and income (loss) before impairment charges and income tax benefit of $(12.0) million and $5.3 million, respectively. These leased hospitals, along with the facilities divested, accounted for a majority of the decrease in revenue and volume for Triad.

   Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Net outpatient revenues grew to 49.4% for the year ended December 31, 1999 from 49.1% for the comparable period in 1998.

   Management believes that the impact of the ongoing governmental investigations of certain Columbia/HCA business practices and the related media coverage may have created uncertainties with physicians, patients and payers in certain markets. Such governmental investigation is described under Item I "Business - Governmental Regulation and Other Factors - Governmental Investigation of Columbia/HCA and Related Litigation."

   Management also believes that Columbia/HCA's restructuring of operations, including the distribution of Triad and LifePoint and the announced divestitures of several facilities, have created similar uncertainties with physicians, patients and payers. In addition, management believes that Triad's revenues and volume growth have been affected by the focus of management and resources on Triad's planned divestiture program during 1998. Management also believes that the financial results of Triad were impacted by Columbia/HCA's strategy, which has been developed on a system-wide basis and has generally focused on larger facilities and markets.

   Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through operational efficiencies, and the trend toward declining reimbursements and payments continues, results of operations and cash flows will deteriorate.

   Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being made by the local management teams and local physicians.

   In connection with the distribution, Columbia/HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the distribution, and Triad agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the date of the distribution. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from Columbia/HCA relating to the indemnification of $28.0 million as of December 31, 1999.

Operating Results Summary

   Following are comparative summaries of results from continuing operations for the years ended December 31, 1999, 1998 and 1997. Dollars are in millions, except per share amounts and ratios.

                                                                                    Years Ended December 31,
                                                          ----------------------------------------------------------------------
                                                                    1999                  1998                      1997
                                                              ----------------      ----------------          ------------------
                                                            Amount    Percentage  Amount     Percentage     Amount   Percentage
                                                          ----------  ---------- ---------   -----------    ------   -----------
Revenues................................................  $  1,329.1    100.0   $  1,588.7        100.0   $  1,609.3       100.0

Salaries and benefits...................................       570.9     42.9        700.5         44.1        666.8        41.4
Supplies................................................       200.1     15.0        241.6         15.2        232.8        14.5
Other operating expenses................................       301.5     22.7        362.6         22.8        385.9        24.0
Provision for doubtful accounts.........................       129.0      9.7        138.4          8.7        138.5         8.6
Depreciation and amortization...........................        98.5      7.4        109.6          6.9        102.9         6.4
Interest expense allocated from Columbia/HCA............        22.5      1.7         66.2          4.2         58.4         3.6
Interest expense, net...................................        42.7      3.2          2.7          0.1          2.1         0.1
ESOP expense............................................         3.7      0.3           --           --           --          --
Management fees allocated from Columbia/HCA.............         8.9      0.7         29.3          1.9         25.4         1.6
Gain on sale of assets..................................        (8.6)    (0.6)          --           --           --          --
Impairment of long-lived assets.........................        69.2      5.2         55.1          3.5         13.7         0.9
                                                          ----------    -----   ----------        -----   ----------       -----
                                                             1,438.4    108.2      1,706.0        107.4      1,626.5       101.1
                                                          ----------    -----   ----------        -----   ----------       -----
Loss from continuing operations before minority
  interests, equity in earnings and income tax benefit..      (109.3)    (8.2)      (117.3)        (7.4)       (17.2)       (1.1)
Minority interests in earnings of consolidated entities.        (8.7)    (0.7)       (11.0)        (0.7)       (11.5)       (0.7)
Equity in earnings (loss) of non-consolidating entities.        (3.1)    (0.2)         3.4          0.2          2.5         0.2
                                                          ----------    -----   ----------        -----   ----------       -----
Loss from continuing operations before income tax             (121.1)    (9.1)      (124.9)        (7.9)       (26.2)       (1.6)
 benefit................................................
Income tax benefit......................................        25.5      1.9         39.4          2.5          7.2         0.4
                                                          ----------    -----   ----------        -----   ----------       -----
Loss from continuing operations.........................  $    (95.6)    (7.2)  $    (85.5)        (5.4)  $    (19.0)       (1.2)
                                                          ==========    =====   ==========        =====   ==========       =====

Loss per common share from continuing operations........  $    (3.12)           $    (2.80)               $    (0.62)

EBITDA (a)..............................................       124.5                 149.0                     187.8
Number of hospitals at end of period (b)
    Owned and managed...................................          26                    38                        38
    Joint ventures......................................           2                     1                         1
    Leased to others....................................           2                    --                        --
                                                          ----------            ----------                ----------
    Total...............................................          30                    39                        39
Licensed beds at end of period (c)......................       3,722                 5,902                     5,859
Available beds at end of period (d).....................       3,280                 5,199                     5,230
Admissions (e)
    Owned and managed...................................     145,889               170,159                   172,926
    Joint ventures......................................       7,774                 5,937                     5,985
                                                          ----------            ----------                ----------
    Total...............................................     153,663               176,096                   178,911
Adjusted admissions (f).................................     241,547               277,717                   275,125
Patient days (g)........................................     663,675               826,095                   848,921
Adjusted patient days (h)...............................   1,098,841             1,348,271                 1,358,274
Outpatient visits.......................................     971,529             1,199,967                 1,268,122
Emergency room visits...................................     490,721               559,448                   575,530
Average length of stay (i)..............................         4.5                   4.9                       4.9
Average daily census (j)................................       1,818                 2,263                     2,326
Occupancy rate (k)......................................        55.4%                 43.5%                     44.4%
Net patient revenue per adjusted patient day............       1,172                 1,149                     1,161
Gross inpatient revenue.................................     1,775.2               2,060.2                   2,058.0
Gross outpatient revenue................................     1,164.0               1,302.2                   1,243.2
Gross outpatient revenue percentage.....................        39.6%                 38.7%                     37.7%
Net inpatient revenue...................................       651.8                 788.9                     841.8
Net outpatient revenue..................................       636.3                 760.6                     734.6
Net outpatient revenue percentage.......................        49.4%                 49.1%                     46.6%
Net inpatient revenue per patient days..................       982.1                 955.0                     991.6
Net outpatient revenue per total outpatient visits......       435.2                 432.3                     398.4
Operating expenses per adjusted patient days (l)........     1,093.4               1,070.3                   1,048.4
Total salaries and benefits per FTE.....................    50,281.8               40,736.0                 51,511.7

(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities and income tax benefit. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability.

     EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in Triad's hospitals.
(h) Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "adjusts" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in Triad's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(l) Operating expenses are defined as salaries and benefits, supplies, provision for doubtful accounts and other operating expenses.

Years Ended December 31, 1999 and 1998

   Losses from continuing operations before income tax benefit decreased to $121.1 million in the year ended December 31, 1999 from $124.9 million in the year ended December 31, 1998. The decrease in pretax loss was primarily attributable to gain on sales of ten hospitals in the year ended December 31, 1999 of $8.6 million. Additional factors contributing to the decrease in pretax loss were $16.7 million of lease income from the leased facilities, a $10.8 million reduction in interest expense and corporate overhead compared to the allocation of interest expense and management fees from Columbia/HCA and $30.9 million improvement in the operations of facilities that will remain after the planned divestiture. These were partially offset by an increase in impairment charges of $69.2 million recorded in the year ended December 31, 1999 compared to $55.1 million in the year ended December 31, 1998 due to the management reassessment of the facilities that would not be part of Triad's core markets. Additional offsetting factors included a reduction in the operations of $26.7 million relating to the leased facilities in the Kansas City, Missouri area, a $26.4 million reduction in the operations of the facilities which were sold during 1999, $3.0 million of favorable cost report settlements in 1998 and $6.5 million reduction in equity in earnings of non-consolidating entities due to the start up of operations of a hospital that opened in May 1999.

   Revenues decreased 16.3% to $1,329.1 million in the year ended December 31, 1999 compared to $1,588.7 million in the year ended December 31, 1998. Inpatient admissions decreased 13.0% and adjusted admissions, adjusted to reflect combined inpatient and outpatient volume, decreased 13.0% in the year ended December 31, 1999 compared to the year ended December 31, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999 and the facilities that were sold during 1999. The leased facilities had revenues of $216.6 million, admissions of 18,134 and adjusted admissions of 30,562 during year ended December 31, 1998. The ten hospitals sold had net revenues of $189.7 million and $330.3 million, admissions of 22,821 and 38,280 and adjusted admissions of 33,277 and 55,381 during the years ended December 31, 1999 and 1998, respectively. Additionally, $3.0 million of favorable cost report settlements were received in 1998. These were partially offset by $16.7 million of lease income from the leased facilities in the year ended December 31, 1999 and increases in net revenues of $85.7 million, admissions of 7,691 and adjusted admissions of 13,443 in the facilities that will remain after the divestitures. Revenues have been decreasing over the past several years due to several additional factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997; such rates lowered revenues by approximately $12.0 million and $17.0 million during the years ended December 31, 1999 and 1998, respectively, and continued increases in discounts from the growing number of managed care payers; managed care as a percent of net revenues increased to 32.7% compared to 27.0% during the year ended December 31, 1999 and 1998, respectively.

   Salaries and benefits, as a percentage of revenues, decreased to 42.9% in the year ended December 31, 1999 from 44.1% in the year ended December 31, 1998. Salaries and benefits per adjusted admissions decreased 6.6% during 1999 compared to 1998. The decrease was primarily attributable to the leased facilities, which had a higher percentage of salaries and benefits to net revenue.

   Supply costs decreased as a percentage of revenues to 15.0% in the year ended December 31, 1999 from 15.2% in the year ended December 31, 1998. Supply costs per adjusted admissions decreased 4.8% during 1999 compared to 1998. This was primarily due to the leased facilities having a higher percentage of supply costs to net revenue. This decrease was partially offset by the purchases of higher cost items due to higher acute care patients and increases in prices.

   Other operating expenses, primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes, as a percentage of revenues, decreased to 22.7% in the year ended December 31, 1999 from 22.8% in the year ended December 31, 1998 due primarily to a reduction in the use of outside contract vendors. This was partially offset by collection fees relating to collection efforts on the remaining accounts receivable of the leased facilities in 1999.

   Provision for doubtful accounts, as a percentage of revenues, increased to 9.7% in the year ended December 31, 1999 from 8.7% in the year ended December 31, 1998 due primarily to additional reserves necessary on the accounts receivables retained at the sold facilities because Triad would not have a presence in the local markets to facilitate collections. Additionally, a $2.0 million adjustment was made at one facility in the first quarter of 1999 to reflect deterioration in accounts receivable and the uncertain status of the sold facilities while the sales process was ongoing contributed to the increase.

   Depreciation and amortization increased as a percentage of revenues to 7.4% in the year ended December 31, 1999 from 6.9% in the year ended December 31, 1998, primarily due to increased capital expenditures during 1999 and to the decrease in net revenues.

   Interest expense allocated from Columbia/HCA which was represented by interest incurred on the net intercompany balance with Columbia/HCA, decreased to $22.5 million in the year ended December 31, 1999 compared to $66.2 million in the year ended December 31, 1998 due to the distribution which eliminated the intercompany balances.

   Interest expense, which is net of $2.5 million of interest income in 1999, increased to $42.7 million in the year ended December 31, 1999 from $2.7 million in the year ended December 31, 1998 due to the assumption of debt from Columbia/HCA in the distribution.

   Management fees allocated from Columbia/HCA decreased to $8.9 million from $29.3 million during the year ended December 31, 1999 compared to the year ended December 31, 1998, due to the distribution from Columbia/HCA.

   Impairments on long-lived assets were $69.2 million during the year ended December 31, 1999 compared to $55.1 million during the year ended December 31, 1998 due to management's reassessment of certain facilities that would not be part of the core markets that Triad would go forward with after the distribution. Management determined that the potential sales prices of these facilities would not cover the book value of the facilities and a write down would be necessary.

   Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, were 0.7% as a percentage of net revenues in both the years ended December 31, 1999 and 1998.

   Gain on sale of assets were $8.6 million during the year ended December 31, 1999 from the sale of ten facilities during 1999.

Years Ended December 31, 1998 and 1997

   The loss from continuing operations before income tax benefit increased to $124.9 million in the year ended December 31, 1998 from $26.2 million in the year ended December 31, 1997. The increase in pretax loss was due to several factors. Among these were impairment charges of $55.1 million in 1998 compared to $13.7 million in 1997 due to management's reassessment of facilities that would not be part of Triad's core markets. Also, the increase pretax loss was attributable to increased losses of $6.0 million on the facilities that management had determined did not meet Triad's strategic plan. Another factor that contributed to the increase was the inability to adjust expenses in line with decreases in volumes. The level of management's attention being devoted to governmental investigations, reactions by certain physicians and patients to the related negative media coverage and management changes at several levels and locations throughout Triad contributed to Triad's inability to implement changes to reduce operating expenses in response to the volume and revenue growth rate declines.

   Revenues decreased by 1.3% to $1,588.7 million in the year ended December 31, 1998 compared to $1,609.3 million in the year ended December 31, 1997. Inpatient admissions decreased 1.9% during 1998 and adjusted admissions, adjusted to reflect combined inpatient and outpatient volume increased 0.6%.

   The decline in revenue was due to several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997, which lowered reimbursement rates impacting 1998 revenues by approximately $17.0 million, continued increases in discounts from the growing number of managed care payers; managed care as a percentage of net patient revenues increased to 27.0% in the year ended December 31, 1998 compared to 26.0% during the year ended December 31, 1997, and the announced divestitures of hospitals in certain markets.

   Salaries and benefits, as a percentage of revenues, increased to 44.1% in the year ended December 31, 1998 from 41.4% in the year ended December 31, 1997. The increase was due to a 4.4% increase in salaries and benefits per adjusted admission and Triad's inability to adjust staffing levels to mitigate the declining revenue per adjusted admission. Man-hours per adjusted admission increased 1.1% in 1998 compared to 1997.

   Supply costs increased as a percentage of revenues to 15.2% in the year ended December 31, 1998 from 14.5% in the year ended December 31, 1997 due to the 1.9% decline in net revenue per adjusted admission, while the cost of supplies per adjusted admission increased 3.2%.

   Other operating expenses, which includes contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes, decreased as a percentage of revenues to 22.8% in the year ended December 31, 1998 from 24.0% in the year ended December 31, 1997. The decrease was due to small decreases in several of these expense categories as a percentage of revenues, including lower marketing costs being incurred due to the cancellation of a national branding campaign.

   Provision for doubtful accounts, as a percentage of revenues, increased to 8.7% in the year ended December 31, 1998 from 8.6% in the year ended December 31, 1997. The increase was due to internal factors such as information system conversions, including patient accounting systems, at certain facilities and external factors such as payer mix shifts to managed care plans, which resulted in increased amounts of patient co-payments and deductibles and increases in claim audits and remittance denials from certain payers. Management is not able to quantify the effects of each of these factors, but the shift in payer mix is expected to continue and the provisions for doubtful accounts is likely to remain at higher levels than in past years.

   Depreciation and amortization increased as a percentage of revenues to 6.9% for the year ended December 31, 1998 from 6.3% for the year ended December 31, 1997. The increase was primarily due to the 1.3% decline in revenues on a same-facility basis and increased capital expenditures related to ancillary services such as outpatient services and information systems.

   Interest expense, which is primarily represented by interest incurred on the net intercompany balance with Columbia/HCA, increased to $68.9 million in the year ended December 31, 1998 compared to $60.5 million in the year ended December 31, 1997, primarily as a result of an increase in the average balance of the advances from Columbia/HCA during 1998 compared to the same period in 1997. This was due, in part, to a $76.4 million decline in cash flows from operations.

   During the year ended December 31, 1998, Triad, as part of its strategic business plan, decided to divest certain of its facilities. The divestitures were expected to be completed in 1999 through sales, leases, joint ventures or closures. The carrying value for these facilities expected to be sold was reduced to fair value, based upon estimated selling values, resulting in a pre-tax impairment charge of $55.1 million.

   Management fees allocated by Columbia/HCA were $29.3 million in the year ended December 31, 1998 and $25.4 million in the year ended December 31, 1997. These amounts represent allocations, using revenues as the allocation basis, of the corporate general and administrative expenses of Columbia/HCA. Management estimates that if they managed comparable general and administrative functions for Triad as a separate, independent entity, the costs incurred would be approximately $22.4 million, based upon their 1999 projections.

   Minority interests were 0.7% as a percentage of revenues in both years ended December 31, 1998 and 1997.

   Triad incurred a $1.6 million net loss from operations of its discontinued home health businesses in the year ended December 31, 1998 compared to net income of $4.9 million during the year ended December 31, 1997. The loss is primarily due to revenue reductions related to Medicare rates of reimbursement for home health visits under the Balanced Budget Act and a decline in home health visits.

Core Operating (Pro Forma) Results Summary

   The following is a summary of core operating (pro forma) results from continuing operations for the years ended December 31, 1999, 1998 and 1997 (dollars are in millions, except per share amounts and ratios). The core operating (pro forma) results from continuing operations reflect the following adjustments at the beginning of each period:

   (1)  To reflect the following completed divestiture and planned divestitures:

        (a) elimination of the year ended December 31, 1999, 1998 and 1997 results of operations of nine acute care hospitals and one psychiatric hospital which were sold during the year ended December 31, 1999, the proceeds of two sales were retained by Columbia/HCA;

        (b) elimination of the year ended December 31, 1999, 1998 and 1997 results of operations of one acute care hospital which was closed on February 11, 2000;

        (c) elimination of the year ended December 31, 1999, 1998 and 1997 results of operations of one acute care hospital for which Triad's management believes disposition over the next twelve months is probable;

        (d) elimination of the year ended December 31, 1999, 1998 and 1997 results of operations of one acute care hospital which was swapped for another facility on June 1, 1999; and

        (e) inclusion of the first five months of 1999 and the years ended December 31, 1998 and 1997 results of operations of one acute care hospital which was received in a swap of another facility on June 1, 1999.

   (2) To reflect the long term lease payment of $16.0 million per year and elimination of operations in the year ended December 31, 1999, 1998 and 1997 of two acute care hospitals and three ambulatory surgery centers in the Kansas City, Missouri area in January 1999 as though such lease had commenced at the beginning of each period.

   (3) To adjust to the estimated, incremental general and administrative costs of an annual amount of $22.4 million for the periods prior to the distribution in 1999 and the years ended December 31, 1998 and 1997, in addition to $5.6 million in the periods prior to the distribution in 1999 and $7.6 and $11.7 million in the years ended December 31, 1998 and 1997 in costs already included in the consolidated statement of operations, that would have been incurred if Triad had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.

   (4) To adjust historical retirement plan expenses recorded as a component of salaries and wages and record the estimated annual Triad Hospitals, Inc. Retirement Savings Plan (the "ESOP") expense. Triad's ESOP was established on June 10, 1999 and the ESOP purchased 3.0 million newly issued shares of Triad's common stock. The ESOP shares will be released from a suspense account and allocated to Triad's participating employees over a 10-year period. The non-cash ESOP expense will be recognized as the shares are committed to be released and allocated to the participants and will be based upon the fair value of the shares released.

   (5) To adjust interest expense to an annual amount of $69.6 million for the periods prior to the distribution in 1999 and the years ended December 31, 1998 and 1997. The interest expense adjustment is based on the elimination of all intercompany amounts payable to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $673.8 million at an assumed average interest rate of 9.83% and approximately $1.5 million in amortization of the estimated loan issuance costs.

   (6) To adjust provision for income taxes for the estimated impact of the pro forma adjustments.

   (7) Core (pro forma) income (loss) per share was computed using the weighted average shares outstanding for the year ended December 31, 1999.

   Core Operating (Pro Forma) Results Summary

                                                                                For the year ended December 31,
                                                         --------------------------------------------------------------------------
                                                                  1999                     1998                       1997
                                                         -----------------------   -----------------------    ---------------------
                                                           Amount    Percentage      Amount    Percentage       Amount   Percentage
                                                         ----------  -----------   ----------  -----------    ---------- ----------
Revenues...............................................  $  1,105.9        100.0   $  1,037.7        100.0    $  1,026.1      100.0

Salaries and benefits..................................       451.1         40.8        424.7         40.9         386.4       37.7
Supplies...............................................       164.9         14.9        150.3         14.5         138.9       13.5
Other operating expenses...............................       234.1         21.1        238.2         23.0         240.6       23.4
Provision for doubtful accounts........................        94.6          8.6         97.0          9.3          97.3        9.5
Depreciation and amortization..........................        79.7          7.2         79.7          7.7          76.1        7.4
Interest expense.......................................        67.6          6.1         69.6          6.7          69.6        6.8
ESOP expense...........................................         4.4          0.4          4.4          0.4           4.4        0.4
                                                         ----------        -----   ----------        -----    ----------      -----
                                                            1,096.4         99.1      1,063.9        102.5       1,013.3       98.7
                                                         ----------        -----   ----------        -----    ----------      -----
Income (loss) from continuing operations before
  minority interests, equity in earnings, and
  income taxes.........................................         9.5          0.9        (26.2)        (2.5)         12.8        1.3
Minority interests in earnings of consolidated
  entities.............................................        (8.3)        (0.8)        (9.9)        (0.9)        (10.1)      (1.0)
Equity in earnings (loss) of unconsolidated
  subsidiaries.........................................        (3.7)        (0.3)         3.4          0.3           2.9        0.3
                                                         ----------        -----   ----------        -----    ----------      -----
Income (loss) from continuing operations before
  income taxes.........................................        (2.5)        (0.2)       (32.7)        (3.1)          5.6        0.6
Income tax (provision) benefit.........................        (3.3)        (0.3)        10.1          1.0          (4.9)      (0.5)
                                                         ----------        -----   ----------        -----    ----------      -----
Income (loss) from continuing operations...............  $     (5.8)        (0.5)  $    (22.5)        (2.1)   $      0.7        0.1
                                                         ==========        =====   ==========        =====    ==========      =====

Income (loss) per common share from continuing
  operations...........................................  $    (0.19)               $    (0.74)                $     0.02

Core (pro forma) EBITDA (a)............................  $    157.5                $    130.9                 $    165.9
Number of hospitals at end of period (b)
  Owned and managed....................................          24                        24                         24
  Joint ventures.......................................           2                         1                          1
  Leased for others....................................           2                         2                          2
                                                         ----------                ----------                 ----------
  Total................................................          28                        27                         27
Licensed beds at end of period (c).....................       3,444                     3,484                      3,433
Available beds at end of period (d)....................       3,002                     3,013                      3,002
Admissions (e)
  Owned and managed....................................     119,201                   111,510                    109,487
  Joint ventures.......................................       7,774                     5,937                      5,985
                                                         ----------                ----------                 ----------
  Total................................................     126,975                   117,447                    115,472
Adjusted admissions (f)................................     202,733                   189,290                    180,573
Patient days (g).......................................     527,732                   518,205                    507,923
Adjusted patient days (h)..............................     897,547                   879,663                    837,701
Outpatient visits......................................     811,874                   758,419                    796,367
Emergency room visits..................................     399,515                   386,688                    403,310
Average length of stay (i).............................         4.4                       4.6                        4.6
Average daily census (j)...............................       1,446                     1,420                      1,392
Occupancy rate (k).....................................        48.2%                     47.1%                      46.4%
Net patient revenue per adjusted patient day...........       1,194                     1,146                      1,190
Gross inpatient revenue................................  $  1,394.0                $  1,229.0                 $  1,188.1
Gross outpatient revenue...............................  $    976.9                $    857.3                 $    771.4
Gross outpatient revenue percentage....................        41.2%                     41.1%                      39.4%
Net inpatient revenue..................................  $    522.1                $    471.0                 $    500.9
Net outpatient revenue.................................  $    549.9                $    537.2                 $    495.7
Net outpatient revenue percentage......................        51.3%                     53.3%                      49.7%
Net inpatient revenue per patient day..................       989.4                     909.0                      975.9
Net outpatient revenue per total outpatient visits.....       453.9                     469.1                      413.2
Operating expenses per adjusted patient day (1)........     1,052.5                   1,034.7                    1,030.4
Total salaries and benefits per FTE....................    41,813.1                  37,434.2                   35,085.3

(a) Core (pro forma) EBITDA is EBITDA, as defined previously, adjusted (1) as if the distribution and the divestitures of certain facilities that Triad has divested during 1999 and intends to divest during 2000 had occurred at the beginning of each period, (2) as if the long term lease of the Kansas City facilities in January 1999 had occurred at the beginning of each period, (3) the swap of facilities in June 1999 had occurred at the beginning of each period, (4) to exclude non-cash ESOP expense and (5) to include Triad's management's estimated corporate overhead costs of $22.4 million on an annual basis that are recorded in the Core Operating (pro forma) Results Summary to replace the management fees allocated by Columbia/HCA. Core (pro forma) EBITDA is commonly used as an analytical indicator of leverage capacity and debt service ability. Core (pro forma) EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from core (pro forma) EBITDA are significant components in understanding and assessing financial performance. Core (pro forma) EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because core (pro forma) EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, core (pro forma) EBITDA as presented may not be comparable to other similarity titled measures of the companies.
(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted to Triad's facilities or in the facility for a period in excess of 23 hours and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the total number of days each patient stays in Triad's hospitals.
(h) Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation "adjusts" outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i) Represents the average number of days an admitted patient stays in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(j) Represents the average number of patients in Triad's hospital beds each day.
(k) Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(l) Operating expenses are defined as salaries and benefits, supplies, provision for doubtful accounts and other operating expenses.

Core (Pro Forma) Comparisons of the Years Ended December 31, 1999 and 1998

   The following discussion compares the results of the year ended December 31, 1999 on a core (pro forma) basis to the results of the year ended December 31, 1998 on a core (pro forma) basis, in each case giving effect to the assumptions set forth above the summary table of core operating (pro forma) results from continuing operations for the year ended December 31, 1999 and December 31, 1998.

   On a core (pro forma) basis, losses from continuing operations before income taxes decreased to $2.5 million in the year ended December 31, 1999 from $32.7 million in the year ended December 31, 1998. The core (pro forma) decrease was primarily due to the improved operations of the facilities that will remain after the completed and planned divestitures. This was partially offset by $7.1 million reduction in equity in earnings of non-consolidating entities due to the start-up of operations at one hospital which opened in May 1999 and $2.8 million of favorable cost report settlements in the year ended December 31, 1998.

   On a core (pro forma) basis, revenues increased 6.6% to $1,105.9 million in the years ended December 31, 1999 compared to $1,037.7 million in the year ended December 31, 1998. Inpatient admissions increased 6.9% and adjusted admissions increased 7.1% in the year ended December 31, 1999 compared to the year ended December 31, 1998 on a core (pro forma) basis. The increase in revenues, on a core (pro forma) basis, was due primarily to increased focus by management on the markets that met Triad's strategic plan as Triad progressed toward and completed the distribution. That increased management attention decreased the uncertainty in the affected markets as to the eventual disposition of the facilities. The increase in revenues was partially offset by $2.8 million of favorable cost report settlements in the year ended December 31, 1998.

   On a core (pro forma) basis, salaries and benefits, as a percentage of net revenue, decreased to 40.8% in the year ended December 31, 1999 from 40.9% in the year ended December 31, 1998. Salaries and benefits decreased 0.8% per adjusted admission due to decreasing staffing levels to be more in line with volume. This decrease was partially offset by increasing costs per full time equivalents.

   On a core (pro forma) basis, supplies, as a percentage of net revenue, increased to 14.9% compared to 14.5% in the year ended December 31, 1999 and 1998, respectively. Supplies increased 2.4% per adjusted admission due to increase in the purchases of higher cost items due to higher acute care patients and increases in prices.

   On a core (pro forma) basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 8.6% in the year ended December 31, 1999 from 9.3% in the year ended December 31, 1998 due to increased focus by management on the core facilities that will remain with Triad after the completed and planned divestitures.

   On a core (pro forma) basis, other operating expenses, as a percentage of net revenue, decreased to 21.1% from 23.0% for the year ended December 31, 1999 and 1998, respectively. This was primarily due to Triad reducing the use of outside contract services.

   On a core (pro forma) basis, depreciation and amortization remained constant at $79.7 million in the years ended December 31, 1999 and 1998, respectively.

   On a core (pro forma) basis, interest expense has decreased to $67.6 million from $69.6 million in the years ended December 31, 1999 and 1998, respectively. This was due to the repayment of indebtedness assumed from Columbia/HCA earlier than originally planned.

   On a core (pro forma) basis, minority interests in earnings of consolidated entities remained relatively unchanged for the year ended December 31, 1999 compared to December 31, 1998.

Core (Pro Forma) Comparisons of the Year Ended December 31, 1998 and 1997

   The following discussion compares the results of the year ended December 31, 1998 on a core (pro forma) basis to the results of the year ended December 31, 1997 on a core (pro forma) basis, in each case giving effect to the assumptions set forth above the summary table of core operating (pro forma) results from continuing operations for the year ended December 31, 1998 and December 31, 1997.

   On a core (pro forma) basis, loss from continuing operations before income taxes decreased to $32.7 million in the year ended December 31, 1998 from income from continuing operations before income taxes of $5.6 million in the year ended December 31, 1997. The core (pro forma) decrease was primarily due to the inability to adjust expenses in line with volumes. The level of management's attention being devoted to the governmental investigations, reactions by certain physicians and patients to the negative media coverage, and management changes at several levels and locations throughout Triad contributed to Triad's inability to implement changes to reduce operating expenses.

   On a core (pro forma) basis, revenues increased 1.1% to $1,037.7 million in the year ended December 31, 1998 compared to $1,026.1 million in the year ended December 31, 1997. Inpatient admissions increased 1.8% and adjusted admissions increased 4.8% in the year ended December 31, 1998 compared to the year ended December 31, 1997 on a core (pro forma) basis. Revenues per adjusted admissions decreased 3.5% in the year ended December 31, 1998 compared to the year ended

December 31, 1997. The decrease was due primarily to decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997.

   On a core (pro forma) basis, salaries and benefits, as a percentage of net revenue, increased to 40.9% in the year ended December 31, 1998 from 37.7% in the year ended December 31, 1997. Salaries and benefits increased 4.8% per adjusted admission due to the inability to adjust staffing levels to mitigate a decline in revenues per adjusted admission.

   On a core (pro forma) basis, supplies, as a percentage of net revenue, increased to 14.5% compared to 13.5% in the year ended December 31, 1998 and 1997, respectively. The increase was due to a decline in revenues per adjusted admission while the cost of supplies per adjusted admission increased 3.2%.

   On a core (pro forma) basis, provision for doubtful accounts, as a percentage of net revenue, decreased to 9.3% in the year ended December 31, 1998 from 9.5% in the year ended December 31, 1997 due primarily to increased focus by management during the latter half of 1998 on the core facilities

   On a core (pro forma) basis, other operating expenses, as a percentage of net revenue, decreased to 23.0% from 23.4% for the year ended December 31, 1998 and 1997, respectively. This was primarily due to lower marketing costs being incurred from the cancellation of a national branding campaign.

   On a core (pro forma) basis, depreciation and amortization has increased to $79.7 million from $76.1 million in the years ended December 31, 1998 and 1997, respectively, due primarily to increased capital expenditures.

   On a core (pro forma) basis, interest expense and minority interests in earnings of consolidated entities remained relatively unchanged for the year ended December 31, 1998 compared to December 31, 1997.

Liquidity and Capital Resources

   Prior to the distribution Triad relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent publicly-traded company, Triad now has direct access to the capital markets and the ability to enter into its own borrowing arrangements. At December 31, 1999, Triad had working capital of $187.6 million.

   Cash provided by operating activities was $155.2 million in the year ended December 31, 1999 compared to $33.6 million in the year ended December 31, 1998. The increase was due to an increase in accounts payable and other current liabilities, decrease in inventories and other assets and a smaller increase in accounts receivable in 1999 than in 1998.

   Cash used in investing activities decreased to $57.7 million in the year ended December 31, 1999 from $108.3 million in the year ended December 31, 1998. This was due to $117.8 million in proceeds received on the sale of ten facilities during 1999. This was partially offset by an increase of construction projects in the year ended December 31, 1999 compared to the year ended December 31, 1998 and investments in a new hospital, which is not consolidated for financial reporting purposes, which opened in May 1999. Triad expects to expend approximately $100 million in capital expenditures ($70 million for expansion) in 2000.

   Cash used in financing activities was $26.6 million in the year ended December 31, 1999 compared to cash provided by financing activities of $74.7 million in the year ended December 31, 1998. This decrease was due to $75.0 million payoff of the asset bridge loan, which was required from the asset sale proceeds, and $33.0 million in payments on other bank indebtedness. This was partially offset by changes in the intercompany balances with Columbia/HCA prior to the distribution.

   In connection with the distribution, all intercompany accounts payable by Triad to Columbia/HCA were eliminated, and Holdings ultimately assumed $673.8 million of debt obligations from Columbia/HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% per annum due

May 11, 2000, a $65.0 million Tranche A loan bearing interest at LIBOR plus 3.25% with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B loan bearing interest at LIBOR plus 4.00% with principal amounts due beginning in 1999 through 2005, and the $325.0 million of senior subordinated notes due in 2009. Triad also assumed various indebtedness of Columbia/HCA related to specific hospitals in an aggregate amount of approximately $8.8 million with interest rates averaging 5.7% maturing over five years. Triad also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding under the revolving credit facility as of December 31, 1999.

   Triad's bank debt is collaterized by a pledge of substantially all of its assets. The bank debt agreements require that Triad comply with various financial ratios and tests, including a minimum net worth test, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio, and a minimum fixed charge coverage ratio, all as defined in the bank debt agreements. The bank debt agreements and the indenture relating to the senior subordinated notes also contain covenants that, among other things, limit the ability of Triad to incur additional indebtedness, pay dividends on, or redeem or purchase, its capital stock, make investments and capital expenditures, engage in transactions with affiliates, create certain liens, sell assets, and consolidate, merge or transfer assets.

   As previously discussed, based upon a review of all facilities and trends in each market, management of Triad determined that 10 acute care hospitals and one psychiatric hospital were not compatible with Triad's strategic plans. Of these facilities, eight acute care hospitals and one psychiatric hospital were sold during the year ended December 31, 1999, two of which were sold prior to the distribution and the proceeds were retained by Columbia/HCA. In addition, Triad sold one acute care hospital which was not included in the facilities referred to previously. Triad is required to use a portion of future proceeds on sales of facilities to retire certain outstanding indebtedness.

   In January 1999, Triad entered into a fifteen year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area. The lease payments are approximately $16.0 million per year. In January 2001, the lessee has an option to purchase the facilities for approximately $130.0 million. As of December 31, 1999, these facilities assets had a carrying value of $68.3 million.

   On June 1, 1999 Triad completed a swap of its facility in Laredo, Texas for a facility in Victoria, Texas and $4.4 million in cash.

   Triad sold its joint venture facility in Amarillo, Texas, which was not part of the facilities that were identified elsewhere as held for sale, for $27.9 million on September 1, 1999 and received $23.1 million as its share of the proceeds. A gain on the sale of $14.2 million was recognized during the year ended December 31, 1999. Triad retained the accounts receivables and certain liabilities with a net book value of $(0.3) million at December 31, 1999. For the year ended December 31, 1999, this facility had net revenues of $6.6 million, and pre-tax income before gain on sale of assets and impairment charges of $0.3 million. For the year ended December 31, 1998, net revenues were $10.9 million, and pre-tax income before gain on sale of assets and impairment charges was $2.1 million.

   Triad sold its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $1.4 million on the sale was recognized during the year ended December 31, 1999. For the year ended December 31, 1999 and 1998, these facilities had net revenues of $67.1 million and $95.8 million, respectively, and pre-tax losses before gain on sale of assets and impairment charges of $3.5 million and $8.3 million, respectively.

   Triad sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas on September 30, 1999 for $13.7 million. The Company retained the accounts receivable and certain liabilities with a net book value of $(1.7) million at December 31, 1999. A loss on the sale of $2.9 million was recognized during the year ended December 31, 1999. For the year ended December 31, 1999 and 1998, these facilities had net revenues of $36.4 million and $59.6 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $15.1 million and $12.5 million, respectively.

   On October 31, 1999, Triad sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. A gain on the sale of $0.6 million was recognized during the year ended December 31, 1999. For the year ended December 31, 1999 and 1998, this facility had net revenues of $8.0 million and $10.2 million, respectively and pre-tax income before gain on sale of assets and impairment charges of $0.0 million and $0.4 million, respectively.

   Triad sold a majority of the assets of its acute care hospital in Phoenix, Arizona for $29.2 million on November 30, 1999. A loss on the sale of $3.8 million was recognized during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 1999 of $(0.8) million. For the years ended December 31, 1999 and 1998, this facility had net revenues of $35.4 million and $65.4 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $21.5 million and $13.5 million, respectively.

   Triad sold its acute care hospital in DeQueen, Arkansas for approximately $4.0 million plus approximately $0.5 million of assumed liabilities on November 30, 1999. A loss on the sale of $0.5 million was recognized during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 1999 of $1.6 million. For the years ended December 31, 1999 and 1998, this facility had net revenues of $11.5 million and $14.1 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $4.2 million and $1.8 million, respectively.

   On February 11, 2000, Triad closed its acute care hospital in Roseberg, Oregon. An impairment charge of $6.8 million on this facility was recognized during the year ended December 31, 1999. As of December 31, 1999, the carrying value of this facility after impairment charge was $7.4 million. For the years ended December 31, 1999 and 1998, this facility had net revenues of $21.8 million and $21.5 million, respectively, and pre-tax losses before impairment charges and income tax of $5.6 million and $6.6 million, respectively. Triad continues to pursue a lawsuit against another hospital in the market, seeking damages for various causes of action, including breach of fiduciary duties, interference with business advantage, and breach of contract and it expects ultimately to sell the facility for real estate value.

   Triad received a working capital contribution from its partner in a non-consolidating joint venture facility of approximately $5.0 million during the year ended December 31, 1999. On February 28, 2000, Triad received an additional $37.0 million capital contribution from its partner.

   In connection with the distribution, Triad established an ESOP, which purchased from Triad at fair market value 3.0 million shares of Triad common stock. The ESOP financed the purchase primarily by issuing a promissory note to Triad, which is amortized in equal installments over 10 years beginning December 31, 1999. ESOP expense is recognized based on the number of shares to be released based on loan repayments during each year multiplied by the average share price during that year. ESOP shares outstanding for the earnings per share calculation will be the average number of shares to be released.

   Although Triad's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for fiscal 2000 and for the next several years.

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

   According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus costs reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee agreed to a settlement of charges in September 1999. Published reports further indicate that the two convicted employees have appealed their convictions and that these appeals remain pending.

   Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations, which includes Triad for the periods prior to the distribution date which are presented herein. The extent to which Triad may or may not continue in the future to be affected by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted.

   Pursuant to the distribution agreement entered into by and among Columbia/HCA, Triad and LifePoint in connection with the distribution, Columbia/HCA has agreed to indemnify Triad in respect of any losses which it may incur arising from the governmental investigations described above and from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA.

   Columbia/HCA has also agreed to indemnify Triad in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the distribution date and related to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by Triad is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to Triad in an amount, if positive, equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the pending governmental investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the distribution date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the distribution date. See "Note 13 - AGREEMENTS WITH COLUMBIA/HCA" in the consolidated financial statements for a more detailed description of such arrangements.

   Triad is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad's results of operations or financial position.

Impact of Year 2000 Computer Issues

   In connection with the distribution, Triad and Columbia/HCA entered into a computer and data processing agreement pursuant to which Triad obtains most of its information technology and information technology infrastructure from Columbia/HCA. See "Note 13- AGREEMENTS WITH COLUMBIA/HCA" in the consolidated financial statements for a more detailed description of such arrangement. Triad and Columbia/HCA implemented programs to mitigate any Year 2000 risks with its information technology systems, its non-information technology systems and equipment and its third party payers, intermediaries and suppliers. Triad has not experienced any significant Year 2000 related issues in any of these areas and does not expect any issues to have a material adverse effect on operations or financial results in fiscal 2000.

   The Year 2000 project costs incurred by Columbia/HCA had an impact on the computer and data processing services agreement with Triad. The majority of the costs, except the cost of new equipment, related to the Year 2000 project were expensed as incurred and were funded through operating cash flows.

Effects of Inflation and Changing Prices

   Various federal, state and local laws have been enacted that, in certain cases, limit Triad's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Net Medicare revenues approximated 31.9% in 1999, 35.2% in 1998 and 36.5% in 1997.

   Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Management expects that the average rate of increase in Medicare prospective payments will continue to decline slightly in 2000 not withstanding the enactment of the Refinement Act. In addition, as a result of increasing regulatory and competitive pressures, Triad's ability to maintain operating margins through price increases to non-Medicare patients is limited.

Health Care Reform

   In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to health care providers in Triad's markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers, similar to the reductions incurred as part of the Balanced Budget Act as previously discussed. While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Triad is exposed to market risk related to changes in interest rates. No derivatives are currently used to alter the interest rate characteristics of Triad's debt instruments.

   With respect to Triad's interest-bearing liabilities, approximately $232.0 million of long-term debt at December 31, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt of $323.4 million at December 31, 1999 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $579.1 million at December 31, 1999. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $2.3 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.  Financial Statements and Supplementary Data

   Information with respect to this Item is contained in Triad's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Previously reported in Triad's current report on Form 8-K filed November 23, 1999.


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item is set forth under the headings "Election of Directors" and "Named Executive Officers Who Are Not Directors" in the definitive proxy materials of Triad to be filed in connection with its 2000 Annual Meeting of Stockholders. The information required by this Item to be contained in such definitive proxy materials is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of Triad to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the definitive proxy materials of Triad to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is set forth under the heading "Certain Transactions" in the definitive proxy materials of Triad to be filed in connection with its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the report:

     1. Financial Statements - The accompanying index to financial statements on page F-1 of this Annual Report on From 10-K is provided in response to this item.

     2. List of Financial Statement Schedules - All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

     3.  List of Exhibits

         (a)  Exhibits

         Exhibit
         No.                            Description
         -------                        -----------
         2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. incorporated by reference form Exhibit 2.1 to Triad Hospitals' Quarterly Report on From 10-Q, for the quarter ended March 31, 1999.
         3.1 Certificate of Incorporation of Triad, incorporated by reference from Exhibit 3.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         3.2 Bylaws of Triad, incorporated by reference from Exhibit 3.2 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         3.3       Certificate of Incorporation of Triad Holdings.

         3.4       Bylaws of Triad Holdings.
         4.1 Indenture (including form of 11% Senior Subordinated Notes due 2009) dated as of May 11, 1999 , between Healthtrust and Citibank N.A. as Trustee, as incorporated by reference from
                   Exhibit 4.2(a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.2 Form of 11% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1).
         4.3 Registration Rights Agreement dated as of May 11, 1999 between Healthtrust and the Initial Purchasers named therein, incorporated by reference from Exhibit 4.4 (a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.4 Triad Assumption Agreement dated May 11, 1999 between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 4.4(b) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.5 Holdings Assumption Agreement dated May 11, 1999 between Triad Hospitals, Inc. and Triad Holdings, incorporated by reference form Exhibit 4.4(c) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.6 Guarantor Assumption Agreements dated May 11, 1999 between Triad Holdings and the Guarantors signatory thereto, incorporated by reference from Exhibit 4.4 (d) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.1 Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals incorporated by reference from Exhibit 10.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.2 Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals incorporated by reference from Exhibit 10.2 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.3 Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals incorporated by reference from Exhibit 10.3 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and Triad Hospitals incorporated by reference from Exhibit 10.4 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals incorporated by reference from Exhibit 10.5 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals incorporated by reference from Exhibit 10.6 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and Triad Hospitals incorporated by reference from Exhibit 10.7 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and Triad Hospitals incorporated by reference from
                   Exhibit 10.8 to Triad Hospitals' Quarterly Report on
                   Form 10-Q, for the quarter ended March 31, 1999.
         10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 10.9 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.10 Triad Hospitals, Inc. 1999 Long-Term Incentive Plan incorporated by reference from Exhibit 10.10 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

         10.11 Triad Hospitals, Inc. Executive Stock Purchase Plan incorporated by reference from Exhibit 10.11 to Triad Hospitals' Quarterly Report on From 10-Q, for the quarter ended March 31, 1999.
         10.12 Triad Hospitals, Inc. Management Stock Purchase Plan incorporated by reference from Exhibit 10.12 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.13 Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan incorporated by reference from Exhibit
                   10.13 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and NationsBanc Montgomery Securities, LLC as lead arranger and sole book manager incorporated by reference from Exhibit 10.14 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals incorporated by reference from Exhibit 10.15 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Holdings incorporated by reference from Exhibit 10.16 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         12.1      Statement of Computation of Ratio of Earnings to Fixed
                   Charges.
         21.1 List of the Subsidiaries of Triad Holdings incorporated by reference from Exhibit 21.1 to the Triad Holdings Registration Statement on Form S-4 Amendment No. 1 dated October 22, 1999.
         16.1 Statement re: Change in Certifying Accountant, incorporated by reference from Exhibit 16.1 to Triad Hospitals' Report on Form 8-K dated November 23, 1999.
         23.1      Consent of PricewaterhouseCoopers LLP.
         23.2      Consent of Ernst & Young LLP.
         27.1 Financial Data Schedule for 1999 year end information (for Commission use only).

         (b)  Reports on Form 8-K

                   On November 23, 1999, Triad reported a change in certifying accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP effective November 22, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Triad Hospitals, Inc.

                                    By:  /s/ JAMES D. SHELTON
                                       --------------------------
                                    James D. Shelton
                                    Chairman, President and Chief Executive
                                    Officer

Dated:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                              TITLE                                       DATE
              ---------                                              -----                                       ----
/s/   JAMES D. SHELTON                                Chairman of the Board, President and
--------------------------------------   Chief Executive Officer; Director (Principal Executive Officer)    March 29, 2000
      James D. Shelton

/s/   MICHAEL J. PARSONS                                  Executive Vice President and
--------------------------------------                 Chief Operating Officer; Director                    March 29, 2000
      Michael J. Parsons

/s/   BURKE W. WHITMAN                                 Executive Vice President and Chief
--------------------------------------   Financial Officer and Treasurer (Principal Accounting Officer)     March 29, 2000
      Burke W. Whitman

/s/   THOMAS F. FRIST, III                                         Director                                 March 29, 2000
--------------------------------------
      Thomas F. Frist, III

/s/   DALE V. KESLER                                               Director                                 March 29, 2000
--------------------------------------
      Dale V. Kesler

/s/   THOMAS G. LOEFFLER, Esq.                                     Director                                 March 29, 2000
--------------------------------------
      Thomas G. Loeffler, Esq.

/s/   UWE E. REINHARDT, Ph.D                                       Director                                 March 29, 2000
--------------------------------------
      Uwe E. Reinhardt, Ph.D

/s/   MARVIN RUNYON                                                Director                                 March 29, 2000
--------------------------------------
      Marvin Runyon

/s/   GALE SAYERS                                                  Director                                 March 29, 2000
--------------------------------------
      Gale Sayers

     Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Triad Hospitals Holdings, Inc.

                                    By:  /s/ BURKE W. WHITMAN
                                       ----------------------------
                                             Burke W. Whitman
                                    Title:   Treasurer
Dated:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                              TITLE                                       DATE
              ---------                                              -----                                       ----

/s/   JAMES D. SHELTON                              President (Principal Executive Officer)                 March 29, 2000
--------------------------------------
      James D. Shelton

/s/   BURKE W. WHITMAN                  Treasurer; Director (Principal Financial and Accounting Officer)    March 29, 2000
--------------------------------------
      Burke W. Whitman

/s/   DONALD P. FAY                             Executive Vice President and Secretary; Director            March 29, 2000
--------------------------------------
      Donald P. Fay

/s/   W. STEPHEN LOVE                                              Director                                 March 29, 2000
--------------------------------------
      W. Stephen Love

                         INDEX TO FINANCIAL STATEMENTS

            TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..........................................................       F-2

Report of Independent Auditors.............................................................       F-3

Consolidated Statements of Operations - for the years ended
   December 31, 1999, 1998 and 1997........................................................       F-4

Consolidated Balance Sheets--December 31, 1999 and 1998....................................       F-5

Consolidated Statements of Equity--for the years ended December 31, 1999, 1998 and 1997....       F-6

Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998
   and 1997................................................................................       F-7

Notes to Consolidated Financial Statements.................................................       F-8

                       Report of Independent Accountants

To the Board of Directors and Stockholders
Triad Hospitals, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Triad Hospitals, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                                 /s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2000

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Columbia/HCA Healthcare Corporation

   We have audited the accompanying combined balance sheet of the net assets and operations to be contributed to Triad Hospitals, Inc. (see Note 1) as of December 31, 1998 and the related combined statements of operations, equity and cash flows for each of the two years in the period ended December 31, 1998. These combined financial statements are the responsibility of management of Columbia/HCA Healthcare Corporation (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the net assets and operations to be contributed to Triad Hospitals, Inc. (see Note 1) at December 31, 1998 and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

   As explained in Note 7 to the combined financial statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.

                                       ERNST & YOUNG LLP

Nashville, Tennessee
February 26, 1999

                             TRIAD HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31 1999, 1998 AND 1997
                (Dollars in millions, except per share amounts)

                                                                         1999               1998              1997
                                                                   ----------------  ------------------  --------------
Revenues........................................................          $1,329.1            $1,588.7        $1,609.3

Salaries and benefits...........................................             570.9               700.5           666.8
Supplies........................................................             200.1               241.6           232.8
Other operating expenses........................................             301.5               362.6           385.9
Provision for doubtful accounts.................................             129.0               138.4           138.5
Depreciation and amortization...................................              98.5               109.6           102.9
Interest expense allocated from Columbia/HCA....................              22.5                66.2            58.4
Interest expense................................................              45.2                 2.7             2.1
Interest income.................................................              (2.5)                 --              --
ESOP expense....................................................               3.7                  --              --
Management fees allocated from Columbia/HCA.....................               8.9                29.3            25.4
Gain on sales of assets.........................................              (8.6)                 --              --
Impairments of long-lived assets................................              69.2                55.1            13.7
                                                                          --------            --------        --------
                                                                           1,438.4             1,706.0         1,626.5
                                                                          --------            --------        --------
Loss from continuing operations before minority interests,
   equity in earnings (loss) and income taxes...................            (109.3)             (117.3)          (17.2)
Minority interests in earnings of consolidated entities.........              (8.7)              (11.0)          (11.5)
Equity in earnings (loss) of affiliates.........................              (3.1)                3.4             2.5
                                                                          --------            --------        --------
Loss from continuing operations before income taxes.............            (121.1)             (124.9)          (26.2)
Income tax benefit..............................................              25.5                39.4             7.2
                                                                          --------            --------        --------
Loss from continuing operations.................................             (95.6)              (85.5)          (19.0)
Discontinued operations:
    Income (loss) from operations, net of income taxes (benefit)
       of $(0.7) and $3.2 for the years ended December 31,
       1998 and 1997............................................                --                (1.6)            4.9
    Estimated loss on disposal, net of income tax benefit
       of $1.9..................................................                --                  --            (2.9)
                                                                          --------            --------        --------
                                                                             (95.6)              (87.1)          (17.0)
Loss before cumulative effect of change in accounting principles
    Cumulative effect of accounting change, net of income tax
       benefit of $1.8..........................................                --                  --            (2.8)
                                                                          --------            --------        --------
Net loss........................................................          $  (95.6)           $  (87.1)       $  (19.8)
                                                                          ========            ========        ========
Basic loss per share:
      Loss from continuing operations...........................          $  (3.12)           $  (2.80)       $  (0.62)
      Income (loss) from discontinued operations................                --               (0.05)           0.06
      Cumulative effect of accounting change....................                --                  --           (0.09)
                                                                          --------            --------        --------
            Net loss............................................          $  (3.12)           $  (2.85)       $  (0.65)
                                                                          ========            ========        ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998
                             (Dollars in millions)

                                                                              1999           1998
                                                                          -------------  ------------
                                 ASSETS
Current assets:
      Cash and cash equivalents                                             $   70.9      $     --
      Accounts receivable, less allowances for doubtful accounts of
         $156.7 and $155.9 at December 31, 1999 and 1998, respectively....       150.6         199.3
      Inventories.........................................................        32.5          44.8
      Deferred income taxes...............................................        46.5          37.9
      Other...............................................................        52.9          23.9
                                                                              --------      --------
                                                                                 353.4         305.9
Property and equipment, at cost:
      Land................................................................        63.4          82.0
      Buildings and improvements..........................................       485.8         604.9
      Equipment...........................................................       626.5         712.0
      Construction in progress (estimated cost to complete and
         equip after December 31, 1999--$43.4)............................        44.8          63.7
                                                                              --------      --------
                                                                               1,220.5       1,462.6
      Accumulated depreciation............................................      (520.8)       (703.1)
                                                                              --------      --------
                                                                                 699.7         759.5
Intangible assets, net of accumulated amortization of $53.8 and
   $50.2 at December 31, 1999 and 1998, respectively......................       175.9         272.9
Investment in and advances to affiliates..................................       103.0          24.3
Other.....................................................................         9.1           8.7
                                                                              --------      --------
Total assets..............................................................    $1,341.1      $1,371.3
                                                                              ========      ========

                                 LIABILITIES AND EQUITY
Current liabilities:
      Accounts payable....................................................    $   57.7      $   47.5
      Accrued salaries....................................................        32.1          34.8
        Current portion of long-term debt.................................        18.3           0.9
      Other current liabilities...........................................        57.7          37.8
                                                                              --------      --------
                                                                                 165.8         121.0
Intercompany balances payable to Columbia/HCA.............................          --         613.7
Long-term debt............................................................       537.1          13.4
Deferred taxes and other liabilities......................................        31.3          62.5
Commitments and contingencies.............................................          --            --
Minority interests in equity of consolidated entities.....................        47.0          60.0
Stockholders' equity:
        Equity, investments by Columbia/HCA...............................          --         500.7
        Common stock .01 par value: 90,000,000 shares authorized,
           33,943,282 shares issued and outstanding at December 31, 1999..         0.3            --
        Additional paid-in capital........................................       653.4            --
        Unearned ESOP compensation and stockholder notes receivable.......       (40.1)           --
        Accumulated deficit...............................................       (53.7)           --
                                                                              --------      --------
        Total stockholders' equity........................................       559.9         500.7
                                                                              --------      --------
Total liabilities and stockholders' equity                                    $1,341.1      $1,371.3
                                                                              ========      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in millions)

                                                                          Unearned
                                                                            ESOP
                                                                        Compensation                    Equity
                                            Common                          and                       Investments
                                             Stock        Additional     Stockholder                     by           Total
                                      ------------------    Paid-in         Notes      Accumulated    Columbia/    Stockholders'
                                      Shares      Amount    Capital      Receivable      Deficit        HCA           Equity
                                      ------------------  ----------   -------------  -----------   -----------   -------------
Balance January 1, 1997.............           --  $  --     $    --   $         --   $        --   $     607.6   $       607.6
  Net loss..........................           --     --          --             --            --         (19.8)          (19.8)
                                      -----------  -----  ----------   ------------   -----------   -----------   -------------
Balance December 31, 1997...........           --     --          --             --            --         587.8           587.8
  Net loss..........................           --     --          --             --            --         (87.1)          (87.1)
                                      -----------  -----  ----------   ------------   -----------   -----------   -------------
Balance December 31, 1998...........           --     --          --             --            --         500.7           500.7
  Elimination of intercompany
   balances and other equity
   transactions.....................           --     --          --             --            --         800.1           800.1
  Assumption of long-term debt
   (net of discount)................           --     --          --             --            --        (649.0)         (649.0)
  Net loss prior to Spin-off........           --     --          --             --            --         (41.9)          (41.9)
                                      -----------  -----  ----------   ------------   -----------   -----------   -------------
Balance May 11, 1999................           --     --          --             --            --         609.9           609.9
  Spin-off of Triad shares to
   Columbia/HCA shareholders........   29,898,688    0.3       609.6             --            --        (609.9)             --
  Issuance of common stock for
   Executive Stock Purchase Plan
   loans............................      970,000     --         9.1           (9.1)           --            --              --
  Issuance of common stock..........       74,594     --          --             --            --            --              --
  Issuance of common shares for
   ESOP note receivable.............    3,000,000     --        34.5          (34.5)           --            --              --
  ESOP compensation earned..........           --     --         0.2            3.5            --            --             3.7
  Net loss post Spin-off............           --                 --             --         (53.7)           --           (53.7)
                                      -----------  -----  ----------   ------------   -----------   -----------   -------------
Balance December 31, 1999...........   33,943,282  $ 0.3  $    653.4   $      (40.1)  $     (53.7)  $        --   $       559.9
                                      ===========  =====  ==========   ============   ===========   ===========   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in millions)

                                                                                    1999         1998         1997
                                                                                ------------  -----------  -----------
Cash flows from operating activities:
    Net loss..................................................................      $ (95.6)     $ (87.1)     $ (19.8)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Provision for doubtful accounts.............................................        129.0        138.4        138.5
  Depreciation and amortization...............................................         98.5        109.6        102.9
  ESOP expense................................................................          3.7           --           --
  Minority interests..........................................................          8.7         11.0         11.5
  Equity in (earnings) loss of affiliates.....................................          3.1         (3.4)        (2.5)
  Gain on sales of assets.....................................................         (8.6)          --           --
  Deferred income tax benefit.................................................        (25.5)       (24.6)       (10.8)
  Impairment of long-lived assets.............................................         69.2         55.1         13.7
  Loss (income) from discontinued operations..................................           --          1.6         (2.0)
  Cumulative effect of accounting change......................................           --           --          2.8
  Increase (decrease) in cash from operating assets and liabilities:
    Accounts receivable.......................................................        (94.1)      (145.9)      (115.3)
    Inventories and other assets..............................................         14.4         (2.1)        (1.6)
    Accounts payable and other current liabilities............................         56.3        (18.9)        (6.8)
  Other.......................................................................         (3.9)        (0.1)          --
                                                                                    -------      -------      -------
     Net cash provided by operating activities................................        155.2         33.6        110.6
                                                                                    -------      -------      -------
Cash flows from investing activities:
 Purchases of property and equipment..........................................       (132.7)      (114.9)      (120.1)
 Investment in and advances to affiliates.....................................        (54.7)         0.7           --
 Proceeds received on sale of assets..........................................        117.8           --           --
 Other........................................................................         11.9          5.9          8.1
                                                                                    -------      -------      -------
     Net cash used in investing activities....................................        (57.7)      (108.3)      (112.0)
                                                                                    -------      -------      -------
Cash flows from financing activities:
 Payments of long-term debt...................................................       (114.2)        (0.9)        (1.3)
 Distributions to minority partners...........................................        (18.6)       (13.1)       (12.8)
 Increase in intercompany balances with Columbia/HCA, net.....................        106.2         88.7         15.5
                                                                                    -------      -------      -------
     Net cash provided by (used in) financing activities......................        (26.6)        74.7          1.4
                                                                                    -------      -------      -------
Change in cash and cash equivalents...........................................         70.9           --           --
Cash and cash equivalents at beginning of period..............................           --           --           --
                                                                                    -------      -------      -------
Cash and cash equivalents at end of period....................................      $  70.9      $    --      $    --
                                                                                    =======      =======      =======

Cash paid for:
Interest payments.............................................................      $  59.2      $  69.4      $  61.1
Income tax payments (refunds), net............................................      $    --      $ (15.9)     $   3.6


   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-- SPIN-OFF OF TRIAD HOSPITALS, INC.

   On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of Triad Hospitals, Inc. ("Triad") to its shareholders (the "Spin-off") by a pro rata distribution of 29,898,688 shares of common stock.

   On the Spin-off date, Triad became an independent, publicly owned company encompassing the operations of what had comprised the Pacific Group of Columbia/HCA. At the Spin-off, the common shares of Triad were distributed to the record date holders of Columbia/HCA at a ratio of one share for every nineteen outstanding Columbia/HCA shares. Following the Spin-off, Columbia/HCA had no ownership in Triad.

   Triad has entered into separation and other related agreements (see NOTE 13) governing the Spin-off transaction and Triad's subsequent relationship with Columbia/HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off.

   On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, LifePoint Hospitals, Inc. ("LifePoint"). Columbia/HCA, Triad and LifePoint entered into various agreements subsequent to the Spin-off (See NOTE 13).

NOTE 2--ACCOUNTING POLICIES

Principles of Consolidation

   The accompanying consolidated financial statements present Triad's financial position, results of operations and cash flows as if Triad had been an independent, publicly owned comapny for all periods presented. Certain allocations of previously unallocated Columbia/HCA's expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation. The accompanying financial statements for the periods prior to the Spin-off were prepared on the push down basis of the historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of Triad for those periods.

   The consolidated financial statements include the accounts of Triad and all affiliated subsidiaries and entities controlled by Triad through Triad's direct or indirect ownership of a majority voting interest. All intercompany transactions have been eliminated. Investments in entities which Triad does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Use of Estimates

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Reclassification

   Certain prior year amounts have been reclassified to conform to the current presentation.

Equity

   The equity for the year ended December 31, 1999 includes certain Spin-off related transactions, such as elimination of intercompany balances with Columbia/HCA as of the Spin-off, reclassification of Columbia/HCA's net investment in Triad to additional paid in capital and certain post Spin-off settlements with Columbia/HCA.

   Equity as of December 31, 1998 and 1997 represented the net investment in Triad by Columbia/HCA. It includes common stock, additional paid-in-capital and net earnings.

Revenues

   Triad's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

   Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated settlements resulted in decreases to revenues of $1.7 million for the year ended
December 31, 1999 and increases to revenues of $3.0 million for the year ended December 31, 1998, (adjustments for 1997 had no significant impact on revenues).

   In association with ongoing federal investigations into certain of Columbia/HCA's business practices, applicable governmental agencies ceased the settlement of cost reports. The settlement of cost reports started to resume during 1999. Due to the cost reports not being settled, Triad is not receiving all of the updated information which has historically been the basis used to adjust estimated settlement amounts. At this time, Triad cannot predict when, or if, the historical cost report settlement process will be completed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. The estimated net cost report settlements as of December 31, 1999 was a credit of approximately $35.9 million and is included in accounts receivable in the accompanying balance sheet. In connection with the Spin-off, Columbia/HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the Spin-off, and Triad agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the Spin-off. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a net receivable from Columbia/HCA relating to the indemnification of $28.0 million as of December 31, 1999 (See NOTE 13).

   Triad provides care without charge to patients who are financially unable to pay for the health care services they receive. Because Triad does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

   Cash equivalents consist of all investments with an original maturity of three months or less.

Accounts Receivable

   Accounts receivable are recorded at the estimated net realizable amounts from federal and state agencies (under the Medicare, Medicaid and CHAMPUS programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 1998 and 1997, approximately 31.9%, 35.2%, and 36.5%, respectively, of Triad's net revenues related to patients participating in the Medicare program. Triad recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. During the years ended December 31, 1999, 1998 and 1997 approximately 32.7%, 27.0% and 26.0%, respectively, of Triad's net revenues related to patients in various managed care plans. Approximately half of Triad's facilities are located in the states of Arizona and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular payer or geographic area that would subject it to any significant credit risks in the collection of its accounts receivable

Inventories

   Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

   (a) Property and Equipment

   Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

   Depreciation expense, computed using the straight-line method, was $89.8 million, $99.0 million, and $90.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

   (b) Intangible Assets

   Intangible assets, consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities. These costs of $174.5 million and $270.9 million at December 31, 1999 and 1998, respectively, are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice and clinic acquisitions. During the year ended December 31, 1999, these costs were reduced by $83.7 million from sales of facilities and impairments of long-lived assets (See NOTE 3 and 5). Noncompete agreements and debt issuance costs are amortized based upon the terms of the respective contracts or loans. Amortization expense was $8.7 million, $10.6 million and $12.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

   When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, Triad prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

Income Taxes

  Triad accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

   Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax benefits consist of Triad's current benefit for federal and state income taxes and the change in Triad's deferred income tax assets and liabilities.

   For periods prior to the Spin-off, Columbia/HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including Triad. The provisions for income taxes (benefits) in the consolidated statements of operations for all periods presented were computed on a separate return basis (i.e., assuming Triad had not been included in a consolidated income tax return with Columbia/HCA).

General and Professional Liability Risks

   Columbia/HCA assumed the liability for all general and professional liability claims incurred through the Spin-off. Subsequent to the Spin-off, Triad obtained first dollar insurance coverage on a claims incurred basis from Columbia/HCA's captive insurance company. The cost of general and professional liability coverage was determined by Columbia/HCA's captive insurance company based on actuarially determined estimates. The cost for the years ended December 31, 1999, 1998, and 1997 was approximately $23.2 million, $27.0 million and $22.9 million, respectively.

   For periods after the Spin-off, Triad instituted its own self-insured program for workers compensation and health insurance. Reserves for workers compensation and health claim liability risk were $3.3 million and $3.6 million, respectively, at December 31, 1999. Prior to the Spin-off, Triad participated in a self-insured program for workers' compensation and health insurance administered by Columbia/HCA. Columbia/HCA retained sole responsibility for all workers' compensation and health claims incurred prior to the Spin-off. Accordingly, no reserves for worker's compensation and health claims liability risks were recorded at December 31, 1998 in the accompanying consolidated balance sheets. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. The cost for the years ended December 31, 1999, 1998, and 1997 under all programs was approximately $5.8 million, $8.1 million, and $8.1 million, respectively.

Management Fees

   Prior to the Spin-off, corporate overhead expenses relating to various Columbia/HCA corporate general and administrative expenses were allocated to Triad based on net revenues. In the opinion of Columbia/HCA management, this allocation method was reasonable.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

   SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt was determined by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

NOTE 3--COMPANY OPERATIONS

   As of January 1, 1999, Triad owned or operated 39 hospitals (including one facility that is leased from others and an investment in one hospital that is accounted for using the equity method), 19 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities located in eleven southwestern, western and southcentral states. During the year ended December 31, 1999, Triad sold ten hospitals, including two sales prior to the Spin-off of which the proceeds were retained by Columbia/HCA. Also, on January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to an unaffiliated third party pursuant to a long-term lease which provides for payment to Triad of rental amounts approximating $16.0 million per year (See NOTE 9). Triad also opened one new hospital that is accounted for using the equity method. Triad received a capital contribution from its partner in this joint venture facility of $37.0 million on February 28, 2000.

   On June 1, 1999, Triad completed the exchange of one hospital located in Laredo, Texas for one hospital located in Victoria, Texas and $4.4 million in cash.

   Triad sold its joint venture facility in Amarillo, Texas on September 1, 1999 and received $23.1 million in net proceeds. A gain on the sale of $14.2 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a net book value of $(0.3) million at December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, this facility had net revenues of $6.6 million, $10.9 million and $9.6 million, respectively, and pre-tax income before gain on sale of assets and impairment charges of $0.3 million, $2.1 million and $1.2 million, respectively.

   Triad sold all of its assets in its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $1.4 million on the sale was recorded during the year ended December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, these facilities had net revenues of $67.1 million, $95.8 million and $103.9 million, respectively, and pre-tax losses before gain on sale of assets and impairment charges of $3.5 million, $8.3 million and $4.2 million, respectively.

   Triad sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas on September 30, 1999 for $13.7 million. Triad retained the accounts receivable and certain liabilities with a net book value of $(1.7) million at December 31, 1999. A loss on the sale of $2.9 million was recorded during the year ended December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, these facilities had net revenues of $36.4 million, $59.6 million and $66.2 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $15.1 million, $12.5 million and $10.5 million, respectively.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--COMPANY OPERATIONS (continued)

   On October 31, 1999 Triad sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. A gain on the sale of $0.6 million was recorded during the year ended December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, this facility had net revenues of $8.0 million, $10.2 million and $11.2 million, respectively and pre-tax income before gain on sale of assets and impairment charges of $0.0 million, $0.4 million and $0.5 million, respectively.

   Triad sold a majority of the assets of its acute care hospital in Phoenix, Arizona for $29.2 million on November 30, 1999. A loss on the sale of $3.8 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 1999 of $(0.8) million. For the years ended December 31, 1999, 1998 and 1997, this facility had net revenues of $35.4 million, $65.4 million and $86.8 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $21.5 million, $13.5 million and $9.0 million, respectively.

   Triad sold the assets of its acute care hospital in DeQueen, Arkansas for approximately $4.0 million plus approximately $0.5 million of assumed liabilities on November 30, 1999. A loss on the sale of $0.5 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 1999 of $1.6 million. For the years ended December 31, 1999, 1998 and 1997, this facility had net revenues of $11.5 million, $14.1 million and $13.7 million, respectively, and pre-tax income (losses) before loss on sale of assets and impairment charges of ($4.2) million, ($1.8) million and $0.1 million, respectively.

   In February 2000, Triad closed its acute care hospital in Roseberg, Oregon. An impairment charge of $6.8 million on this facility was recognized during the year ended December 31, 1999. As of December 31, 1999, the carrying value of this facility after impairment charge was $7.4 million. For the years ended December 31, 1999, 1998 and 1997, this facility had net revenues of $21.8 million, $21.5 million and $26.3 million, respectively, and pre-tax losses before impairment charges and income tax of $5.6 million, $6.6 million and $2.3 million, respectively.

   Triad used the proceeds of the sales to retire certain outstanding indebtedness (see NOTE 8).

NOTE 4--INCOME TAXES

   The income tax benefit for the years ended December 31, 1999, 1998 and 1997 consists of the following (dollars in millions):

                                                                                           1999       1998        1997
                                                                                        ----------  ---------  ----------
Current:
       Federal........................................................................      $10.3       $12.5      $(3.0)
       State..........................................................................       (1.8)        2.3       (0.6)
Deferred:
       Federal........................................................................       14.5        20.8        9.1
       State..........................................................................        2.5         3.8        1.7
                                                                                            -----       -----      -----
                                                                                            $25.5       $39.4      $ 7.2
                                                                                            =====       =====      =====

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--INCOME TAXES (continued)

   A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                                                    1999        1998        1997
                                                                                  ---------  ----------  ----------
  Federal statutory rate........................................................      35.0%       35.0%       35.0%
  State income taxes, net of federal income tax benefit.........................       2.8         3.1         2.4
  Non-deductible intangible assets..............................................        --        (6.5)       (8.8)
  Non-deductible impairment reserves............................................     (11.5)         --          --
  Non-deductible goodwill amortization..........................................      (2.5)         --          --
  Other items, net..............................................................      (2.7)       (0.2)       (1.5)
                                                                                     -----       -----        ----
  Effective income tax rate.....................................................      21.1%       31.4%       27.1%
                                                                                     =====       =====        ====

   A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                                                  1999                    1998
                                                                         -----------------------  --------------------
                                                                          Assets    Liabilities   Assets   Liabilities
                                                                         ---------  ------------  -------  -----------
   Depreciation and fixed asset basis differences.....................   $     --          $34.7  $    --        $63.4
   Accounts and other receivables.....................................       33.4             --     29.8           --
   Net operating loss carry forwards..................................        9.7             --       --           --
   Compensation reserves..............................................        6.1             --      8.4           --
   Other..............................................................        2.3             --      5.3          4.0
                                                                            -----          -----    -----        -----
                                                                             51.5           34.7     43.5         67.4
   Valuation allowances...............................................       (1.0)            --       --           --
                                                                            -----          -----    -----        -----
                                                                            $50.5          $34.7    $43.5        $67.4
                                                                            =====          =====    =====        =====

   As part of the Spin-off, Columbia/HCA, Lifepoint and Triad entered into a tax sharing and indemnification agreement (See NOTE 13). The tax sharing and indemnification agreement will not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of Triad except to the extent that the temporary differences giving rise to such deferred tax assets and liabilities as of the Spin-off are adjusted as a result of final tax settlements after the Spin-off. In the event of such adjustments, the tax sharing and indemnification agreement will provide for certain payments between Columbia/HCA and Triad as appropriate.

   Deferred income taxes of $46.5 million and $37.9 million at December 31, 1999 and 1998, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $30.7 million and $61.8 million at December 31, 1999 and 1998, respectively. Current and noncurrent deferred taxes totaled $15.8 million net tax deferred asset and $23.9 million net tax deferred liability at December 31, 1999 and 1998, respectively. Included in the total current and noncurrent deferred taxes were increases in tax deferred assets and reductions to deferred tax liabilities equal to $15.6 million. The $15.6 million additional net deferred tax asset resulted from equity adjustments through Columbia/HCA pursuant to the tax sharing and indemnification agreement.

   At December 31, 1999, state net operating loss carryforwards (expiring in years 2000 through 2014) available to offset future taxable income approximated $51 million. The majority of this net operating loss expires in 2004. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million was recorded during the year ended December 31, 1999.

   At December 31, 1999, the federal net operating loss available to offset future taxable income approximated $18 million. The federal operating loss carryforward will expire in the year 2019. Pursuant to the tax sharing and indemnification agreement, Triad is entitled to the tax benefit of such losses.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--IMPAIRMENT OF LONG-LIVED ASSETS

   Triad follows the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

   As discussed previously, during the year ended December 31, 1999, Triad sold nine hospitals and one psychiatric hospital. Triad intends to sell two general, acute care hospitals that were identified as not compatible with Triad's operating plans, based upon management's review of all facilities, and after giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. At December 31, 1999, the carrying value of the long-lived assets relating to the remaining facilities to be sold was $16.6 million. The two facilities to be sold contributed net revenues of $49.9 million, $50.0 million and $56.5 million for the years ended December 31, 1999, 1998, and 1997 respectively. These facilities also contributed losses before impairment charges and income tax benefit of $7.8 million, $13.0 million and $10.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Triad closed one facility on February 11, 2000 and expects to complete the sales of these facilities by December 31, 2000. Triad is required to use a portion of any sales proceeds to retire certain outstanding indebtedness (see NOTE 8).

   During the year ended December 31, 1999, the carrying values of the long-lived assets related to five of the facilities sold and the two facilities to be sold, were reduced to fair value, based on estimated selling values, for a total non-cash charge of $66.1 million. These facilities had net revenues of approximately $131.3 million, $168.9 million and $185.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. These facilities also contributed losses from continuing operations before income tax benefit, gain on sale of assets and the asset impairment charge of approximately $30.7 million, $34.1 million and $25.9 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

   During the year ended December 31, 1999, Triad recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

   During the third and fourth quarters of 1998 Triad decided to sell certain hospital facilities and surgery centers that were identified as not compatible with Triad's operating plans, based upon management's review of all facilities, and giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. The carrying value of the long-lived assets related to certain of these facilities (4 hospital facilities and one surgery center), of approximately $75.7 million, was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $31.1 million. For the years ended December 31, 1998 and 1997, respectively, these facilities to be divested had net revenues of approximately $91.8 million and $97.8 million and incurred losses from continuing operations before income tax benefits and the asset impairment charge of approximately $30.4 million and $28.2 million. Triad completed the sales of these facilities during 1999.

   Triad recorded, during the fourth quarters of 1998 and 1997, impairment losses of approximately $24.0 million and $13.7 million, respectively, related to one hospital facility in 1998 and intangibles and other long-lived assets of certain surgery centers and physician practices in 1997, where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

NOTE 6--DISCONTINUED OPERATIONS

   During the fourth quarter of 1998, Columbia/HCA and Triad completed the divestiture of their home health businesses and received proceeds of approximately $3.9 million, which approximated the carrying value of the net assets of discontinued operations. Columbia/HCA and Triad implemented plans to sell the home health businesses during the third quarter of 1997. The consolidated financial statements reflect the results of operations and net assets of the home health businesses as discontinued operations.

   Triad recorded a loss from discontinued operations of $1.6 million and income from discontinued operations of $4.9 million (net of tax benefits) in 1998 and 1997, respectively. Triad was not able to reasonably estimate, at the time the decision was made to sell the home health businesses, whether these businesses would incur losses during the period they were being held for sale. The ability to estimate operating results during the period these businesses were being held for sale was negatively impacted by certain changes in Medicare reimbursement rates, and the need to obtain certain regulatory approvals.

   Revenues for the home health businesses disposed of were approximately $38.3 million and $74.4 million for the years ended December 31, 1998 and 1997, respectively.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-- DISCONTINUED OPERATIONS (continued)

   The after-tax loss incurred upon the divestiture of the home health businesses of $(2.9) million was recorded during the fourth quarter of 1997 and is presented in the "Discontinued operations" section of the consolidated statements of operations.

NOTE 7--ACCOUNTING CHANGE

   During 1997, Triad changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. Triad believes the new method is preferable due to certain changes in business strategy and reviews of emerging accounting guidance on accounting for similar (i.e., start-up, software system training and process reengineering) costs.

   The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1997. The cumulative effect of the write-off, which totals $2.8 million (net of tax benefit), has been expensed and reflected in the statements of operations for the year ended December 31, 1997. The pro forma effect on the year ended December 31, 1997 follows (dollars in millions):

                                                                1997
                                                       -----------------------
                                                           As          Pro
                                                        Reported      Forma
                                                       ----------  -----------
Loss from continuing operations....................    $    (19.0) $     (19.0)
Net loss...........................................    $    (19.8) $     (17.0)

NOTE 8--LONG-TERM DEBT

   Components of long term debt at December 31 (in millions)

                                                                Carrying Amount             Fair Value
                                                            ------------------------  -----------------------
                                                               1999          1998        1999         1998
                                                            ----------   -----------  -----------  ----------
Tranche A term loan.......................................      $ 35.4        $  --        $ 35.4       $  --
Tranche B term loan.......................................       196.6           --         196.6          --
Senior Subordinated Debt..................................       315.9           --         339.6          --
Other.....................................................         7.5         14.3           7.5        13.4
                                                                ------        -----        ------       -----
                                                                 555.4         14.3        $579.1       $13.4
                                                                                           ======       =====
Less current portion......................................       (18.3)        (0.9)
                                                                ------        -----
                                                                $537.1        $13.4
                                                                ======        =====

   In connection with the Spin-off, Triad assumed principal balances totaling $673.8 million of debt financing from Columbia/HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% due May 11, 2000, which Triad has repaid with proceeds received from the sale of assets (see NOTE 3), a $65.0 million Tranche A term loan bearing interest at LIBOR plus 3.25% (9.22% per annum at December 31, 1999) with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B term loan bearing interest at LIBOR plus 4% (10.47% per annum at December 31, 1999) with principal amounts due beginning in 1999 through 2005, and $315.2 million senior subordinated notes with a face value of $325.0 million bearing interest at 11% due in 2009 with interest payments due semi-annually. The accretion of the discount relating to the senior subordinated notes was $0.7 million for the year ended December 31, 1999. Triad also assumed various indebtedness of Columbia/HCA related to specific hospitals in the aggregate amount of $8.8 million with interest rates averaging 5.7% per annum maturing over five years.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

   Triad's bank debt is collateralized by a pledge of substantially all of its assets. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

   Triad also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004. No amounts were outstanding as of December 31, 1999.

   A five-year maturity schedule is as follows (in millions):

  2000.......................................................   $ 18.3
  2001.......................................................     13.4
  2002.......................................................     13.9
  2003.......................................................      4.1
  2004.......................................................     95.8
  Thereafter.................................................    419.0
                                                                ------
                                                                 564.5
Less unamortized debt discount-Senior Subordinated Notes          (9.1)
                                                                ------
                                                                $555.4
                                                                ======

   As part of the assumption of the above referenced debt financing, Triad also recorded approximately $6.2 million in related debt issue costs, which are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of the debt issue costs was $2.0 million at December 31, 1999.

   Triad's senior subordinated notes are guaranteed by all operating subsidiaries of Triad (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of Triad and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of Triad has determined that separate financial statements would not be material to investors.

   Triad does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally jointly and severally guarantee the senior subordinated notes. The ownership percentages of Triad and its subsidiaries in these controlled entities range from 51% to 95%.

   Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they would not be material to investors. However, summarized combined financial information for the non-wholly owned Subsidiary Guarantors are as follows:

                                                                                  December 31,    December 31,
Summarized Balance Sheets                                                             1999            1998
-------------------------                                                         -------------  ---------------
  Current assets.................................................................         $10.7            $ 9.7
  Non-current assets.............................................................          57.9             57.6
                                                                                          -----            -----
  Total assets...................................................................         $68.6            $67.3
                                                                                          =====            =====

  Current liabilities............................................................         $ 3.7            $ 2.8
  Non-current liabilities........................................................           2.6              0.2
  Equity.........................................................................          62.3             64.3
                                                                                          -----            -----
  Total liabilities and equity...................................................         $68.6            $67.3
                                                                                          =====            =====

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                                                                                  For the year ended
                                                                  ---------------------------------------------------
                                                                    December 31,     December 31,      December 31,
Summarized Statement of Income                                         1999             1998               1997
------------------------------                                    ---------------  ---------------   ----------------
Revenues..........................................................       $65.0              $63.5             $64.0
Income from continuing operations.................................       $13.6              $20.9             $17.0
Net income........................................................       $13.6              $20.9             $17.0

   Non-current assets shown above include intercompany receivables of $22.4 million and $21.6 million as of December 31, 1999 and 1998, respectively.

NOTE 9 - LEASES

   Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $33.6 million, $40.6 million and $41.2 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 1999:

                                                        Operating       Capital
                                                        ---------       -------
2000................................................    $    20.5       $  0.1
2001................................................         16.8          0.1
2002................................................         14.3          0.1
2003................................................         11.9           --
2004................................................         10.6           --
Thereafter..........................................         28.8           --
                                                           ------        -----
Total minimum payments..............................       $102.9          0.3
                                                           ======
Less amounts representing interest..................                      (0.1)
                                                                         -----
Present value of minimum lease payments.............                     $ 0.2
                                                                         =====

  The following summarizes amounts related to equipment leased by the Company under capital leases at December 31:

                                                            1999          1998
                                                            ----          ----
Equipment.............................................     $ 0.4         $ 0.3
Accumulated amortization..............................      (0.1)         (0.1)
                                                           -----         -----
Net book value........................................     $ 0.3         $ 0.2
                                                           =====         =====

   On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers to an unaffiliated third party pursuant to a long-term lease. Lease income of $16.7 million was recorded in the year ended December 31, 1999. The following summarizes the assets leased at December 31, 1999 (dollars in million):

                                                                     1999
                                                                     ----
Land..........................................................      $  7.7
Buildings.....................................................        53.3
Equipment.....................................................        70.3
                                                                    ------
                                                                     131.3
Accumulated depreciation......................................       (74.0)
                                                                    ------
                                                                    $ 57.3
                                                                    ======

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--LEASES (continued)

   The following is a schedule of minimum future lease income on these leases as of December 31, 1999 (dollars in millions):

2000.................................................            $ 17.0
2001.................................................              17.2
2002.................................................              17.5
2003.................................................              17.7
2004.................................................              18.0
Thereafter...........................................             174.6
                                                                 ------
Total minimum payments...............................            $262.0
                                                                 ======

NOTE 10--STOCK BENEFIT PLANS

   In connection with the Spin-off, Triad adopted the 1999 Long-Term Incentive Plan, for which 5,350,000 shares of Triad's common stock have been reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. On the Spin-off date, 574,804 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. The vested Columbia/HCA stock options were converted into a combination of Triad stock options, Columbia/HCA stock options and LifePoint stock options in a manner that preserves the pre-spin-off intrinsic value and the pre-spin-off ratio of the exercise prices to the underlying market value of the related common stock. On June 10, 1999, 2,867,049 stock options were granted under this plan with an exercise price equal to the market price on the date of the grant. These options are exercisable beginning in part from date of grant to four years after the grant. All options granted under this plan expire in 10 years from date of grant.

   Triad has also adopted the Executive Stock Purchase Plan, for which 1,000,000 shares of Triad's common stock were reserved for issuance. The Executive Stock Purchase Plan granted to specified executives of Triad a right to purchase shares of common stock from Triad. Triad loaned each participant in the plan approximately 100% of the purchase price of Triad's common stock bearing interest at 5.15% per annum, on a full recourse basis. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. In addition, Triad has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is to equal the purchase price of the shares and the options expire in 10 years. 970,000 shares were purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The options are exercisable 50% on the grant date and 50% two years from grant date. The total amount, which has been loaned to participants to purchase shares under the plan, is $9.1 million which was recorded as a reduction to equity.

   Triad adopted various other plans for which 500,000 shares of Triad's common stock have been reserved for issuance. On June 10, 1999, Triad granted under such plans 120,000 options to non-employee directors, with the exercise price equal to the market price at the date of grant and which are exercisable over a four year period. Triad also granted 340,000 options to Columbia/HCA executives with the exercise price equal to market price on the date of grant and which were exercisable on the date of grant. Columbia/HCA paid Triad $1.5 million in exchange for the issuance of these options. All of these options expire 10 years after grant. On November 18, 1999, Triad granted 24,750 options to certain non-employees with an exercise price equal to the market price on the date of grant. These options are exercisable over a four year period and expire 10 years after grant.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

   Information regarding these options for 1999 is summarized below:

                                                           Stock             Option Price       Weighted Average
                                                          Options             Per Share          Exercise Price
                                                   ---------------------  ------------------  ---------------------
Balances, December 31, 1998......................                 -                   -                        -
   Granted.......................................             4,654,103       $0.07 - $18.84                 $11.29
   Exercised.....................................                (8,667)      $0.07 - $12.64                 $ 8.30
   Cancelled.....................................              (194,828)      $0.19 - $18.84                 $12.08
                                                              ---------
Balances, December 31, 1999......................             4,450,608       $0.07 - $18.84                 $11.26
                                                              =========

   The weighted-average fair value of stock options granted to Triad employees during the year ended December 31, 1999, was $4.22 per option. There were 2,118,225 stock options available for grant at December 31, 1999.

   The following table summarizes information regarding the options outstanding at December 31, 1999:

                                                              Options Outstanding              Options Exercisable
                                                   ----------------------------------------  ------------------------
                                                                   Weighted
                                                                    Average      Weighted                  Weighted
                                                      Number       Remaining      Average      Number       Average
                                                   Outstanding    Contractual    Exercise    Exercisable   Exercise
                                                   at 12/31/99       Life          Price     at 12/31/99     Price
                                                   ------------  -------------  -----------  -----------  -----------
Range of Exercise Prices
$0.07 to $5.95..................................        101,502       10 years       $ 4.20      101,502       $ 4.20
$6.07 to $9.44..................................        733,286       10 years       $ 9.32      377,036       $ 9.26
$10.19 to $15.65................................      3,471,231       10 years       $11.59      778,523       $11.92
$16.02 to $18.84................................        144,589       10 years       $18.08      144,589       $18.08

   Triad has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, but continues to measure stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. If Triad had measured compensation cost for the stock options granted to its employees under the fair value based method prescribed by SFAS 123, the net loss would have been changed to the pro forma amounts set forth below (dollars in millions):

                                                    For the year ended
                                                    December 31, 1999
                                                    -----------------
Net loss
     As reported...................................     $   (95.6)
     Pro forma.....................................     $  (100.5)
Basic loss per share:
     As reported...................................     $   (3.12)
     Pro forma.....................................     $   (3.28)

   The fair values of stock options granted to Triad's employees used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

  Risk free interest rate........................................       5.85%
  Expected life..................................................      5 years
  Expected volatility............................................      31.72%
  Expected dividend yield........................................         --

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

   Triad has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 65,982 during the year ended December 31, 1999.

   Triad has a Management Stock Purchase Plan ("MSPP") which provides certain members of management an opportunity to purchase shares of common stock at a discount through payroll deductions over six month intervals. 43,205 shares were issued through the MSPP subsequent to December 31, 1999.

NOTE 11 - RETIREMENT PLANS

   In connection with the Spin-off, Triad established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. The ESOP purchased from Triad, at fair market value, 3,000,000 shares of Triad's common stock. The purchase was primarily financed by the ESOP issuing a promissory note to Triad, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. Triad will make contributions to the ESOP which the ESOP will use to repay the loan. Triad's stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

   The loan to the ESOP is recorded in unearned ESOP compensation and stockholder notes receivable in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares are shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $3.7 million during the year ended December 31, 1999 and the unearned ESOP compensation was $31.0 million at December 31, 1999.

   The ESOP shares as of December 31, 1999 were as follows:

  Shares committed to be released...........................          300,000
  Unreleased shares.........................................        2,700,000
                                                                   ----------
  Total ESOP shares.........................................        3,000,000
                                                                   ==========
  Fair value of unreleased shares...........................    $40.8 million

   Triad has instituted a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant's annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Retirement plan expense under this plan was $7.9 million for the year ended December 31, 1999. Prior to the Spin-off, Triad participated in Columbia/HCA's defined contribution retirement plans, which covered substantially all employees. Benefits were determined primarily as a percentage of a participant's earned income and are vested over specific periods of employee service. Retirement plan expense under this plan was $16.2 million and $18.6 million for the years ended December 31, 1998 and 1997, respectively. Amounts approximately equal to retirement plan expense are funded annually.

   After the Spin-off, Triad instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $0.4 million for the year ended December 31, 1999. Triad contributions are funded periodically during each year.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--LOSS PER SHARE

   Loss per common share is based on the weighted average number of shares outstanding assuming the shares issued at the Spin-off were outstanding at the beginning of 1999, adjusted for the shares issued to the ESOP (see NOTE 11). Weighted average shares for the year ended December 31, 1999 are as follows:

                                                           For the year ended
                                                            December 31, 1999
                                                           ------------------
  Weighted average shares exclusive of ESOP...............         30,484,778
  Average of ESOP shares committed to be released.........            150,000
                                                                   ----------
  Weighted average shares outstanding.....................         30,634,778
                                                                   ==========

   Loss per common share for the year ended December 31, 1998 and 1997 is presented as if the weighted average shares referenced above had been outstanding for each period.

   Stock options outstanding of 4,385,100 at December 31, 1999 were not included for diluted loss per share calculations since the impact is antidilutive.

NOTE 13--AGREEMENTS WITH COLUMBIA/HCA

   As described below, Triad has entered into several agreements with Columbia/HCA to facilitate an orderly change after the Spin-off.

   Columbia/HCA, Triad and LifePoint have entered into a distribution agreement providing for certain arrangements among Columbia/HCA, Triad and LifePoint subsequent to the date of the Spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that Columbia/HCA will indemnify Triad for any losses, which it incurs arising from the pending governmental investigations of certain of Columbia/HCA's business practices. The distribution agreement further provides that Columbia/HCA will indemnify Triad for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and related to such proceedings. Columbia/HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

   Columbia/HCA is negotiating one or more compliance agreements setting forth certain agreements to comply with applicable laws and regulations. Triad is obligated to participate with Columbia/HCA in these negotiations.

   In connection with the Spin-off, Columbia/HCA also agreed to indemnify Triad for any payments which it is required to make in respect to Medicare, Medicaid and Blue Cross cost reports relating to the cost report periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH COLUMBIA/HCA (continued)

   Columbia/HCA, Triad and LifePoint entered into a tax sharing and indemnification agreement, which allocates tax liabilities among Columbia/HCA, Triad and LifePoint, and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the Spin-off as a tax-free transaction. Generally, Columbia/HCA will be responsible for taxes that are allocable to periods prior to the Spin-off, and Columbia/HCA, Triad and LifePoint will each be responsible for its own tax liabilities (including its allocable share of taxes shown on any consolidated, combined or other tax return filed by Columbia/HCA) for periods after the Spin-off. The tax sharing and indemnification agreement prohibits Triad from taking actions that could jeopardize the tax treatment of either the Spin-off or the internal restructuring of Columbia/HCA that preceded the Spin-off, and requires Triad to indemnify Columbia/HCA for any taxes or other losses that result from any such actions.

   Prior to the date of the Spin-off, Columbia/HCA maintained various insurance policies for the benefit of Triad and LifePoint. In connection with the Spin-off, Columbia/HCA, Triad and LifePoint entered into an agreement relating to insurance matters which provides that any claims against insurers outstanding at the Spin-off will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of liability claim, which is the owner of the facility at which the activity which is the subject of the claim occurred. Columbia/HCA will pay Triad any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts (unless such amounts were paid to or accounted for by the affected entity prior to the Spin-off). Columbia/HCA and Triad have ensured that all of the insurance policies in effect after the Spin-off provided the same coverage to Triad that were available prior to the Spin-off. Triad has purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of Columbia/HCA. Any retroactive rate adjustments for periods ending on or before the Spin-off, in respect of such insurance policies, will be paid or received by Columbia/HCA.

   Columbia/HCA's wholly owned subsidiary Columbia Information Services, Inc. ("CIS"), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to the Company. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. CIS charges the Company approximately $19.0 million per year for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS did not warrant that the software and hardware used by CIS in providing services to Triad would be Year 2000 ready, although Triad has not experienced any significant Year 2000 problems in respect of such software . Pursuant to a Year 2000 professional services agreement, Columbia/HCA continued its ongoing program of inspecting medical equipment at Triad's hospitals to assure Year 2000 compliance. Under such agreement, Triad remains solely responsible for any lack of Year 2000 compliance. No Year 2000 problems occurred relating to any medical equipment. The agreement terminates April 30, 2000.

   Columbia/HCA, Triad and LifePoint entered into an agreement relating to benefit and employment matters which allocates responsibilities for employment compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the date of the Spin-off. The agreement generally provides that Triad assumed responsibility for its employees from and after the date of the Spin-off, and that Columbia/HCA retains the liabilities with respect to former employees associated with the facilities and operations of Triad who terminated employment on or prior to the date of the Spin-off. Benefit plans established by Triad generally recognize past service with Columbia/HCA.

   Columbia/HCA also entered into an agreement with Triad, pursuant to which Triad sub-leases from Columbia/HCA its principal executive offices (at the same price per square foot as is payable under the existing Columbia/HCA lease). Triad's sub-lease will terminate on January 31, 2003.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH COLUMBIA/HCA (continued)

   Columbia/HCA also entered into a transitional service agreement with Triad pursuant to which Columbia/HCA will continue to furnish various administrative services to Triad. These services include support in various aspects of payroll processing and tax reporting for employees of Triad, real estate design and construction management, legal, human resources, insurance and accounting matters on an as needed basis. Each agreement will terminate on December 31, 2000, but may be terminated by Triad as to specific services before December 31, 2000.

   The agreements provide that Triad's fees to Columbia/HCA for services provided are based on Columbia/HCA's costs incurred in providing such services.

   Triad is a partner along with Columbia/HCA and LifePoint, in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

   Columbia/HCA entered into agreements with Triad whereby Columbia/HCA will share telecommunications services with the Company under Columbia/HCA's agreements with its telecommunications services provider and whereby Columbia/HCA will make certain account collection services available to Triad.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:

                                                                                        1999    1998    1997
                                                                                        ----    ----    ----
Investing activities:
Swap of Laredo/Victoria facilities
  Transfer of Laredo facility.......................................................    (38.1)    --      --
  Recording  of Victoria facility...................................................     33.9     --      --
Construction-in-process transfer to non-consolidated joint venture..................     27.1     --      --
Escrow established in connection with the sale of Phoenix Medical Center............      4.4     --      --
Sale of facilities prior to Spin-off................................................      3.3     --      --
Financing activities:
Assumption of debt financing in conjuction with Spin-off............................    673.8     --      --
Issuance of note receivable related to establishment of ESOP........................     34.5     --      --

NOTE 15--CONTINGENCIES

 Columbia/HCA Investigations

   Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

   According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and CHAMPUS cost reports for years 1992 and 1993 and a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted of all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee who subsequently agreed to a settlement of charges. According to published reports, the two employees found guilty have appealed their convictions.

   Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

   It is too early to predict the effect of outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

   In connection with the Spin-off, Columbia/HCA has agreed to indemnify Triad in respect of any losses which it may incur as a result of the proceedings described above (see the description of the distribution agreement in NOTE 13 for a description of such indemnification arrangement). If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

   General Liability Claims

   Triad is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contract or for wrongful restriction of a interference with physician's staff privileges. In certain of these actions, claimants have asked for punitive or other damages against Triad that may not be covered by insurance. Triad is currently not a party to any such proceeding which, in management's opinion, would have a material adverse effect on Triad's business, financial condition or results of operations.

   It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad's results of operations, financial position or cash flows.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

   Triad operates in one line of business which is operating hospitals and related health care entities. During the years ended December 31, 1999, 1998 and 1997, approximately 31.9%, 35.2% and 36.5%, respectively, of Triad's revenues related to patients participating in the Medicare program.

   Triad has structured its operations into five divisions. Included in these five divisions are the East Division, West Division and Central Division, which are comprised of eleven, seven and eight general acute care hospitals. The Ambulatory Surgery Center group include Triad's free standing ambulatory surgery centers. These divisions are segregated for operating performance review by management. The Sold and Held for Sale group includes thirteen general acute care hospitals that have either been sold during 1999 or are currently held for sale (See NOTE 3). All of Triad's facilities are located in the southern, western and southcentral United States.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

   The distribution of Triad's revenues, EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following table (dollars in millions):

                                                                             For the year ended December 31,
                                                                         ---------------------------------------
                                                                            1999          1998          1997
                                                                         -----------  ------------  ------------
Revenues:
East Division..........................................................     $  443.6      $  406.6      $  406.4
West Division..........................................................        277.1         266.5         294.0
Central Division.......................................................        305.3         285.9         260.8
Ambulatory Surgery Centers.............................................         49.1          48.4          47.6
Sold and Held for Sale.................................................        239.9         370.8         404.0
Corporate and other....................................................         14.1         210.5         196.5
                                                                            --------      --------      --------
                                                                            $1,329.1      $1,588.7      $1,609.3
                                                                            ========      ========      ========

                                                                              1999          1998           1997
                                                                         --------------  -----------  --------------
EBITDA (a):
East Division..........................................................         $ 76.2        $ 61.7         $ 75.4
West Division..........................................................           39.1          24.7           44.3
Central Division.......................................................           31.2          29.8           39.5
Ambulatory Surgery Centers.............................................           15.7          15.0           17.7
Sold and Held for Sale.................................................          (21.5)         10.0           21.6
Corporate and other....................................................          (16.2)          7.8          (10.7)
                                                                                ------        ------         ------
                                                                                $124.5        $149.0         $187.8
                                                                                ======        ======         ======

                                                                                              December 31,
                                                                                        -----------------------
                                                                                          1999         1998
                                                                                        ----------  -----------
Assets:
East Division..........................................................                   $  503.9     $  405.2
West Division..........................................................                      267.2        235.3
Central Division.......................................................                      349.3        245.2
Ambulatory Surgery Centers.............................................                       84.1         97.4
Sold and Held for Sale.................................................                       15.3        219.3
Corporate and other....................................................                      121.3        168.9
                                                                                          --------     --------
                                                                                          $1,341.1     $1,371.3
                                                                                          ========     ========

     (a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, interest income, management fees, gain on sale of assets, impairment of long-lived assets, minority interest and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17--OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

   A summary of other current liabilities as of December 31 follows (in millions):

                                                         1999         1998
                                                      -----------  ----------
Due to Columbia/HCA...................................     $19.5   $      --
Employee benefit plans................................      10.6        20.7
Taxes, other than income..............................       9.1         9.3
Accrued interest......................................       6.0         0.2
Self insured employee benefit programs................       6.9          --
Other.................................................       5.6         7.6
                                                           -----       -----
                                                           $57.7       $37.8
                                                           =====       =====

   A summary of activity in Triad's allowances for doubtful accounts follows (in millions):

                                                                                                  Accounts
                                                                    Balances at     Additions   Written off,   Balances at
                                                                    Beginning of   Charged to      Net of        End of
                                                                       Period        Expense     Recoveries      Period
                                                                   --------------  -----------  -------------  -----------
Allowances for doubtful accounts:
  Year ended December 31, 1997.................................    $        103.1  $     138.5  $     (104.7)  $     136.9
  Year ended December 31, 1998.................................    $        136.9  $     138.4  $     (119.4)  $     155.9
  Year ended December 31, 1999.................................    $        155.9  $     129.0  $     (128.2)  $     156.7


NOTE 18--UNAUDITED QUARTERLY FINANCIAL INFORMATION

   The quarterly interim financial information shown below has been prepared by Triad's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                                            1999
                                                                    First           Second         Third           Fourth
                                                               ----------------  ------------  -------------  ----------------
  Revenues................................................     $ 367.6               $ 340.1         $321.3         $  300.1
  Net loss................................................     $ (35.9)(a)           $  (9.5)        $  1.8(b)      $  (52.0)(c)
  Basic and diluted loss per share........................     $ (1.20)(a)            $(0.31)        $ 0.06(b)      $  (1.68)(c)

                                                                                            1998
                                                                   First            Second         Third             Fourth
                                                               -------------     ------------  -------------  ----------------
  Revenues................................................     $ 414.0               $ 399.8         $389.6         $  385.3
  Net loss................................................     $  (4.5)              $ (10.1)        $(22.1)(d)     $  (50.4)(e)
  Basic and diluted loss per share........................     $ (0.15)              $ (0.34)        $(0.73)(d)     $  (1.68)(e)

      ----------------
(a) During the first quarter of 1999, Triad recorded a $33.9 million pretax charge related to the impairment of certain long-lived assets
(b) During the third quarter of 1999, Triad recorded a $16.8 million gain on sale of assets and a $4.5 million pretax charge related to the impairment of certain long-lived assets.
(c) During the fourth quarter of 1999, Triad recorded a $8.2 million loss on sale of assets and a $30.8 million pretax charge related to the impairment of certain long-lived assets.
(d) During the third quarter of 1998, Triad recorded a $19.3 million pretax charge related to the impairment of certain long-lived assets.
(e) During the fourth quarter of 1998, Triad recorded a $35.8 million pretax charge related to the impairment of certain long-lived assets.