Form 10-Q
period 2000-03-31
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 2000-05-12
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

As of April 30, 2000, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 34,019,988, and all of the shares of common stock of Triad
         Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                        Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the periods ended March 31, 2000 and 1999
                                   Unaudited
                (Dollars in millions, except per share amounts)


                                                                                                  For the three
                                                                                                  months ended
                                                                                                  ------------
                                                                                            2000                 1999
                                                                                            -----                ----
Revenues.........................................................................       $     311.6           $     367.6

Salaries and benefits............................................................             126.4                 156.9
Supplies.........................................................................              46.9                  54.1
Other operating expenses.........................................................              63.5                  81.7
Provision for doubtful accounts..................................................              24.6                  34.5
Depreciation.....................................................................              19.1                  25.4
Amortization.....................................................................               1.7                   2.6
Interest expense allocated from Columbia/HCA.....................................                --                  17.7
Interest expense, net............................................................              14.9                   0.5
ESOP expense.....................................................................               1.2                    --
Management fees allocated from Columbia/HCA......................................                --                   6.8
Gain on sale of assets...........................................................              (4.2)                   --
Impairment of long-lived assets..................................................               0.9                  33.9
                                                                                        -----------           -----------

Total operating expenses.........................................................             295.0                 414.1
                                                                                        -----------           -----------

Income (loss) before minority interests, equity in earnings and income tax
    (provision) benefit..........................................................              16.6                 (46.5)

Minority interests in earnings of consolidated entities..........................              (2.3)                 (2.2)
Equity in earnings of affiliates.................................................               0.4                   0.4
                                                                                        -----------           -----------
Income (loss) before income tax (provision) benefit..............................              14.7                 (48.3)
Income tax (provision) benefit...................................................              (6.7)                 12.4
                                                                                        -----------           -----------

Net income (loss)................................................................       $       8.0           $     (35.9)
                                                                                        ===========           ===========

Income (loss) per common share:
    Basic........................................................................       $      0.26           $     (1.20)
                                                                                        ===========           ===========
    Diluted......................................................................       $      0.25           $     (1.20)
                                                                                        ===========           ===========
Weighted average shares used in income (loss) per share calculations
    Basic........................................................................        31,339,859            29,898,688
    Diluted......................................................................        32,585,732            29,898,688


         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                          March 31,     December 31,
                                    ASSETS                                                  2000            1999
                                                                                            ----            ----
         Current assets
         --------------
Cash and cash equivalents.....................................................            $   96.7        $   70.9
Accounts receivable, less allowance for doubtful accounts
  of $144.8 at March 31, 2000 and $156.7 at December 31, 1999.................               136.3           150.6
Inventories...................................................................                32.2            32.5
Deferred income taxes.........................................................                43.6            46.5
Other.........................................................................                54.4            52.9
                                                                                          --------        --------

Total current assets..........................................................               363.2           353.4

Property and equipment, at cost:
Land..........................................................................                63.4            63.4
Buildings.....................................................................               488.9           485.8
Equipment.....................................................................               627.3           626.5
Construction in progress......................................................                49.2            44.8
                                                                                          --------        --------
                                                                                           1,228.8         1,220.5
Accumulated depreciation......................................................              (532.6)         (520.8)
                                                                                          --------        --------
                                                                                             696.2           699.7

Intangible assets, net of accumulated amortization............................               173.3           175.9
Investment in  and advances  to  affiliates...................................                76.0           103.0
Other.........................................................................                 8.9             9.1
                                                                                          --------        --------

Total assets..................................................................            $1,317.6        $1,341.1
                                                                                          ========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
         -------------------
Accounts payable..............................................................            $   49.5        $   57.7
Accrued salaries..............................................................                28.8            32.1
Current portion of long-term debt.............................................                15.8            18.3
Other current liabilities.....................................................                36.4            57.7
                                                                                          --------        --------

Total current liabilities.....................................................               130.5           165.8

Long-term debt................................................................               534.2           537.1
Deferred taxes and other liabilities..........................................                36.5            31.3
Minority interests in equity of consolidated entities.........................                47.8            47.0

         Stockholders' equity
         --------------------
Common stock $.01 par value; 90,000,000 shares authorized; 34,010,851
   shares outstanding at March 31, 2000.......................................                 0.3             0.3
Additional paid-in capital....................................................               653.6           653.4
Unearned ESOP compensation and stockholder notes receivable...................               (39.6)          (40.1)
Accumulated deficit...........................................................               (45.7)          (53.7)
                                                                                          --------        --------
Total stockholders' equity....................................................               568.6           559.9
                                                                                          --------        --------

Total liabilities and stockholders' equity....................................            $1,317.6        $1,341.1
                                                                                          ========        ========

           See notes to condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ended March 31, 2000 and 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                                   For the three
                                                                                                    months ended
                                                                                                    ------------
                                                                                               2000              1999
                                                                                               ----              ----
Cash flows from operating activities
Net income (loss)................................................................            $  8.0            $(35.9)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities.................................................
  Provision for doubtful accounts................................................              24.6              34.5
  ESOP expense...................................................................               1.2                --
  Minority interests.............................................................               2.3               2.2
  Equity in earnings of affiliates...............................................              (0.4)             (0.4)
  Depreciation and amortization..................................................              20.8              28.0
  Deferred income taxes..........................................................               6.7             (12.4)
  Impairment of long-lived assets................................................               0.9              33.9
  Gain on sale of assets.........................................................              (4.2)               --
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..........................................................             (12.6)            (25.6)
    Inventories and other assets.................................................              (1.2)              9.3
    Accounts payable and other current liabilities...............................             (33.4)              1.2
    Other........................................................................               0.2                --
                                                                                             ------            ------

  Net cash provided by operating activities......................................              12.9              34.8

Cash flows from investing activities
  Purchases of property and equipment............................................             (15.2)            (19.8)
  Proceeds received on sale of assets............................................               4.0                --
  Investment in and advances to affiliates.......................................              27.8              (0.7)
  Other..........................................................................               2.6               3.1
                                                                                             ------            ------

Net cash provided by (used in) investing activities..............................              19.2             (17.4)

Cash flows from financing activities
  Payments of long-term debt.....................................................              (5.5)             (6.1)
  Distributions to minority partners.............................................              (1.5)            (10.7)
  Proceeds from issuance of common stock.........................................               0.7                --
  Decrease in intercompany balances with Columbia/HCA, net.......................                --              (0.6)
                                                                                             ------            ------

 Net cash used in financing activities...........................................              (6.3)            (17.4)
                                                                                             ------            ------

Change in cash and cash equivalents..............................................              25.8                --
Cash and cash equivalents at beginning of period.................................              70.9                --
                                                                                             ------            ------
Cash and cash equivalents at end of period.......................................            $ 96.7            $   --
                                                                                             ======            ======

Interest payments................................................................            $  6.2            $ 18.3
Income tax payments..............................................................            $   --            $   --

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. ("Triad"). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Triad's Form 10-K.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     Certain prior amounts have been reclassified to conform to the current presentation.

NOTE 2--COMPANY OPERATIONS

     As of January 1, 2000, Triad owned or operated 30 hospitals (including one facility that is leased from others, two facilities that are leased to others and an investment in two hospitals that are accounted for using the equity method), 14 free-standing ambulatory surgery centers (including two investments in ambulatory surgery centers that are accounted for using the equity method) and related health care entities. Two of these hospitals were designated as held for sale and Triad expects to complete the sales of these facilities by December 31, 2000.

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of March 31, 2000, the carrying value of this facility was $7.4 million. For the three months ended March 31, 2000 and 1999, this facility had net revenues of $1.8 million and $6.2 million, respectively and pre-tax losses before impairment charges and income tax benefit of $3.2 million and $0.6 million, respectively.

     Triad received a loan payment from one of its hospital joint ventures of $37.0 million on February 28, 2000.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts. Accordingly, the carrying value of the long-lived assets related to this entity of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three months ended March 31, 2000 and 1999, this entity contributed revenues of $0.9 million and $1.1 million and losses before impairment charges and income taxes of $0.8 million and $0.7 million, respectively.

     In the quarter ended March 31, 1999, the carrying value of the long-lived assets related to certain facilities that were sold during 1999 (3 hospital facilities), of approximately $50.6 million, were reduced to fair value, based on estimates of selling values, for a total non-cash charge of $30.8 million. For the quarter ended March 31, 1999, these three facilities had net revenues of approximately $25.0 million and incurred losses from continuing operations before income tax benefit and the asset impairment charge of approximately $3.8 million.

     During the quarter ended March 31, 1999, Triad recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS (continued)

     The impairment charges for the three months ended March 31, 2000 and 1999, totaling $0.9 million and $33.9 million, respectively, did not have a significant impact on Triad's cash flows and are not expected to significantly impact cash flows for future periods.

NOTE 4--LONG-TERM DEBT

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

     Triad does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally joint and severally guarantee the senior subordinated notes. The ownership percentages of Triad and its subsidiaries in these Triad-controlled entities range from 51% to 95%.

     Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they would not be material to investors. However, summarized combined financial information for the non-wholly owned Subsidiary Guarantors are as follows:

                                                                                       March 31,    December 31,
                                                                                         2000          1999
                                                                                         ----          ----
Summarized Balance Sheets
-------------------------
Current assets................................................................          $ 9.2          $ 8.9
Non-current assets............................................................           52.4           50.8
                                                                                        -----          -----
Total assets..................................................................          $61.6          $59.7
                                                                                        =====          =====

Current liabilities...........................................................          $ 3.8          $ 3.0
Non-current liabilities.......................................................             --             --
Equity........................................................................           57.8           56.7
                                                                                        -----          -----
Total liabilities and equity..................................................          $61.6          $59.7
                                                                                        =====          =====

                                                                                     For the three months ended
                                                                                     --------------------------
                                                                                       March 31,      March 31,
                                                                                         2000           1999
                                                                                         ----           ----
Summarized Statements of Income
-------------------------------
Revenues......................................................................          $15.1          $14.3
Net income....................................................................          $ 4.2          $ 4.6


     Non-current assets shown above include intercompany receivables of $24.6 million and $22.4 million as of March 31, 2000 and December 31, 1999, respectively.

NOTE 5--STOCK BENEFIT PLANS

     On February 18, 2000, Triad granted 1,009,000 stock options under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price on the date of the grant. On April 28, 2000, Triad granted 900,056 stock options under the 1999 Long-Term Incentive Plan with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the numbers of shares available to 6,500,000. All options granted are exercisable over a four-year period and expire 10 years from the date of the grant.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 6--INCOME (LOSS) PER SHARE

     Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). The weighted average number of shares outstanding for the three months ended March 31, 1999 assumes the shares issued at the spin-off from Columbia/HCA of Triad on May 11, 1999 (the "Spin-off") were outstanding at the beginning of 1999. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Weighted average shares for the three months ended March 31, 2000 and 1999 are as follows:

                                                                              For the three       For the three
                                                                              months ended         months ended
                                                                                March 31,             March 31,
                                                                                   2000                1999
                                                                                   ----                ----
     Weighted average shares exclusive of ESOP..............................     31,302,359         28,898,688
     Average of ESOP shares committed to be released........................         37,500                 --
                                                                                 ----------         ----------

     Basic weighted average shares outstanding..............................     31,339,859         28,898,688

     Effect of dilutive securities - employee stock options.................      1,245,873                 --
                                                                                 ----------         ----------
     Diluted weighted average shares outstanding............................     32,585,732         28,898,688
                                                                                 ==========         ==========

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) are summarized in the following table (dollars in millions):

                                                                                      For the three months
                                                                                         ended March 31,
                                                                                       2000               1999
                                                                                       ----               ----
     Revenues:
     East Division.............................................................      $123.8             $109.4
     West Division.............................................................        75.3               72.1
     Central Division..........................................................        85.7               75.5
     Ambulatory Surgery Centers................................................        12.9               12.0
     Sold and Held for Sale....................................................         8.4               93.7
     Corporate and other.......................................................         5.5                4.9
                                                                                     ------             ------
                                                                                     $311.6             $367.6
                                                                                     ======             ======

     EBITDA (a):
     East Division.............................................................       $22.1               $21.2
     West Division.............................................................        13.2                12.5
     Central Division..........................................................        15.7                 6.2
     Ambulatory Surgery Centers................................................         4.2                 3.8
     Sold and Held for Sale....................................................        (3.2)                5.9
     Corporate and other.......................................................        (1.4)               (8.9)
                                                                                      -----               -----
                                                                                      $50.6               $40.7
                                                                                      =====               =====

(a) EBITDA is defined as net income (loss) before depreciation, amortization, interest expense, ESOP expense, gain on sale of assets, management fees, impairment of long-lived assets, minority interest, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 8--CONTINGENCIES

     Columbia/HCA Investigations

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware. On May 5, 2000, Triad was advised that one of such qui tam actions which had recently been unsealed, United States of America (ex.rel.Lanni) v. Curative Health Services. et. al. (98 Civ. 2501, S.D.N.Y. August 24, 1999), listed three of its hospitals as among the various named defendants. This qui tam action alleges various violations arising out of relationships between Curative Health Services and the other defendants. Two of the three Triad hospitals included as defendants ended their relationship with Curative Health Services prior to the Spin-off, while the third hospital maintains an ongoing relationship with Curative.

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

     In connection with the Spin-off, Columbia/HCA has agreed to indemnify Triad in respect of any losses which it may incur as a result of the proceedings described above. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

     General Liability Claims

Triad is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contract or for wrongful restriction of an interference with physician's staff privileges. In certain of these actions, claimants have asked for punitive or other damages against Triad that may not be covered by insurance. Triad is currently not a party to any such proceeding which, in

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 8--CONTINGENCIES (continued)

management's opinion, would have a material adverse effect on Triad's business, financial condition or results of operations.

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

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Triad owns and operates the health care service business which comprised the Pacific Group of Columbia/HCA until the Spin-off. The Spin-off, which occurred on May 11, 1999, marked the beginning of Triad's operations as an independent, publicly traded company.

     During 1999, Triad sold ten hospitals and two ambulatory surgery centers and opened one new hospital, which is accounted for using the equity method. On February 11, 2000, Triad ceased operations of one hospital. Triad sold its partnership interest in a rehabilitation hospital on March 31, 2000.

     The Spin-off, the sales of ten facilities and its partnership interest, cessation of operations of one facility and the opening of one joint venture facility significantly affects the comparability of the results of operations for the three months ending March 31, 2000 to the three months ending March 31, 1999.

     Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, employers and others to contain health care costs, (iii) possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulations affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) claims and legal actions relating to professional liabilities and other matters, (viii) fluctuations in the market value of Triad's common stock, (ix) the departure of key executive officers from Triad, (x) changes in accounting practices, (xi) changes in general economic conditions, (xii) future divestitures which may result in additional charges,
(xiii) the ability to enter into managed care provider arrangements on acceptable terms, (xiv) the availability and terms of capital to fund the expansion of Triad's business, (xv) changes in business strategy or development plans, (xvi) timeliness of reimbursement payments received under government programs and (xvii) other risk factors. As a consequence, current plans anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of Triad. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

     Revenue/Volume Trends

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs was reduced in 2000 and 1999 and will be further reduced with the phasing in of reductions in reimbursement levels. Certain of the reductions from the Balanced Budget Act will be mitigated by the Balanced Budget Refinement Act of 1999. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Patient revenues related to Medicare and Medicaid patients were 36.7% and 46.2% of total patient revenues for the three months ended March 31, 2000 and 1999, respectively. Patient revenues related to managed care plan patients were 34.4% and 29.1% of total patient revenues for the three months ended March 31, 2000 and 1999, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

     As discussed previously, Triad sold ten hospitals during 1999 and ceased operations of one hospital on February 11, 2000. These hospitals had revenues of $1.3 million and $78.4 million for the three months ended March 31, 2000 and 1999, respectively and losses before gain on sales of assets, impairment charges and income taxes of $2.7 million and $21.8 million, respectively.

     Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 51.0% and 45.5% of patient revenues for the three months ended March 31, 2000 and 1999, respectively.

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

     In connection with the Spin-off, Columbia/HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify Columbia/HCA for and pay to Columbia/HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from Columbia/HCA relating to the indemnification of $29.6 million as of March 31, 2000.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Operating Results Summary

The following is a summary of operating results for the three months ended March 31, 2000 and 1999 (dollars in millions, except per share amounts and ratios):


                                                                       For the three months ended
                                                                       --------------------------
                                                                    2000                       1999
                                                                    ----                       ----
                                                              Amount      Percentage   Amount       Percentage
                                                              ------      ----------   ------       ----------
Revenues.................................................      $311.6        100.0      $367.6        100.0

Salaries and benefits....................................       126.4         40.6       156.9         42.7
Supplies.................................................        46.9         15.1        54.1         14.7
Other operating expenses.................................        63.5         20.4        81.7         22.2
Provision for doubtful accounts..........................        24.6          7.9        34.5          9.4
Depreciation and amortization............................        20.8          6.7        28.0          7.6
Interest expense allocated from Columbia/HCA.............          --           --        17.7          4.8
Interest expense.........................................        14.9          4.8         0.5          0.1
ESOP expense.............................................         1.2          0.4          --           --
Management fees allocated from Columbia/HCA..............          --           --         6.8          1.8
Gain on sale of assets...................................        (4.2)        (1.3)         --           --
Impairment of long-lived assets..........................         0.9          0.3        33.9          9.2
                                                               ------        -----      ------        -----
                                                                295.0         94.7       414.1        112.6
                                                               ------        -----      ------        -----
Income (loss) before minority interests, equity in
  earnings and income tax (provision) benefit............        16.6          5.3       (46.5)       (12.6)
Minority interests in earnings of consolidated entities..        (2.3)        (0.7)       (2.2)        (0.6)
Equity in earnings of affiliates.........................         0.4          0.1         0.4          0.1
                                                               ------        -----      ------        -----
Income (loss) before income tax (provision) benefit......        14.7          4.7       (48.3)       (13.1)
Income tax (provision) benefit...........................        (6.7)        (2.1)       12.4          3.4
                                                               ------        -----      ------        -----

Net income (loss)........................................      $  8.0          2.6      $(35.9)        (9.8)
                                                               ======        =====      ======        =====

Income (loss) per common share
  Basic..................................................      $   0.26                 $  (1.20)
  Diluted................................................      $   0.25                 $  (1.20)
EBITDA (a)...............................................      $   50.6                 $   40.8
Number of hospitals at end of period (b)
  Owned and managed......................................            25                       36
  Joint ventures.........................................             2                        1
  Leased to others.......................................             2                        2
                                                               --------                 --------
  Total..................................................            29                       39

Ongoing operations: (c)
Licensed beds at end of period (d).......................         3,610                    3,566
Available beds at end of period (e)......................         3,177                    3,123
Admissions (f)
  Owned and managed......................................        33,581                   33,255
  Joint ventures.........................................         2,681                    1,525
                                                               --------                 --------
  Total..................................................        36,262                   34,780
Adjusted admissions (g)..................................        56,080                   54,557
Outpatient visits........................................       330,641                  322,877
Surgeries................................................        51,667                   47,822
Average length of stay (h)...............................           4.5                      4.6
Outpatient revenue percentage............................          51.0%                    49.8%
Inpatient revenue per admission..........................      $  4,365                 $  4,236
Outpatient revenue per outpatient visit..................      $    462                 $    433
Patient revenue per adjusted admission...................      $  5,336                 $  5,145

(a) EBITDA is defined as net income (loss) before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, management fees, impairment of long-lived assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income
    (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

     to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.
(c)  Ongoing operations exclude facilities that were sold or closed.
(d) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(e)  Available beds are those beds a facility actually has in use.
(f) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(g) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(h) Represents the average number of days an admitted patient stays in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

Three Months Ended March 31, 2000 and 1999

          Income before income taxes increased to $14.7 million in the three months ended March 31, 2000 from a loss of $48.3 million in the three months ended March 31, 1999. The increase in pretax income was attributable to a $4.2 million gain on sale of a joint venture interest during the three months ended March 31, 2000 and impairment charges of $33.9 million in the three months ended March 31, 1999. Additional factors contributing to the increase were decreases in losses of $19.1 million in the facilities that were divested and $6.7 million improvement in the operations of the facilities that comprise ongoing operations.

     Revenues decreased 15.2% to $311.6 million in the three months ended March 31, 2000 compared to $367.6 million in the three months ended March 31, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. In the three months ended March 31, 1999, these facilities had revenues of $78.4 million. This decrease was partially offset by increases of $21.1 million for the facilities that comprise ongoing operations. For the three months ended March 31, 2000 compared to the three months ended March 31, 1999, admissions for the ongoing operations increased 1.0%, adjusted admissions increased 2.8%, and revenues per adjusted admissions from ongoing operations increased 4.3%. This was due primarily to a 2.4% increase in outpatient visits, rate increases for outpatient procedures, and increased acuity in inpatient procedures.

     Salaries and benefits, as a percentage of revenues, decreased to 40.6% in the three months ended March 31, 2000 from 42.7% in the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999, salaries and benefits for the facilities sold or closed were $2.4 million and $40.5 million, respectively. These salaries and benefits during the three months ended March 31, 2000 were primarily related to severance costs associated with the closure of one facility in February 2000. Salaries and benefits for ongoing operations decreased 0.3% as a percentage of revenue in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease was primarily attributable to a $2.8 million favorable adjustment relating to Triad's retirement plan contributions. The decrease was partially offset by an increase in costs per full time equivalent and the addition of corporate staff after the Spin-off.

     Supply costs increased as a percentage of revenues to 15.1% in the three months ended March 31, 2000 from 14.7% in the three months ended March 31, 1999. For the three months ended March 31, 1999, supplies for the facilities sold or closed were $12.5 million. Supplies for ongoing operations increased 0.7% as a percentage of revenue in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was attributable to higher patient acuity and increase in prices.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 20.4% in the three months ended March 31, 2000 compared to 22.2% in the three months ended March 31, 1999. For the three months ended March 31, 1999, other operating expenses for the facilities sold or closed were $20.2

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


million. Other operating expenses for ongoing operations decreased 1.3% as a percentage of revenue in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This decrease was due primarily to the increase in revenues.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.9% in the three months ended March 31, 2000 compared to 9.4% in the three months ended March 31, 1999. For the three months ended March 31, 1999, provision for doubtful accounts for the facilities sold or closed was $10.6 million. Provision for doubtful accounts for ongoing operations decreased 0.4% as a percentage of revenue in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This was due primarily to improved collections on accounts as a result of an increased focus by management after the Spin-off.

     Depreciation and amortization decreased as a percentage of revenues to 6.7% in the three months ended March 31, 2000 from 7.6% in the three months ended March 31, 1999, primarily due to $6.9 million in 1999 depreciation for the facilities sold or closed.

     Interest expense allocated from Columbia/HCA, which was represented by interest incurred on the net intercompany balance with Columbia/HCA, was $17.7 million in the three months ended March 31, 1999. The intercompany balances were eliminated at the Spin-off.

     Interest expense, which is offset by $1.1 million of interest income, increased to $14.9 million in the three months ended March 31, 2000 from $0.5 million in the three months ended March 31, 1999 due to the assumption of additional debt from Columbia/HCA in the Spin-off.

     Management fees allocated from Columbia/HCA were $6.8 million during the three months ended March 31, 1999. No management fees were allocated during the three months ended March 31, 2000 due to the Spin-off from Columbia/HCA.

     Gain on sale of assets were $4.2 million during the three months ended March 31, 2000 due to the sale of Triad's partnership interest in a rehabilitation hospital during the quarter.

     Impairments on long-lived assets were $0.9 million and $33.9 million during the three months ended March 31, 2000 and 1999, respectively. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract was reduced to fair value, based on estimated disposal value. The impairments during 1999 were due to reductions of the book value of certain facilities that Triad divested during 1999 to fair value, based on estimates of selling values.

     Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, as a percentage of revenues remained relatively unchanged in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     Equity in earnings of affiliates remained unchanged for the three months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $12.9 million in the three months ended March 31, 2000 compared to $34.8 million in the three months ended March 31, 1999. The decrease was due to a decrease in accounts payable and other current liabilities and an increase in inventories and other assets. This was offset by a smaller increase in accounts receivable in the three months ended March 31, 2000 than in the three months ended March 31, 1999.

     Cash provided by investing activities was $19.2 million in the three months ended March 31, 2000 compared to cash used of $17.4 million in the three months ended March 31, 1999. This was due to a $37.0 million loan repayment from one of its hospital joint ventures during the three months ended March 31, 2000. Also, Triad received $4.0 million in proceeds on the sale of its partnership interest in a rehabilitation hospital during the three months ended March 31, 2000. Triad expects to expend approximately $90 million ($65 million for expansion) in capital expenditures for the remainder of 2000.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


     Cash used in financing activities decreased to $6.3 million in the three months ended March 31, 2000 compared to $17.4 million in the three months ending March 31, 1999. This decrease was due to decreases in distributions to minority partners.

     Triad received a loan repayment from one of its hospital joint ventures of $37.0 million on February 28, 2000.

     On March 31, 2000 Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

     Triad has a $125.0 million line of credit which bears interest at LIBOR plus 2.75%. No amounts were outstanding under the revolving credit facility at March 31, 2000.

     In January 1999, Triad entered into a fifteen year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers, with lease payments of approximately $17.0 million per year. The lessee has an option to purchase the facilities exercisable annually beginning in January 2001 for approximately $130.0 million in January 2001. The lessee has notified Triad that it does not intend to exercise its option in January 2001, although it may do so in the future.

     On April 28, 2000, Triad purchased 28.7 acres of land for $2.5 million in Las Cruces, New Mexico for future development.

     At March 31, 2000, Triad had working capital of $232.7 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2000.

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

   Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations, which includes Triad for the periods prior to the Spin-off which are presented herein. The extent to which Triad may or may not continue in the future to be affected by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted.

   Pursuant to the distribution agreement entered into by and among Columbia/HCA and Triad in connection with the Spin-off, Columbia/HCA has agreed to indemnify Triad in respect of any losses which it may incur arising from the governmental investigations described above and from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA.

   Columbia/HCA has also agreed to indemnify Triad in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Spin-off and related to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by Triad is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to Triad in an amount, if positive, equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the pending governmental investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

material adverse effect on the business, financial position, results of operations or prospects of Triad. Columbia/HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off.

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

HEALTH CARE REFORM

     In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Triad's markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act as previously discussed). While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Triad is exposed to market risk related to changes in interest rates. No derivatives are currently used to alter the interest rate characteristics of Triad's debt instruments.

     With respect to Triad's interest-bearing liabilities, approximately $226.5 million of long-term debt at March 31, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $323.5 million at March 31, 2000 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $559.1 million at March 31, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $2.3 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

                          Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number                             Description
--------------                             -----------

3.1 Certificate of Incorporation of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2 By-Laws of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.3 Certificate of Incorporation of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
3.4 By-Laws of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
27.1                Financial Data Schedule for Triad (for Commission use only).
27.2 Financial Data Schedule for Triad Holdings (for Commission use only).

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2000:

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Triad Hospitals, Inc.
Date: March 12, 2000               By: /s/ BURKE W. WHITMAN
                                       ----------------------
                                   Burke W. Whitman
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Triad Hospitals Holdings, Inc.
Date: March 12, 2000               By: /s/ BURKE W. WHITMAN
                                       ----------------------
                                   Burke W. Whitman
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number                             Description
--------------                             -----------

3.1 Certificate of Incorporation of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2 By-Laws of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.3 Certificate of Incorporation of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
3.4 By-Laws of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
27.1                Financial Data Schedule for Triad (for Commission use only).
27.2 Financial Data Schedule for Triad Holdings (for Commission use only).