Form 10-Q
period 2000-06-30
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 2000-08-11
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                    YES   X                         NO_____
                        -----

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

 As of July 31, 2000, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 34,288,499, and all of the shares of common stock of Triad
          Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                         Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the periods ended June 30, 2000 and 1999
                                   Unaudited
                (Dollars in millions, except per share amounts)



                                                           For the three                     For the six
                                                            months ended                     months ended
                                                           -------------                     ------------
                                                        2000            1999            2000             1999
                                                    -----------     -----------     -----------      -----------
Revenues.......................................     $     302.5     $     340.1     $     614.1      $     707.7

Salaries and benefits..........................           124.4           146.6           250.8            303.5
Supplies.......................................            45.3            48.5            92.2            102.6
Other operating expenses.......................            65.8            79.3           129.3            161.0
Provision for doubtful accounts................            25.1            33.1            49.7             67.6
Depreciation...................................            18.7            23.9            37.8             49.3
Amortization...................................             1.7             2.4             3.4              5.0
Interest expense allocated from HCA............              --             5.0              --             22.7
Interest expense...............................            15.4             9.5            31.4             10.0
Interest income................................            (1.8)           (0.6)           (2.9)            (0.6)
ESOP expense...................................             1.5             0.5             2.7              0.5
Management fees allocated from HCA.............              --             2.1              --              8.9
Gain on sale of assets.........................            (0.2)             --            (4.4)              --
Impairment of long-lived assets................              --              --             0.9             33.9
                                                    -----------     -----------     -----------      -----------

Total operating expenses.......................           295.9           350.3           590.9            764.4
                                                    -----------     -----------     -----------      -----------

Income (loss) before minority interests,
 equity in earnings and income tax (provision)
 benefit......................................             6.6           (10.2)           23.2            (56.7)

Minority interests in earnings of consolidated             (2.1)           (2.5)           (4.4)            (4.7)
 entities......................................
Equity in earnings (loss) of affiliates........            (0.8)           (1.9)           (0.4)            (1.5)
                                                    -----------     -----------     -----------      -----------
Income (loss) before income tax (provision)                 3.7           (14.6)           18.4            (62.9)
 benefit.......................................
Income tax (provision) benefit.................            (2.6)            5.1            (9.3)            17.5
                                                    -----------     -----------     -----------      -----------

Net income (loss)..............................     $       1.1     $      (9.5)    $       9.1      $     (45.4)
                                                    ===========     ===========     ===========      ===========

Income (loss) per common share:
    Basic......................................     $      0.03     $     (0.31)    $      0.29      $    (1.51)
                                                    ===========     ===========     ===========      ===========
    Diluted....................................     $      0.03     $     (0.31)    $      0.27      $    (1.51)
                                                    ===========     ===========     ===========      ===========
Weighted average shares used in income (loss)
 per share calculations
    Basic......................................      31,467,170      30,300,016      31,403,514       30,111,116
    Diluted....................................      33,680,419      30,300,016      33,133,075       30,111,116

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                          June 30,           December 31,
                              ASSETS                                                        2000                 1999
                                                                                          --------             --------
         Current assets
         --------------
Cash and cash equivalents.....................................................            $   81.7             $   70.9
Accounts receivable, less allowance for doubtful accounts
  of $136.2 at June 30, 2000 and $156.7 at December 31, 1999..................               138.9                150.6
Inventories...................................................................                32.8                 32.5
Deferred income taxes.........................................................                42.4                 46.5
Other.........................................................................                60.3                 52.9
                                                                                          --------             --------

Total current assets..........................................................               356.1                353.4

Property and equipment, at cost:
Land..........................................................................                66.0                 63.4
Buildings.....................................................................               498.3                485.8
Equipment.....................................................................               641.7                626.5
Construction in progress......................................................                44.5                 44.8
                                                                                          --------             --------
                                                                                           1,250.5              1,220.5
Accumulated depreciation......................................................              (549.9)              (520.8)
                                                                                          --------             --------
                                                                                             700.6                699.7

Intangible assets, net of accumulated amortization............................               172.4                175.9
Investment in and advances to affiliates......................................                76.1                103.0
Other.........................................................................                10.1                  9.1
                                                                                          --------             --------

Total assets..................................................................            $1,315.3             $1,341.1
                                                                                          ========             ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
         -------------------
Accounts payable..............................................................            $   48.5             $   57.7
Accrued salaries..............................................................                31.5                 32.1
Current portion of long-term debt.............................................                13.4                 18.3
Other current liabilities.....................................................                27.9                 57.7
                                                                                          --------             --------

Total current liabilities.....................................................               121.3                165.8

Long-term debt................................................................               530.9                537.1
Deferred taxes and other liabilities..........................................                40.9                 31.3
Minority interests in equity of consolidated entities.........................                47.8                 47.0
        Stockholders' equity
        --------------------
Common stock $.01 par value; 90,000,000 shares authorized; 34,220,198
   shares outstanding at June 30, 2000........................................                 0.3                  0.3
Additional paid-in capital....................................................               657.1                653.4
Unearned ESOP compensation and stockholder notes receivable...................               (38.4)               (40.1)
Accumulated deficit...........................................................               (44.6)               (53.7)
                                                                                          --------             --------
Total stockholders' equity....................................................               574.4                559.9
                                                                                          --------             --------

Total liabilities and stockholders' equity....................................            $1,315.3             $1,341.1
                                                                                          ========             ========

         See notes to the condensed consolidated financial statements.


                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ended June 30, 2000 and 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                     For the six
                                                                                    months ended
                                                                                    ------------
                                                                                    2000                1999
                                                                                  ------             -------
Cash flows from operating activities
Net income (loss).....................................................            $  9.1             $ (45.4)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
  Provision for doubtful accounts.....................................              49.7                67.6
  ESOP expense........................................................               2.7                 0.5
  Minority interests..................................................               4.4                 4.7
  Equity in earnings of affiliates....................................               0.4                 1.5
  Depreciation and amortization.......................................              41.2                54.3
  Deferred income taxes...............................................               9.3               (17.5)
  Impairment of long-lived assets.....................................               0.9                33.9
  Gain on sale of assets..............................................              (4.4)                 --
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable...............................................             (40.3)              (53.1)
    Inventories and other assets......................................              (7.5)                8.4
    Accounts payable and other current liabilities....................             (38.9)               22.4
    Other.............................................................               5.0                 4.3
                                                                                  ------             -------

Net cash provided by operating activities.............................              31.6                81.6

Cash flows from investing activities
  Purchases of property and equipment.................................             (35.7)              (66.0)
  Investment in and advances to affiliates............................              27.5               (53.9)
  Proceeds received on sale of assets.................................               4.0                 4.3
  Other...............................................................              (3.8)                7.2
                                                                                  ------             -------

Net cash used in investing activities.................................              (8.0)             (108.4)

Cash flows from financing activities
  Payments of long-term debt..........................................             (11.6)              (11.1)
  Proceeds from issuance of common stock..............................               3.0                  --
  Distributions to minority partners..................................              (4.2)              (12.7)
  Decrease in intercompany balances with HCA, net.....................                --               106.2
                                                                                  ------             -------

 Net cash provided by (used in) financing activities..................             (12.8)               82.4
                                                                                  ------             -------

Change in cash and cash equivalents...................................              10.8                55.6
Cash and cash equivalents at beginning of period......................              70.9                  --
                                                                                  ------             -------
Cash and cash equivalents at end of period............................            $ 81.7             $  55.6
                                                                                  ======             =======

Interest payments.....................................................            $ 29.1             $  26.0
Income tax payments...................................................            $   --             $   --

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

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of June 30, 2000, the carrying value of this facility was $7.3 million. For the three months ended June 30, 2000 and 1999, this facility had net revenues of $0.1 million and $5.3 million, respectively, and losses before impairment charges and income tax benefit of $0.4 million and $1.0 million, respectively. For the six months ended June 30, 2000 and 1999, this facility had net revenues of $1.9 million and $11.6 million, respectively, and losses before impairment charges and income tax benefit of $3.6 million and $1.6 million, respectively.

     Triad received loan payments from one of its hospital joint ventures of $37.0 million on February 28, 2000 and $3.7 million on April 11, 2000.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

     On June 1, 2000, Triad's partner in an ambulatory surgery center joint venture in Arizona contributed the assets of an ambulatory surgery center to the joint venture. Triad paid its partner $0.6 million for a majority interest in these assets.

     On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems, Inc. for a cash price of approximately $107.0 million plus approximately $10.0 million in working capital. The definitive agreement also includes the acquisition of a hospital in Statesville, North Carolina, but Triad has assigned the rights to acquire this hospital to a third party in a simultaneous closing. Triad expects that the transaction to become effective on or about October 1, 2000.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts, which negotiations are still ongoing. Accordingly, the carrying value of the long-lived assets associated with this contract of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three months ended June 30, 2000 and 1999, this entity

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS (continued)

contributed revenues of $0.8 million and $0.9 million respectively, and losses before impairment charges and income taxes of $0.8 million and $1.4 million, respectively. For six months ended June 30, 2000 and 1999, this entity contributed revenues of $1.7 million and $2.0 million, respectively, and losses before impairment charges and income taxes of $1.6 million and $2.1 million, respectively.

     In the quarter ended March 31, 1999, the carrying value of the long-lived assets related to certain facilities that were sold during 1999 (3 hospital facilities), of approximately $50.6 million, was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $30.8 million. For the three and six months ended June 30, 1999, these three facilities had net revenues of approximately $21.7 million and $46.7 million, respectively, and incurred losses before income tax benefit and the asset impairment charge of approximately $4.7 million and $8.2 million, respectively.

     During the quarter ended March 31, 1999, Triad recorded further impairment losses of $3.1 million related to one hospital facility where the recorded asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets are continuing to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

     The impairment charges for the six months ended June 30, 2000 and 1999, totaling $0.9 million and $33.9 million, respectively, did not have a significant impact on Triad's cash flows and are not expected to significantly impact cash flows for future periods.

NOTE 4--LONG-TERM DEBT

     Triad Hospital Holdings Inc.'s senior subordinated notes were guaranteed by all operating subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally joint and severally guarantee the senior subordinated notes. The percentages of these entities owned by Triad range from 70% to 95%. On June 26, 2000, Triad obtained a release of the guarantee of one of the non-wholly owned Subsidiary Guarantors (the "Non-Guarantor Subsidiary"). Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they are inconsequential.

     Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), Triad Hospitals Holdings, Inc., the combined Guarantor Subsidiaries and the Non-Guarantor Subsidiary are as follows:

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 4 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                    For the three months ended June 30, 2000
                                   Unaudited
                             (Dollars in millions)


                                                                                         Non-
                                          Triad       Triad Hospitals    Guarantor     Guarantor
                                      Hospitals,Inc.   Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
Revenues............................  $           --   $           --   $      289.3   $     13.1   $        0.1   $      302.5

Salaries and benefits...............             0.3               --          120.6          3.5             --          124.4
Supplies............................              --               --           42.1          3.2             --           45.3
Other operating expenses............              --               --           63.9          1.9             --           65.8
Provision for doubtful accounts.....              --               --           24.8          0.3             --           25.1
Depreciation........................              --               --           18.2          0.5             --           18.7
Amortization........................              --               --            1.6          0.1             --            1.7
Interest expense allocated..........              --               --             --         (0.1)           0.1             --
Interest expense....................              --             15.1           (1.5)          --             --           13.6
ESOP expense........................             1.5               --             --           --             --            1.5
Management fees.....................              --               --           (0.1)         0.1             --             --
Gain on sale of assets..............              --               --           (0.2)          --             --           (0.2)
Impairment of long lived assets.....              --               --             --           --             --             --
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total operating expenses............             1.8             15.1          269.5          9.4            0.1          295.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Income (loss) before minority
  interest, equity in earnings
  and income tax (provision)
  benefit...........................            (1.8)           (15.1)          19.9          3.6             --            6.6
Minority interests..................              --               --           (2.1)          --             --           (2.1)
Equity in earnings of affiliates....             2.9             20.6            2.8           --          (27.1)          (0.8)
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before income tax
 (provision) benefit................             1.1              5.5           20.6          3.6          (27.1)           3.7


Income tax (provision) benefit......             --              (2.6)            --           --             --           (2.6)
                                      --------------   --------------   ------------   ----------   ------------   ------------

Net income (loss)...................  $          1.1   $          2.9   $       20.6   $      3.6   $      (27.1)  $        1.1
                                      ==============   ==============   ============   ==========   ============   ============


                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 4 - LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                    For the three months ended June 30, 1999
                                   Unaudited
                             (Dollars in millions)


                                                                                          Non-
                                            Triad      Triad Hospitals   Guarantor      Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------

Revenues............................  $           --   $           --   $      327.3   $     12.8   $         --   $      340.1

Salaries and benefits...............              --               --          143.3          3.3             --          146.6
Supplies............................              --               --           45.5          3.0             --           48.5
Other operating expenses............              --               --           77.3          2.0             --           79.3
Provision for doubtful accounts.....              --               --           32.9          0.2             --           33.1
Depreciation........................              --               --           23.3          0.6             --           23.9
Amortization........................              --               --            2.3          0.1             --            2.4
Interest expense allocated..........              --               --            5.7         (0.7)            --            5.0
Interest expense....................              --              9.1           (0.2)          --             --            8.9
ESOP expense........................             0.5               --             --           --             --            0.5
Management fees.....................              --               --            2.0          0.1             --            2.1
(Gain) loss on sale of assets.......              --               --             --           --             --             --
Impairment of long lived assets.....              --               --             --           --             --             --
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total operating expenses............             0.5              9.1          332.2          8.5             --          350.3
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before minority
  interest, equity in earnings
  and income tax (provision)
  benefit...........................            (0.5)            (9.1)          (4.9)         4.3             --          (10.2)
Minority interests..................              --               --           (2.5)          --             --           (2.5)
Equity in earnings of affiliates....            (9.0)           (17.4)           2.4           --           22.1           (1.9)
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before income tax
 (provision) benefit................            (9.5)           (26.5)          (5.0)         4.3           22.1          (14.6)


Income tax (provision) benefit......              --             17.5          (12.4)          --             --            5.1
                                      --------------   --------------   ------------   ----------   ------------   ------------

Net income (loss)                     $         (9.5)  $         (9.0)  $      (17.4)  $      4.3   $       22.1   $       (9.5)
                                      ==============   ==============   ============   ==========   ============   ============


                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 4 - LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                     For the six months ended June 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                          Non-
                                         Triad         Triad Hospitals    Guarantor    Guarantor
                                      Hospitals, Inc.   Holdings, Inc.  Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
Revenues............................  $           --   $           --   $      588.2   $     25.9   $         --   $      614.1

Salaries and benefits...............             0.3               --          243.9          6.6             --          250.8
Supplies............................              --               --           86.0          6.2             --           92.2
Other operating expenses............              --               --          125.3          4.0             --          129.3
Provision for doubtful accounts.....              --               --           49.1          0.6             --           49.7
Depreciation........................              --               --           36.8          1.0             --           37.8
Amortization........................              --               --            3.2          0.2             --            3.4
Interest expense allocated..........              --               --             --         (0.1)           0.1             --
Interest expense, net...............              --             30.9           (2.4)          --             --           28.5
ESOP expense........................             2.7               --             --           --             --            2.7
Management fees.....................              --               --             --          0.1           (0.1)            --
Gain on sale of assets..............              --               --           (4.4)          --             --           (4.4)
Impairment of long lived assets.....              --               --            0.9           --             --            0.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total operating expenses............             3.0             30.9          538.4         18.6             --          590.9
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before minority
  interests, equity in earnings
  and income tax provision..........            (3.0)           (30.9)          49.8          7.3             --           23.2
Minority interests..................              --               --           (4.4)          --             --           (4.4)
Equity in earnings (loss) of
  affiliates........................            12.1             52.3            6.9           --          (71.7)          (0.4)
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before income tax
   provision........................             9.1             21.4           52.3          7.3          (71.7)          18.4
Income tax provision................              --             (9.3)            --           --             --           (9.3)
                                      --------------   --------------   ------------   ----------   ------------   ------------


Net income (loss)...................  $          9.1   $         12.1   $       52.3   $      7.3   $      (71.7)  $        9.1
                                      ==============   ==============   ============   ==========   ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 4 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                     For the six months ended June 30, 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                          Non-
                                          Triad        Triad Hospitals    Guarantor    Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
Revenues............................  $           --   $           --   $      683.6   $     24.8   $       (0.7)  $      707.7

Salaries and benefits...............              --               --          297.1          6.4             --          303.5
Supplies............................              --               --           96.9          5.7             --          102.6
Other operating expenses............              --               --          157.2          3.8             --          161.0
Provision for doubtful accounts.....              --               --           67.2          0.4             --           67.6
Depreciation........................              --               --           48.1          1.2             --           49.3
Amortization........................              --               --            4.7          0.3             --            5.0
Interest expense allocated..........              --               --           24.7         (1.3)          (0.7)          22.7
Interest expense net................              --              9.1            0.3           --             --            9.4
ESOP expense........................             0.5               --             --           --             --            0.5
Management fees.....................              --               --            8.8          0.1             --            8.9
Gain on sale of assets..............              --               --             --           --             --             --
Impairment of long lived assets.....              --               --           30.8          3.1             --           33.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total operating expenses............             0.5              9.1          735.8         19.7           (0.7)         764.4
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before minority
  interests, equity in earnings
  and income tax benefit............            (0.5)           (9.1)         (52.2)          5.1             --          (56.7)
Minority interests..................              --              --           (4.7)           --             --           (4.7)
Equity in earnings (loss) of
  affiliates........................            (9.0)           (17.4)           3.6           --           21.3           (1.5)
                                      --------------   --------------   ------------   ----------   ------------   ------------

Income (loss) before income tax
  benefit...........................            (9.5)           (26.5)         (53.3)         5.1           21.3          (62.9)
Income tax benefit..................              --             17.5             --           --             --           17.5
                                      --------------   --------------   ------------   ----------   ------------   ------------


Net income (loss)...................  $         (9.5)  $         (9.0)  $      (53.3)  $      5.1   $       21.3   $      (45.4)
                                      ==============   ==============   ============   ==========   ============   ============


                     Condensed Consolidating Balance Sheets
                                 June 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                          Non-
                                          Triad       Triad Hospitals    Guarantor      Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
               Assets
Current assets
   Cash and cash equivalents........  $           --   $           --   $       81.7    $      --   $         --   $       81.7
   Accounts receivable, net.........              --               --          131.8          7.1             --          138.9
   Other current assets.............              --             42.4           91.9          1.2             --          135.5
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total current assets................              --             42.4          305.4          8.3             --          356.1

Net property and equipment, at
  cost..............................              --               --          693.5          7.1             --          700.6

Investments in subsidiaries.........           570.7          1,286.9          127.6           --       (1,909.1)          76.1
Due from affiliates.................             3.7               --          150.9         29.7         (184.3)            --
Other assets........................              --              3.7          168.0         10.8             --          182.5
                                      --------------   --------------   ------------   ----------   ------------   ------------

Total assets........................  $        574.4   $      1,333.0       $1,445.4   $     55.9   $   (2,093.4)  $    1,315.3
                                      ==============   ==============   ============   ==========   ============   ============

     Liabilities and Equity
Current liabilities.................  $           --   $         17.4   $      100.3   $      3.6  $          --   $      121.3
Due to affiliates...................              --            184.3             --           --         (184.3)            --
Long-term debt......................              --            525.4            5.5           --             --          530.9
Deferred taxes and other
  liabilities.......................              --             35.2            4.9          0.8             --           40.9
Minority interests in equity of
   consolidated entities............              --               --           47.8           --             --           47.8
Equity..............................           574.4            570.7        1,286.9         51.5       (1,909.1)         574.4
                                      --------------   --------------   ------------   ----------   ------------   ------------


Total liabilities and equity........  $        574.4   $      1,333.0   $    1,445.4   $     55.9   $   (2,093.4)  $    1,315.3
                                      ==============   ==============   ============   ==========   ============   ============


                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 4 - LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                               December 31, 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                         Non-
                                           Triad      Triad Hospitals     Guarantor    Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
                  Assets
Current assets
    Cash and cash equivalents.......  $           --   $           --   $       70.8    $     0.1   $         --   $       70.9
    Accounts receivable, net........              --               --          144.3          6.3             --          150.6
    Other current assets............              --             46.3           84.3          1.3             --          131.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total current assets................              --             46.3          299.4          7.7             --          353.4

Net property and equipment, at
  cost..............................              --               --          692.3          7.4             --          699.7

Investments in subsidiaries.........           559.1          1,236.0          152.7           --       (1,844.8)         103.0
Due from affiliates.................             0.8               --          115.0         27.0         (142.8)            --
Other assets........................              --              4.1          170.2         10.7             --          185.0
                                      --------------   --------------   ------------   ----------   ------------   ------------


Total assets........................  $        559.9   $      1,286.4   $    1,429.6   $     52.8   $   (1,987.6)  $    1,341.1
                                      ==============   ==============   ============   ==========   ============   ============

Liabilities and Equity
Current liabilities.................  $           --   $         23.0   $      140.4   $      2.4  $          --   $      165.8
Due to affiliates...................              --            142.8             --           --         (142.8)            --
Long-term debt......................              --            530.9            6.2           --             --          537.1
Deferred taxes and other
  liabilities.......................              --             30.6             --          0.7             --           31.3
Minority interests in equity of
    consolidated entities...........              --               --           47.0           --             --           47.0
Equity..............................           559.9            559.1        1,236.0         49.7       (1,844.8)         559.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Total liabilities and equity........  $        559.9   $      1,286.4       $1,429.6   $     52.8   $   (1,987.6)  $    1,341.1
                                      ==============   ==============   ============   ==========   ============   ============

                Condensed Consolidating Statements of Cash Flows
                     For the six months ended June 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                         Non-
                                           Triad      Triad Hospitals    Guarantor     Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations  Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
    operating activities............  $         (0.5)   $       (29.4)   $      52.3   $      9.2   $         --   $       31.6
                                                                                                              --
Cash flows from investing
    activities
    Purchases of property and
     equipment......................              --               --          (35.4)        (0.3)            --          (35.7)
    Investment in and advances to
       affiliates...................             0.4             (1.5)          35.3         (6.7)            --           27.5
    Proceeds received on sale of
      assets........................              --               --            4.0           --             --            4.0
    Other...........................              --              0.4           (4.6)         0.4             --           (3.8)
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
    investing activities............             0.4             (1.1)          (0.7)        (6.6)            --           (8.0)
Cash flows from financing
    activities
    Payments of long-term debt......              --            (11.0)          (0.6)          --             --          (11.6)
    Proceeds from issuance of
        common stock................             3.0               --             --           --             --            3.0
    Distributions to minority
        partners....................              --               --           (4.2)          --             --           (4.2)
    Net change in due to (from)
        affiliate...................            (2.9)            41.5          (35.9)        (2.7)            --             --
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
    financing activities............            0.1             30.5          (40.7)         (2.7)            --          (12.8)
                                      --------------   --------------   ------------   ----------   ------------   ------------
Change in cash and cash
    equivalents.....................              --               --           10.9         (0.1)            --           10.8
Cash and cash equivalents at
  beginning of period...............              --               --           70.8          0.1             --           70.9
                                      --------------   --------------   ------------   ----------   ------------   ------------
Cash and cash equivalents at end
  of period.........................  $           --   $           --         $ 81.7   $       --   $         --   $       81.7
                                      ==============   ==============   ============   ==========   ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 4 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                     For the six months ended June 30, 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                         Non-
                                          Triad       Triad Hospitals    Guarantor     Guarantor
                                      Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations   Consolidated
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $           --   $         (2.5)  $       83.1   $      1.0   $         --   $       81.6
Cash flows from investing
   activities
   Purchases of property and
     equipment......................              --               --          (64.8)        (1.2)            --          (66.0)
   Investment in and advances to
     affiliates.....................             0.8               --          (53.9)        (1.9)           1.1          (53.9)
   Proceeds received on sale of
     assets.........................              --               --            4.3           --             --            4.3
   Other............................              --               --            7.4         (0.2)            --            7.2
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
  investing activities..............             0.8               --         (107.0)        (3.3)           1.1         (108.4)
Cash flows from financing activities
    Payments of long-term debt......              --             (5.0)          (6.1)          --             --          (11.1)
    Proceeds from issuance of common
       stock                                      --               --             --           --             --             --
    Distributions to minority
       partners.....................              --               --          (12.7)          --             --          (12.7)
    Net change in due to (from)
       affiliate....................            (0.8)             7.5           98.1          2.5           (1.1)         106.2
                                      --------------   --------------   ------------   ----------   ------------   ------------
Net cash provided by (used in)
    financing activities............            (0.8)             2.5           79.3          2.5           (1.1)          82.4
                                      --------------   --------------   ------------   ----------   ------------   ------------
Change in cash and cash
    equivalents.....................              --               --           55.4          0.2             --           55.6
Cash and cash equivalents at
    beginning of period.............              --               --             --           --             --             --
                                      --------------   --------------   ------------   ----------   ------------   ------------
Cash and cash equivalents at end
  of period.........................  $           --   $           --   $       55.4   $      0.2   $         --   $       55.6
                                      ==============   ==============   ============   ==========   ============   ============



NOTE 5--STOCK BENEFIT PLANS

     On February 18, 2000, Triad granted 1,009,000 stock options under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price on the date of the grant. On April 28, 2000, Triad granted 900,056 stock options under the 1999 Long-Term Incentive Plan with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the numbers of shares available to 6,500,000. Shareholder approval was granted on May 23, 2000. Compensation expense of $0.3 million was recognized in the three months ended June 30, 2000 based on the difference between market price of the common stock on the date of shareholder approval and the market price of the common stock on date of grant. All options granted are exercisable over a four-year period and expire 10 years from the date of the grant.

     On June 22, 2000, 85,561 shares of common stock were issued through the Employee Stock Purchase Plan. Proceeds from the issuance of these shares was $0.9 million. During the three and six months ended June 30, 2000, 124,990 and 149,354 stock options were exercised for proceeds of $1.4 million and $1.7 million, respectively.

     Subsequent to June 30, 2000, 29,943 shares of common stock were issued pursuant to the Management Stock Purchase Plan.

     Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000 subject to approval by the Internal Revenue Service (the "IRS"). The exercise price of these stock options are equal to the market price on the grant date. The stock options are immediately vested upon receipt of the IRS approval and expire 10 years from that date.

                             TRIAD HOSPITALS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL SYSTEMS
                                   Unaudited

NOTE 6--INCOME (LOSS) PER SHARE

          Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). The weighted average number of shares outstanding for the three and six months ended June 30, 1999 assumes the shares issued at the spin-off from HCA - The Healthcare Company ("HCA") of Triad on May 11, 1999 (the "Spin-off") were outstanding at the beginning of 1999. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 4,639,547 as of June 30, 1999 were not included for diluted loss per share calculations since the impact was antidilutive. Weighted average shares for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                      For the three months ended    For the six months
                                                                                June 30,              ended June 30,
                                                                       -------------------------  ----------------------
                                                                          2000           1999        2000        1999
                                                                      -----------     ---------   ----------  ----------
Weighted average shares exclusive of unreleased ESOP shares.......     31,354,670     30,278,587  31,328,514  30,089,687
ESOP shares committed to be released..............................        112,500         21,429      75,000      21,429
                                                                       ----------     ----------  ----------  ----------

Basic weighted average shares outstanding.........................     31,467,170     30,300,016  31,403,514  30,111,116

Effect of dilutive securities - employee stock options............      2,213,249             --   1,729,561          --
                                                                       ----------     ----------  ----------  ----------
Diluted weighted average shares outstanding.......................     33,680,419     30,300,016  33,133,075  30,111,116
                                                                       ==========     ==========  ==========  ==========


NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

                                                                    For the three months  For the six months
                                                                       ended June 30,       ended June 30,
                                                                    --------------------  ------------------
                                                                       2000       1999       2000      1999
                                                                    ----------  --------    ------    ------
     Revenues:
     East Division................................................     $124.3     $105.9    $248.1    $215.3
     West Division................................................       69.3       67.3     144.6     139.4
     Central Division.............................................       86.4       77.0     172.1     152.5
     Ambulatory Surgery Centers...................................       13.0       12.8      25.9      24.8
     Sold and Held for Sale.......................................        9.5       75.8      17.9     169.5
     Corporate and other..........................................         --        1.3       5.5       6.2
                                                                       ------     ------    ------    ------
                                                                       $302.5     $340.1    $614.1    $707.7
                                                                       ======     ======    ======    ======
     EBITDA (a):
     East Division................................................      $24.6      $17.0     $46.7    $ 38.2
     West Division................................................        2.9        9.3      16.1      21.8
     Central Division.............................................       12.3        6.6      28.0      12.8
     Ambulatory Surgery Centers...................................        4.1        4.1       8.3       7.9
     Sold and Held for Sale.......................................        3.0       (0.1)     (0.2)      5.8
     Corporate and other..........................................       (5.8)      (6.2)     (7.2)    (15.0)
                                                                       ------     ------    ------    ------
                                                                        $41.1      $30.7     $91.7    $ 71.5
                                                                       ======     ======    ======    ======

(a) EBITDA is defined as net income (loss) before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, management fees, impairment of long-lived assets, minority interest, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

  a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 8--CONTINGENCIES

     HCA Investigations

     HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understands that HCA is cooperating in these investigations and that HCA believes through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware. On May 5, 2000, Triad was advised that one of such qui tam actions which had recently been unsealed, United States of America (ex.rel.Lanni) v. Curative Health Services. et. al. (98 Civ. 2501, S.D.N.Y., August 24, 1999), listed three of its hospitals as among the various named defendants. This qui tam action alleges various violations arising out of relationships between Curative Health Services and the other defendants. Two of the three Triad hospitals included as defendants ended their relationship with Curative Health Services prior to the Spin-off, while the third hospital maintains an ongoing relationship with Curative.

     On May 18, 2000, HCA announced that it had reached an understanding with the Civil Division of the United States Department of Justice to recommend to settle, subject to certain conditions, the civil claims against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice would require HCA to pay $745 million in compensation to the government, with interest at a fixed rate of 6.5% per annum and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. It remains too early to predict the effect of the outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

     HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals (including the investigations not covered by the understanding), as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     In connection with the Spin-off, HCA has agreed to indemnify Triad in respect of any losses which it may incur as a result of the proceedings described above, and Triad would not be required to contribute any part of HCA's payment pursuant to the settlement understanding. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and HCA failed to meet its indemnification obligations then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

  NOTE 8--CONTINGENCIES (continued)

   HCA has also agreed to indemnify Triad in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Spin-off and related to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount, if positive, equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the pending governmental investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations (and one of the conditions to the settlement understanding is the execution by HCA and the federal government of a corporate integrity agreement). If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off.


          General Liability Claims

     Triad is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breaches of contract or for wrongful restriction of, or interference with, physician's staff privileges. In certain of these actions, claimants have asked for punitive or other damages against Triad that may not be covered by insurance. Triad is currently not a party to any such proceeding which, in management's opinion, would have a material adverse effect on Triad's business, financial condition or results of operations.

     It is management's opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad's results of operations, financial position or cash flows.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In May 1999, the effective date of SFAS 133 was deferred until years beginning after June 15, 2000. Because of Triad's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of Triad.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which was required to be adopted in the first quarter of years beginning after December 15, 1999. In June 2000, the effective date of SAB 101 was delayed until the fourth quarter of 2000 for years beginning after December 15, 1999. Management does not anticipate that the application of SAB 101 will have a significant effect on the results of operations or the financial position of Triad.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"), which became effective on July 1, 2000 covering transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the application of FIN 44 will have a significant effect on the results of operations or the financial position of Triad.

                         Part I:  Financial Information
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


OVERVIEW

     Triad owns and operates the health care service business which comprised the Pacific Group of HCA until the Spin-off. The Spin-off, which occurred on May 11, 1999, marked the beginning of Triad's operations as an independent, publicly traded company.

     During 1999, Triad sold ten hospitals and two ambulatory surgery centers and opened one new hospital, which is accounted for using the equity method. On February 11, 2000, Triad ceased operations of one hospital and, on March 31, 2000, sold its partnership interest in a rehabilitation hospital. On June 1, 2000, Triad purchased a majority interest in the assets of an ambulatory surgery center.

     The Spin-off, the sales of ten facilities and its partnership interest, cessation of operations of one facility and the opening of one joint venture facility significantly affects the comparability of the results of operations for the three and six months ending June 30, 2000 to the three and six months ending June 30, 1999.

     Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     Revenue/Volume Trends

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs was reduced in 2000 and 1999 and will be further reduced with the phasing in of reductions in reimbursement levels. Certain of the reductions from the Balanced Budget Act will be mitigated by the Balanced Budget Refinement Act of 1999. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. Patient revenues related to Medicare and Medicaid patients were 37.8% and 38.5% of total patient revenues for the three months ended June 30, 2000 and 1999, respectively, and 37.3% and 41.2% of total patient revenues for the six months ended June 30, 2000 and 1999, respectively. Patient revenues related to managed care plan patients were 37.2% and 34.6% of total patient revenues for the three months ended June 30, 2000 and 1999, respectively, and 35.8% and 31.7% of total patient revenues for the six months ended June 30, 2000 and 1999, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

     As discussed previously, Triad sold ten hospitals during 1999 and ceased operations of one hospital on February 11, 2000. These hospitals had revenues of $61.0 million for the three months ended June 30, 1999 and losses before gain on sales of assets, impairment charges and income taxes of $13.3 million. These hospitals had revenues of $139.4 million for the six months ended June 30, 1999 and losses before gain on sales of assets, impairment charges and income taxes of $35.5 million.

     Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 47.1% and 45.7% of patient revenues for the three months ended June 30, 2000 and 1999, respectively, and 45.8% and 45.0% for the six months ended June 30, 2000 and 1999, respectively.

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

     In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad is responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $28.9 million as of June 30, 2000.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results for the three and six months ended June 30, 2000 and 1999 (dollars in millions, except per share amounts and ratios):


                                              For the three months ended                     For the six months ended
                                              --------------------------                     ------------------------
                                              2000                   1999                   2000                   1999
                                              ----                   ----                   ----                   ----
                                        Amount    Percentage   Amount    Percentage   Amount    Percentage   Amount    Percentage
                                        -------   ----------   -------   ----------   -------   ----------   -------   ----------
Revenues.............................   $ 302.5        100.0   $ 340.1        100.0   $ 614.1        100.0   $ 707.7        100.0

Salaries and benefits................     124.4         41.1     146.6         43.1     250.8         40.8     303.5         42.9
Supplies.............................      45.3         15.0      48.5         14.3      92.2         15.0     102.6         14.5
Other operating expenses.............      65.8         21.7      79.3         23.3     129.3         21.1     161.0         22.7
Provision for doubtful accounts......      25.1          8.3      33.1          9.7      49.7          8.1      67.6          9.6
Depreciation and amortization........      20.4          6.8      26.3          7.7      41.2          6.8      54.3          7.7
Interest expense allocated from HCA..        --           --       5.0          1.5        --           --      22.7          3.2
Interest expense, net................      13.6          4.5       8.9          2.6      28.5          4.6       9.4          1.3
ESOP expense.........................       1.5          0.5       0.5          0.1       2.7          0.4       0.5          0.1
Management fees allocated from HCA...        --           --       2.1          0.6        --           --       8.9          1.2
Gain on sale of assets...............      (0.2)        (0.1)       --           --      (4.4)        (0.7)       --           --
Impairment of long-lived assets......        --           --        --           --       0.9          0.1      33.9          4.8
                                        -------   ----------   -------   ----------   -------   ----------   -------   ----------
                                          295.9         97.8     350.3        103.0     590.9         96.2     764.4        108.0
                                        -------   ----------   -------   ----------   -------   ----------   -------   ----------
Income (loss) before minority
 interests, equity in earnings
 and income tax (provision) benefit..       6.6          2.2     (10.2)        (3.0)     23.2          3.8     (56.7)        (8.0)
Minority interests in earnings of
 consolidated entities...............      (2.1)        (0.7)     (2.5)        (0.7)     (4.4)        (0.7)     (4.7)        (0.7)
Equity in earnings (loss) of
 affiliates..........................      (0.8)        (0.3)     (1.9)        (0.6)     (0.4)        (0.1)     (1.5)        (0.2)
                                        -------   ----------   -------   ----------   -------   ----------   -------   ----------
Income (loss) before income tax
 (provision) benefit.................       3.7          1.2     (14.6)        (4.3)     18.4          3.0     (62.9)        (8.9)
Income tax (provision) benefit.......      (2.6)        (0.8)      5.1          1.5      (9.3)        (1.5)     17.5          2.5
                                        -------   ----------   -------   ----------   -------   ----------   -------   ----------

Net income (loss)....................   $   1.1          0.4   $  (9.5)        (2.8)  $   9.1          1.5    $(45.4)        (6.4)
                                        =======   ==========   =======   ==========   =======   ==========   =======   ==========

Income (loss) per common share
  Basic..............................   $  0.03                $ (0.31)               $  0.29                $ (1.51)
  Diluted............................   $  0.03                $ (0.31)               $  0.27                $ (1.51)
EBITDA (a)...........................   $  41.1                $  30.7                $  91.7                $  71.5
Number of hospitals at end of
  period (b)
  Owned and managed..................        25                     34                     25                     34
  Joint ventures.....................         2                      2                      2                      2
  Leased to others...................         2                      2                      2                      2
                                        -------                -------                -------                -------
  Total..............................        29                     38                     29                     38

Ongoing operations: (c)
Licensed beds at end of period (d)...     3,634                  3,625                  3,634                  3,625
Available beds at end of period (e)..     3,188                  3,285                  3,188                  3,285
Admissions (f)
  Owned and managed..................    30,748                 29,369                 64,329                 62,623
  Joint ventures.....................     2,634                  1,758                  5,315                  3,283
                                        -------                -------                -------                -------
  Total..............................    33,382                 31,127                 69,644                 65,906
Adjusted admissions (g)..............    53,761                 50,397                109,862                104,995
Outpatient visits....................   306,445                301,295                637,086                620,625
Surgeries............................    52,766                 48,433                104,475                 96,255
Average length of stay (h)...........       4.3                    4.5                    4.4                    4.5
Outpatient revenue percentage........      47.1%                  45.7%                  45.8%                  45.0%
Inpatient revenue per admission......   $ 4,971                $ 4,995                $ 4,962                $ 4,839
Outpatient revenue per outpatient
  visit..............................   $   445                $   410                $   423                $   399
Patient revenue per adjusted
  admission..........................   $ 5,378                $ 5,361                $ 5,355                $ 5,246

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

Three Months Ended June 30, 2000 and 1999

     Income before income taxes increased to $3.7 million in the three months ended June 30, 2000 from a loss of $14.6 million in the three months ended June 30, 1999. The increase in pretax income was attributable to losses of $13.3 million from the facilities that were divested during the three months ended June 30, 1999, $7.8 million favorable prior year cost report settlements and contractual estimates during the three months ended June 30, 2000, a $0.4 million favorable change in estimates relating to Triad's retirement plan during the three months ended June 30, 2000 and improvement in the operations of the facilities that comprise ongoing operations of $1.8 million. Additionally, equity in earnings increased $2.2 million at a non-consolidating entity which opened in May 1999. These increases were partially offset by $5.2 million unfavorable changes in estimate for contractual adjustments at one facility, $2.4 million of unfavorable adjustments at one facility from write-offs of certain expenditures that were previously capitalized and other adjustments and $1.1 million of unfavorable adjustments in equity in earnings at a non-consolidating entity from various changes of estimates and other adjustments.

     Revenues decreased 11.1% to $302.5 million in the three months ended June 30, 2000 compared to $340.1 million in the three months ended June 30, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. These facilities had revenues of $61.0 million in the three months ended June 30, 1999. For the three months ended June 30, 2000 the facilities that were sold or closed had revenues which included $3.1 million in favorable prior year cost report settlements and contractual estimates. The decrease in revenues was partially offset by increases of $20.6 million for the facilities that comprise ongoing operations. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, admissions for the ongoing operations increased 4.7%, adjusted admissions increased 6.7% for ongoing operations, and revenues per adjusted admissions from ongoing operations increased 0.3%. In addition, outpatient visits increased 1.7%, outpatient revenues per outpatient visit increased 8.5% and surgeries increased 9.0%. Another factor in the increase was $4.7 million in favorable prior year cost report settlements and contractual estimates during the three months ended June 30, 2000. The increases were partially offset by an unfavorable $5.2 million changes in estimate for contractual discounts at one facility.

     Salaries and benefits, as a percentage of revenues, decreased to 41.1% in the three months ended June 30, 2000 from 43.1% in the three months ended June 30, 1999. For the three months ended June 30, 1999, salaries and benefits for the facilities sold or closed were $31.3 million. Salaries and benefits for ongoing operations increased 0.2% as a percentage of revenue in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Costs per full time equivalent increased 4.0% in the three months ended June 30, 2000 compared to June 30, 1999. Additionally, there were $2.0 million in pre-Spin-off bonuses during the three months ended June 30, 1999.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     Supply costs increased as a percentage of revenues to 15.0% in the three months ended June 30, 2000 from 14.3% in the three months ended June 30, 1999. For the three months ended June 30, 1999, supplies for the facilities sold or closed were $8.6 million. Supplies for ongoing operations increased 0.8% as a percentage of revenue in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This increase was attributable to unfavorable adjustments of $1.6 million at one facility from write-offs of certain expenditures that were previously capitalized and increases in prices.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 21.7% in the three months ended June 30, 2000 compared to 23.3% in the three months ended June 30, 1999. For the three months ended June 30, 1999, other operating expenses for the facilities sold or closed were $18.4 million. Other operating expenses for ongoing operations remained relatively unchanged as a percentage of revenue in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.3% in the three months ended June 30, 2000 compared to 9.7% in the three months ended June 30, 1999. Provision for doubtful accounts for the facilities sold or closed decreased $9.7 million in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Provision for doubtful accounts for ongoing operations remained relatively unchanged as a percentage of revenue in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Depreciation and amortization decreased as a percentage of revenues to 6.8% in the three months ended June 30, 2000 from 7.7% in the three months ended June 30, 1999, primarily due to $5.8 million in 1999 depreciation for the facilities sold or closed.

     Interest expense allocated from HCA, which was represented by interest incurred on the net intercompany balance with HCA, was $5.0 million in the three months ended June 30, 1999. The intercompany balances were eliminated at the Spin-off.

     Interest expense, which is offset by $1.8 million and $0.6 million of interest income in the three months ended June 30, 2000 and 1999, respectively, increased to $13.6 million in the three months ended June 30, 2000 from $8.9 million in the three months ended June 30, 1999 due to the assumption of additional debt from HCA in the Spin-off.

     Management fees allocated from HCA were $2.1 million during the three months ended June 30, 1999. No management fees were allocated during the three months ended June 30, 2000 due to the Spin-off from HCA.

     Minority interests, which are primarily related to one joint venture in Arizona that includes 9 ambulatory surgery centers, as a percentage of revenues remained relatively unchanged in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Equity in earnings (loss) of affiliates was $(0.8) million for the three months ended June 30, 2000 compared to $(1.9) million for the three months ended June 30, 1999. This was due to reduction in losses of $2.2 million for one non-consolidating entity which opened in May, 1999. This was offset by $1.1 million of unfavorable adjustments for various changes of estimates and other adjustments at one non-consolidating entity.

Six Months Ended June 30, 2000 and 1999

     Income before income taxes increased to $18.4 million in the six months ended June 30, 2000 from a loss of $62.9 million in the six months ended June 30, 1999. The increase in pretax income was attributable to a $4.2 million gain on sale of a joint venture interest during the six months ended June 30, 2000 and impairment charges of $33.9 million in the six months ended June 30, 1999. Additional factors contributing to the increase were losses before impairment charges of $35.5 million for the six months ended June 30, 1999 in the facilities that were divested and improvement in the operations of the facilities that comprise ongoing operations of $8.0 million, $7.8 million favorable prior year cost report settlements and contractual estimates during the six months ended June 30, 2000 and a $2.2 million increase in equity in earnings of one non-consolidating entity which opened in May, 1999. These increases were partially offset during the six months ended June 30, 2000 by $5.2 million unfavorable changes in estimate for contractual adjustments at one facility, $1.5 million of unfavorable adjustments at one facility from write-offs of certain expenses that were previously capitalized and other adjustments and $1.1 million of unfavorable adjustments in equity in earnings at a non-consolidating entity from various changes of estimates and other adjustments.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     Revenues decreased 13.2% to $614.1 million in the six months ended June 30, 2000 compared to $707.7 million in the six months ended June 30, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. In the six months ended June 30, 1999, these facilities had revenues of $139.4 million. For the six months ended June 30, 2000 the facilities that were sold or closed had revenues which included $3.1 million in favorable prior year cost report settlements and contractual estimates. The decrease in revenues was partially offset by increases of $41.7 million for the facilities that comprise ongoing operations. For the six months ended June 30, 2000 compared to the six months ended June 30, 1999, admissions for the ongoing operations increased 2.7%, adjusted admissions from ongoing operations increased 4.6%, and revenues per adjusted admissions from ongoing operations increased 2.1%. Additionally, outpatient visits increased 2.7%, outpatient revenues per visit increased 6.0% and surgeries increased 8.5%. Another factor in the increase was $4.7 million in favorable prior year cost report settlements and contractual estimates during the six months ended June 30, 2000. The increases were partially offset by an unfavorable $5.2 million change in estimate for contractual discounts at one facility.

     Salaries and benefits, as a percentage of revenues, decreased to 40.8% in the six months ended June 30, 2000 from 42.9% in the six months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, salaries and benefits for the facilities sold or closed were $2.4 million and $71.8 million, respectively. The salaries and benefits for the sold and closed facilities during the six months ended June 30, 2000 were primarily related to severance costs associated with the closure of one facility in February 2000. Salaries and benefits for ongoing operations remained relatively constant as a percentage of revenue in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Salaries and benefits decreased $2.8 million from a favorable adjustment relating to Triad's retirement plan contributions during the six months ended June 30, 2000. These decreases were partially offset by a 3.4% increase in costs per full time equivalent, $2.0 million of pre-Spin-off bonuses during the six months ended June 30, 1999 and the addition of corporate staff after the Spin-off in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Supply costs increased as a percentage of revenues to 15.0% in the six months ended June 30, 2000 from 14.5% in the six months ended June 30, 1999. For the six months ended June 30, 1999, supplies for the facilities sold or closed were $21.1 million. Supplies for ongoing operations increased 0.8% as a percentage of revenue in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was attributable to higher patient acuity and price increases. Additionally, an unfavorable adjustment of $1.1 million was recorded at one facility from write-offs of certain expenses that were previously capitalized during the six months ended June 30, 2000.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 21.1% in the six months ended June 30, 2000 compared to 22.7% in the six months ended June 30, 1999. For the six months ended June 30, 1999, other operating expenses for the facilities sold or closed were $38.7 million. Other operating expenses for ongoing operations decreased 0.5% as a percentage of revenue in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decrease was due primarily to the increase in revenues.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.1% in the six months ended June 30, 2000 compared to 9.6% in the three months ended June 30, 1999. Provision for doubtful accounts for the facilities sold or closed decreased $20.3 million in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Provision for doubtful accounts for ongoing operations decreased 0.2% as a percentage of revenue in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This was due primarily to improved collections on accounts as a result of an increased focus by management after the Spin-off.

     Depreciation and amortization decreased as a percentage of revenues to 6.8% in the six months ended June 30, 2000 from 7.7% in the six months ended June 30, 1999, primarily due to $12.7 million in 1999 depreciation for the facilities sold or closed.

     Interest expense allocated from HCA, which was represented by interest incurred on the net intercompany balance with HCA, was $22.7 million in the six months ended June 30, 1999. The intercompany balances were eliminated at the Spin-off.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     Interest expense, which is offset by $2.9 million and $0.6 million of interest income in the six months ended June 30, 2000 and 1999, respectively, increased to $28.5 million in the six months ended June 30, 2000 from $9.4 million in the six months ended June 30, 1999 due to the assumption of additional debt from HCA in the Spin-off.

     Management fees allocated from HCA were $8.9 million during the six months ended June 30, 1999. No management fees were allocated during the six months ended June 30, 2000 due to the Spin-off from HCA.

     Gain on sale of assets were $4.4 million during the six months ended June 30, 2000 primarily due to the sale of Triad's partnership interest in a rehabilitation hospital during the quarter.

     Impairments on long-lived assets were $0.9 million and $33.9 million during the six months ended June 30, 2000 and 1999, respectively. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract being reduced to fair value, based on estimated disposal value. The impairments during 1999 were due to reductions of the book value of certain facilities that Triad divested during 1999 to fair value, based on estimates of selling values.

     Minority interests, which are primarily related to one joint venture in Arizona that includes 9 ambulatory surgery centers, as a percentage of revenues remained relatively unchanged in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Equity in earnings (loss) of affiliates was $(0.4) for the six months ended June 30, 2000 compared to $(1.5) for the six months ended June 30, 1999. This was due to reduction in losses of $2.2 million for one non-consolidating entity which opened in May 1999. This was offset by $1.1 million of unfavorable adjustments for various changes of estimates and other adjustments at one non-consolidating entity during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $31.6 million in the six months ended June 30, 2000 compared to $81.6 million in the six months ended June 30, 1999. The decrease was due to a decrease in accounts payable and other current liabilities and an increase in inventories and other assets. This was offset by a smaller increase in accounts receivable in the six months ended June 30, 2000 than in the six months ended June 30, 1999.

     Cash used in investing activities was $8.0 million in the six months ended June 30, 2000 compared to $108.4 million in the six months ended June 30, 1999. This was due to $40.7 million of loan repayments from one of Triad's hospital joint ventures during the six months ended June 30, 2000 compared to $43.7 million in advances to this hospital joint venture during the six months ended
June 30, 1999.   Additionally, capital expenditures decreased $30.3 million from the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Triad expects to expend approximately $70 million ($50 million for expansion) in capital expenditures for the remainder of 2000.

     Cash used in financing activities was $12.8 million in the six months ended June 30, 2000 compared to cash provided by financing activities of $82.4 million in the six months ending June 30, 1999. This was due to changes in the intercompany balances with HCA during the six months ended June 30, 1999. This was partially offset by an $8.5 million decrease in distributions to minority partners.

     Triad received loan repayments from one of its hospital joint ventures of $37.0 million on February 28, 2000 and $3.7 million on April 11, 2000.

     On March 31, 2000 Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

     On April 28, 2000, Triad purchased 28.7 acres of land for $2.5 million in Las Cruces, New Mexico for future development.

     On June 1, 2000, Triad's partner in an ambulatory surgery center joint venture in Arizona contributed the assets of an ambulatory surgery center to the joint venture. Triad purchased a majority interest in these assets for $0.6 million.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

     On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems Inc. for a cash price of approximately $107.0 million plus working capital. The definitive agreement also includes the acquisition of a hospital in Statesville, North Carolina, but Triad has assigned the rights to acquire this hospital to a third party in a simultaneous closing. Triad expects that the transaction to become effective on or about October 1, 2000.

     On July 27, 2000, Triad purchased 47 acres of undeveloped land in Sherman, Texas for $2.0 million.

     Triad has a $125.0 million line of credit which bears interest at LIBOR plus 3.0%. No amounts were outstanding under the revolving credit facility at June 30, 2000.

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

     At June 30, 2000, Triad had working capital of $234.8 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In May 1999, the effective date of SFAS 133 was deferred until years beginning after June 15, 2000. Because of Triad's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the results of operations or the financial position of Triad.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which was required to be adopted in the first quarter of years beginning after December 15, 1999. In June 2000, the effective date of SAB 101 was delayed until the fourth quarter of 2000 for years beginning after December 15, 1999. Management does not anticipate that the application of SAB 101 will have a significant effect on the results of operations or the financial position of Triad.

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), which became effective on July 1, 2000 covering transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Management does not anticipate that the application of FIN 44 will have a significant effect on the results of operations or the financial position of Triad.

CONTINGENCIES

     HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understands that HCA is cooperating in these investigations and that HCA believes, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

unaware. On May 5, 2000, Triad was advised that one of such qui tam actions which had recently been unsealed, United States of America (ex.rel.Lanni) v. Curative Health Services. et. al. (98 Civ. 2501, S.D.N.Y., August 24, 1999), listed three of its hospitals as among the various named defendants. This qui tam action alleges various violations arising out of relationships between Curative Health Services and the other defendants. Two of the three Triad hospitals included as defendants ended their relationship with Curative Health Services prior to the Spin-off, while the third hospital maintains an ongoing relationship with Curative.

     On May 18, 2000 HCA announced that it had reached an understanding with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice would require HCA to pay $745 million in compensation to the government, with interest accruing immediately at a fixed rate of 6.5% per annum, and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of payment of the settlement. It remains too early to predict the effect of the outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

   HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals (including the investigations not covered by the understanding), as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

   Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on HCA's results of operations, which includes Triad for the periods prior to the Spin-off which are presented herein. The extent to which Triad may or may not continue in the future to be affected by the ongoing investigations of HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted.

     Pursuant to the distribution agreement entered into by and among HCA and Triad in connection with the Spin-off, HCA has agreed to indemnify Triad in respect of any losses which it may incur as a result of the proceedings described above, and Triad would not be required to contribute any part of HCA's payment pursuant to the settlement understanding. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and HCA failed to meet its indemnification obligations then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

   HCA has also agreed to indemnify Triad in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Spin-off and related to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount, if positive, equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the pending governmental investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations (and one of the conditions to the settlement understanding is the execution by HCA and the federal government of a corporate integrity agreement). If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off.

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

     With respect to Triad's interest-bearing liabilities, approximately $221.0 million of long-term debt at June 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $323.3 million at June 30, 2000 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $553.4 million at June 30, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $2.2 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

                          Part II - Other Information

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Triad's annual meeting of stockholders was held on May 23, 2000. The following matters were voted upon at the meeting:

                                               Votes in           Votes         Votes           Broker
                                                 Favor           Against       Abstained      Non-Voting
                                               --------          -------       ---------      ----------
1.  Election of directors.

    Marvin Runyon                             25,487,865             --        144,373             --
    Dale V. Kesler                            25,489,458             --        142,780             --
    Barbara A. Durand, R.N.                   25,489,521             --        142,717             --
    Donald B. Halverstadt, M.D.               25,488,857             --        143,381             --

2.  Ratification of
    PricewaterhouseCoopers, LLP as
    independent auditors.                     25,452,485         61,786        117,967             --


3.  Approval of 1999 Long-Term Incentive
    Plan, as amended.                         11,904,891      4,719,853        123,568      8,883,926


4.  Approval of Employee Stock Purchase
    Plan.                                     14,436,699      2,220,853         90,760      8,883,926

Item 6:  Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number                                              Description
--------------                                              -----------

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

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2000:

  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.
Date:  August 11, 2000              By:  /s/ BURKE W. WHITMAN
                                       ----------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)








                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals Holdings, Inc.
Date:  August 11, 2000              By:  /s/ BURKE W. WHITMAN
                                       ----------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
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
