Form 10-Q
period 2000-09-30
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 2000-11-13
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of October 31, 2000, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 34,708,407, and all of the shares of common stock of Triad
          Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                         Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the periods ended September 30, 2000 and 1999
                                   Unaudited
                (Dollars in millions, except per share amounts)




                                                                    For the three                           For the nine
                                                                     months ended                           months ended
                                                                     ------------                           ------------
                                                                 2000               1999               2000               1999
                                                             -----------        -----------        -----------        -----------
Revenues.................................................... $     301.3        $     321.3        $     915.4        $   1,029.0

Salaries and benefits.......................................       125.4              134.8              376.2              438.3
Supplies....................................................        44.7               48.7              136.9              151.3
Other operating expenses....................................        63.4               72.2              192.7              233.2
Provision for doubtful accounts.............................        28.4               26.0               78.1               93.6
Depreciation................................................        19.2               23.1               57.0               72.4
Amortization................................................         1.7                1.3                5.1                6.3
Interest expense allocated from HCA.........................          --                 --                 --               22.5
Interest expense............................................        16.0               19.5               47.4               29.8
Interest income.............................................        (1.6)              (0.8)              (4.5)              (1.5)
ESOP expense................................................         2.0                1.6                4.7                2.1
Management fees allocated from HCA..........................          --                 --                 --                8.9
Gain on sale of assets......................................        (0.2)             (16.9)              (4.6)             (16.9)
Impairment of long-lived assets.............................          --                4.6                0.9               38.5
                                                             -----------        -----------        -----------        -----------

Total operating expenses....................................       299.0              314.1              889.9            1,078.5
                                                             -----------        -----------        -----------        -----------

Income (loss) before minority interests, equity in
   earnings and income tax (provision) benefit..............         2.3                7.2               25.5              (49.5)

Minority interests in earnings of consolidated entities.....        (1.9)              (2.3)              (6.3)              (7.0)
Equity in earnings (loss) of affiliates.....................        (0.2)              (0.9)              (0.6)              (2.4)
                                                             -----------        -----------        -----------        -----------
Income (loss) before income tax (provision) benefit.........         0.2                4.0               18.6              (58.9)
Income tax (provision) benefit..............................        (1.2)              (2.2)             (10.5)              15.3
                                                             -----------        -----------        -----------        -----------

Net income (loss)........................................... $      (1.0)       $       1.8        $       8.1        $     (43.6)
                                                             ===========        ===========        ===========        ===========

Income (loss) per common share:
    Basic................................................... $     (0.03)       $      0.06        $      0.26        $    (1.43)
                                                             ===========        ===========        ===========        ===========
    Diluted................................................. $     (0.03)       $      0.06        $      0.24        $    (1.43)
                                                             ===========        ===========        ===========        ===========
Weighted average shares used in income (loss) per
     share calculations
    Basic...................................................  31,883,620         30,956,415         31,564,645         30,438,600
    Diluted.................................................  31,883,620         30,956,415         33,681,372         30,438,600

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                       September 30,       December 31,
                                    ASSETS                                                  2000                 1999
                                                                                          --------             --------
         Current assets
         --------------
Cash and cash equivalents.....................................................            $   18.1             $   70.9
Accounts receivable, less allowance for doubtful accounts
  of $134.7 at September 30, 2000 and $156.7 at December 31, 1999.............               142.5                150.6
Inventories...................................................................                33.2                 32.5
Deferred income taxes.........................................................                41.9                 46.5
Other.........................................................................               136.3                 52.9
                                                                                          --------             --------

Total current assets..........................................................               372.0                353.4

Property and equipment, at cost:
Land..........................................................................                68.5                 63.4
Buildings.....................................................................               496.3                485.8
Equipment.....................................................................               642.1                626.5
Construction in progress......................................................                61.0                 44.8
                                                                                          --------             --------
                                                                                           1,267.9              1,220.5
Accumulated depreciation......................................................              (567.6)              (520.8)
                                                                                          --------             --------
                                                                                             700.3                699.7

Intangible assets, net of accumulated amortization............................               170.7                175.9
Investment in and advances to affiliates......................................                80.0                103.0
Other.........................................................................                11.8                  9.1
                                                                                          --------             --------

Total assets..................................................................            $1,334.8             $1,341.1
                                                                                          ========             ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities
         -------------------
Accounts payable..............................................................            $   48.1             $   57.7
Accrued salaries..............................................................                25.5                 32.1
Current portion of long-term debt.............................................                13.4                 18.3
Other current liabilities.....................................................                43.4                 57.7
                                                                                          --------             --------

Total current liabilities.....................................................               130.4                165.8

Long-term debt................................................................               528.1                537.1
Deferred taxes and other liabilities..........................................                44.2                 31.3
Minority interests in equity of consolidated entities.........................                47.2                 47.0
         Stockholders' equity
         --------------------
Common stock $.01 par value; 90,000,000 shares authorized; 34,645,540
   shares outstanding at September 30, 2000...................................                 0.3                  0.3
Additional paid-in capital....................................................               667.7                653.4
Unearned ESOP compensation and stockholder notes receivable...................               (37.5)               (40.1)
Accumulated deficit...........................................................               (45.6)               (53.7)
                                                                                          --------             --------
Total stockholders' equity....................................................               584.9                559.9
                                                                                          --------             --------

Total liabilities and stockholders' equity....................................            $1,334.8             $1,341.1
                                                                                          ========             ========

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the periods ended September 30, 2000 and 1999
                                   Unaudited
                             (Dollars in millions)

                                                                                           For the nine
                                                                                           months ended
                                                                                           ------------
                                                                                     2000                1999
                                                                                     ----                ----
Cash flows from operating activities
Net income (loss)................................................................ $   8.1             $ (43.6)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
  Provision for doubtful accounts................................................    78.1                93.6
  ESOP expense...................................................................     4.7                 2.1
  Minority interests.............................................................     6.3                 7.0
  Equity in (earnings) losses of affiliates......................................     0.6                 2.4
  Depreciation and amortization..................................................    62.1                78.7
  Deferred income taxes..........................................................    10.5               (15.3)
  Impairment of long-lived assets................................................     0.9                38.5
  Gain on sale of assets.........................................................    (4.6)              (16.9)
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..........................................................   (72.4)              (76.0)
    Inventories and other assets.................................................   (14.9)               11.4
    Accounts payable and other current liabilities...............................   (25.5)               49.7
    Other........................................................................     8.5                 0.5
                                                                                  -------             -------

Net cash provided by operating activities........................................    62.4               132.1

Cash flows from investing activities
  Purchases of property and equipment............................................   (57.2)              (95.8)
  Payments for acquisition.......................................................   (70.1)                 --
  Investment in and advances to affiliates.......................................    23.0               (62.7)
  Proceeds received on sale of assets............................................     4.4                70.8
  Other..........................................................................    (1.8)               16.7
                                                                                  -------             -------

Net cash used in investing activities............................................  (101.7)              (71.0)

Cash flows from financing activities
  Payments of long-term debt.....................................................   (14.7)              (87.6)
  Proceeds from issuance of common stock.........................................     7.9                  --
  Distributions to minority partners.............................................    (6.7)              (17.5)
  Decrease in intercompany balances with HCA, net................................      --               106.2
                                                                                  -------             -------

 Net cash provided by (used in) financing activities.............................   (13.5)                1.1
                                                                                  -------             -------

Change in cash and cash equivalents..............................................   (52.8)               62.2
Cash and cash equivalents at beginning of period.................................    70.9                  --
                                                                                  -------             -------
Cash and cash equivalents at end of period....................................... $  18.1             $  62.2
                                                                                  =======             =======

Interest payments................................................................ $  39.0             $  35.8
Income tax payments.............................................................. $   0.7             $    --

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

NOTE 2--SUBSEQUENT EVENTS

     Triad announced on October 19, 2000 that it entered into an agreement to acquire Quorum Health Group, Inc. ("Quorum") for approximately $2.4 billion in cash, stock and assumption of debt. Under the terms of the agreement, Quorum shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock.

     The transaction is subject to approval of each company's shareholders, antitrust clearance and various other conditions generally customary for transactions of this type. The transaction is also conditioned upon Triad's receipt of a private letter ruling from the Internal Revenue Service that the transaction will not alter the tax-free nature of the spin-off from HCA-The Healthcare Company ("HCA") of Triad on May 11, 1999 (the "Spin-off") and is further conditioned upon the receipt of necessary financing. Triad has received a financing commitment of $1.7 billion from its investment banker to fund the cash purchase price and to refinance certain existing debt of both companies.

     Upon consummation of the transaction, Triad's board of directors will be increased by two members of Quorum's current board. Triad expects that the transaction will be completed in the first half of 2001.

     On October 20, 2000, a class action lawsuit was filed against Triad and the Board of Directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges that Quorum's directors breached their fiduciary duties of loyalty and due care by failing to implement reasonable procedures designed to maximize shareholder value and to obtain the highest price reasonably available for Quorum's shareholders. The complaint alleges that Triad aided and abetted Quorum's directors' breach of their fiduciary duties. The complaint seeks an injunction preventing consummation of the acquisition, or Quorum's business combination with any third party, until Quorum adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Quorum. Alternatively, the complaint seeks compensatory damages in the event the acquisition is consummated. The complaint also seeks an award of costs and attorneys' fees. Triad believes the claims are without merit and will vigorously defend the action.

NOTE 3--COMPANY OPERATIONS

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

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of September 30, 2000, the carrying value of this facility was $6.0 million. For the three months ended

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 3--COMPANY OPERATIONS (continued)

September 30, 2000 and 1999, this facility had net revenues of $0.3 million and $5.2 million, respectively, and losses before impairment charges and income taxes of $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2000 and 1999, this facility had net revenues of $2.2 million and $16.7 million, respectively, and losses before impairment charges and income taxes of $4.0 million and $2.6 million, respectively.

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

     On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems, Inc. for a cash price of approximately $107.0 million plus approximately $10.0 million in working capital. The definitive agreement also included the acquisition of a hospital in Statesville, North Carolina, but Triad has assigned the rights to acquire this hospital to a third party in a simultaneous closing. On September 29, 2000, Triad completed the closing of the Denton, Texas and Statesville, North Carolina hospitals. The effective date of the Denton, Texas acquisition was October 1, 2000. Triad paid $69.0 million at the closing as a partial payment on the acquisition of the Denton, Texas and Lewisburg, West Virginia hospitals, which was recorded in other current assets. On October 31, 2000, Triad paid $48.0 million as the final payment on the acquisition and closed on the Lewisburg, West Virginia hospital.

     On October 16, 2000, Triad announced that it will close its acute care hospital in San Diego, California on November 30, 2000. As of September 30, 2000 the carrying value of this facility was $12.0 million. For the three months ended September 30, 2000 and 1999, this facility had net revenue of $7.1 million and $6.1 million, respectively, and income (losses) before impairment charges and income taxes of $0.1 million and $(0.4) million, respectively. For the nine months ended September 30, 2000 and 1999, this facility had net revenue of $21.1 million and $19.9 million, respectively, and income (losses) before impairment charges and income taxes of $(0.7) million and $0.8 million, respectively.

     On October 25, 2000, Triad entered into a definitive agreement to sell its hospital in Sherman, Texas, which was designated as held for sale, for $16.0 million. A nonrefundable deposit of $1.5 million was received at the signing of the agreement. Triad expects that the sale will be completed by the end of December 2000. The net book value of the facility was $12.4 million at September 30, 2000, excluding $2.0 million of undeveloped land. For the three months ended September 30, 2000 and 1999, this facility had net revenues of $7.4 million and $6.6 million, respectively, and income (losses) before impairment charges and income taxes of $0.4 million and $(0.7) million, respectively. For the nine months ended September 30, 2000 and 1999, this facility had net revenues of $21.3 million and $21.5 million, respectively, and income (losses) before impairment charges and income taxes of $1.1 million and $(1.5) million, respectively.

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts, which should be completed by December 31, 2000. Accordingly, the carrying value of the long-lived assets associated with this contract of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three months ended September 30, 2000 and 1999, this entity contributed revenues of $1.0 million and $0.7 million respectively, and losses before impairment charges and income taxes of $0.7 million and $1.1 million, respectively. For nine months ended September 30, 2000 and 1999, this entity contributed revenues of $2.7 million and $2.7 million, respectively, and losses before impairment charges and income taxes of $2.3 million and $3.2 million, respectively.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS (continued)

     The carrying value of the long-lived assets related to two facilities during the three months ended September 30, 1999 and five facilities during the nine months ended September 30, 1999, all of which were sold during 1999, were reduced to fair value, based on estimates of selling values, for a total non-cash charge of $4.6 million and $35.4 million, respectively. The carrying value of the facilities at the time of the impairments was approximately $12.5 million and $63.1 million, respectively. These five facilities had net revenues of approximately $21.6 million for the three months ended September 30, 1999 and $80.0 million for the nine months ended September 30, 1999. These facilities also contributed losses from continuing operations before income tax benefit and the asset impairment charge of approximately $3.6 million for the three months ended September 30, 1999 and $10.5 million for the nine months ended September 30, 1999.

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

     The impairment charges for the nine months ended September 30, 2000 and 1999, totaling $0.9 million and $38.5 million, respectively, did not have a significant impact on Triad's cash flows and are not expected to significantly impact cash flows for future periods.

NOTE 5--LONG-TERM DEBT

     On September 28, 2000, Triad's bank credit facility was amended to include a new $200 million delayed draw term loan which can be drawn upon in up to ten advances from the date of the amendment until one year after the amendment. Principal payments on amounts outstanding at the end of the delay draw period are due quarterly beginning February 2002 until May 2005. The delay drawn term loan bears interest at LIBOR plus 3.0%. No advances were made as of September 30, 2000. The amendment also modifies the requirements under certain financial ratios and tests and the restrictions on assets sales and capital expenditures. In conjunction with the amendment, Triad paid $1.5 million in debt issue costs, which will be amortized over the life of the loan. Triad made a draw on the delay draw term loan of $24.0 million on October 31, 2000.

     Triad Hospital Holdings Inc.'s senior subordinated notes were guaranteed by all operating subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully, unconditionally and jointly and severally guarantee the senior subordinated notes. The percentages of these entities owned by Triad range from 70% to 95%. On June 26, 2000, Triad obtained a release of the guarantee of one of the non-wholly owned Subsidiary Guarantors (the "Non-Guarantor Subsidiary"). Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they are inconsequential.

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                 For the three months ended September 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Revenues................................. $             --  $           --  $      288.6  $     12.7   $         --   $      301.3

Salaries and benefits....................              0.3              --         121.6         3.5             --          125.4
Supplies.................................               --              --          41.5         3.2             --           44.7
Other operating expenses.................               --              --          61.5         1.9             --           63.4
Provision for doubtful accounts..........               --              --          28.2         0.2             --           28.4
Depreciation.............................               --              --          18.7         0.5             --           19.2
Amortization.............................               --              --           1.6         0.1             --            1.7
Interest expense allocated...............               --              --            --        (0.1)           0.1             --
Interest expense, net....................               --            15.7          (1.3)         --             --           14.4
ESOP expense.............................              2.0              --            --          --             --            2.0
Management fees..........................               --              --            --         0.1           (0.1)            --
Gain on sale of assets...................               --              --          (0.2)         --             --           (0.2)
Impairment of long lived assets..........               --              --            --          --             --             --
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total operating expenses.................              2.3            15.7         271.6         9.4             --          299.0
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision.............................             (2.3)          (15.7)         17.0         3.3             --            2.3
Minority interests.......................               --              --          (1.9)         --             --           (1.9)
Equity in earnings of affiliates.........              1.3            18.2           3.1          --          (22.8)          (0.2)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before income tax
   provision.............................             (1.0)            2.5          18.2         3.3          (22.8)           0.2

Income tax provision.....................               --            (1.2)           --          --             --           (1.2)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Net income (loss)........................             (1.0) $          1.3  $       18.2  $      3.3   $      (22.8)  $       (1.0)
                                          ================  ==============  ============  ==========   ============   ============

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                 For the three months ended September 30, 1999
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Revenues................................. $             --  $           --  $      307.1  $     12.0   $        2.2   $      321.3

Salaries and benefits....................               --              --         131.6         3.2             --          134.8
Supplies.................................               --              --          45.9         2.8             --           48.7
Other operating expenses.................               --              --          70.7         1.5             --           72.2
Provision for doubtful accounts..........               --              --          25.7         0.3             --           26.0
Depreciation.............................               --              --          22.6         0.5             --           23.1
Amortization.............................               --              --           1.2         0.1             --            1.3
Interest expense allocated...............               --              --          (2.1)       (0.3)           2.4             --
Interest expense, net....................               --            19.2          (0.5)         --             --           18.7
ESOP expense.............................              1.6              --            --          --             --            1.6
Management fees..........................               --              --            --         0.2           (0.2)            --
Gain on sale of assets...................               --              --         (16.9)         --             --          (16.9)
Impairment of long lived assets..........               --              --           4.6          --             --            4.6
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total operating expenses.................              1.6            19.2         282.8         8.3            2.2          314.1
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision.............................             (1.6)          (19.2)         24.3         3.7             --            7.2
Minority interests.......................               --              --          (2.3)         --             --           (2.3)
Equity in earnings of affiliates.........              3.4            24.8           2.8          --          (31.9)          (0.9)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before income tax
   provision.............................              1.8             5.6          24.8         3.7          (31.9)           4.0

Income tax provision.....................               --            (2.2)           --          --             --           (2.2)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Net income (loss)........................ $            1.8  $          3.4  $       24.8  $      3.7   $      (31.9)  $        1.8
                                          ================  ==============  ============  ==========   ============   ============

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                 For the nine months ended September 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Revenues................................. $             --  $           --  $      876.8  $     38.6   $         --   $      915.4

Salaries and benefits....................              0.6              --         365.5        10.1             --          376.2
Supplies.................................               --              --         127.5         9.4             --          136.9
Other operating expenses.................               --              --         186.9         5.8             --          192.7
Provision for doubtful accounts..........               --              --          77.2         0.9             --           78.1
Depreciation.............................               --              --          55.5         1.5             --           57.0
Amortization.............................               --              --           4.8         0.3             --            5.1
Interest expense allocated...............               --              --            --        (0.2)           0.2             --
Interest expense, net....................               --            46.6          (3.7)         --             --           42.9
ESOP expense.............................              4.7              --            --          --             --            4.7
Management fees..........................               --              --            --         0.2           (0.2)            --
Gain on sale of assets...................               --              --          (4.6)         --             --           (4.6)
Impairment of long lived assets..........               --              --           0.9          --             --            0.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total operating expenses.................              5.3            46.6         810.0        28.0             --          889.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before minority interests,
   equity in earnings and income tax
   provision.............................             (5.3)          (46.6)         66.8        10.6             --           25.5
Minority interests.......................               --              --          (6.3)         --             --           (6.3)
Equity in earnings (loss) of affiliates..             13.4            70.5          10.0          --          (94.5)          (0.6)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Income (loss) before income tax
   provision.............................              8.1            23.9          70.5        10.6          (94.5)          18.6
Income tax provision.....................               --           (10.5)           --          --             --          (10.5)
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Net income (loss)........................ $            8.1  $         13.4  $       70.5  $     10.6   $      (94.5)  $        8.1
                                          ================  ==============  ============  ==========   ============   ============

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                 For the nine months ended September 30, 1999
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Revenues................................. $             --  $           --  $      990.7  $     36.8   $        1.5   $    1,029.0

Salaries and benefits....................               --              --         428.6         9.7             --          438.3
Supplies.................................               --              --         142.8         8.5             --          151.3
Other operating expenses.................               --              --         227.9         5.3             --          233.2
Provision for doubtful accounts..........               --              --          92.9         0.7             --           93.6
Depreciation.............................               --              --          70.7         1.7             --           72.4
Amortization.............................               --              --           5.9         0.4             --            6.3
Interest expense allocated...............               --              --          22.5        (1.7)           1.7           22.5
Interest expense net.....................               --            28.3            --          --             --           28.3
ESOP expense.............................              2.1              --            --          --             --            2.1
Management fees..........................               --              --           8.8         0.3           (0.2)           8.9
Gain on sale of assets...................               --              --         (16.9)         --             --          (16.9)
Impairment of long lived assets..........               --              --          35.4         3.1             --           38.5
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total operating expenses.................              2.1            28.3       1,018.6        28.0            1.5        1,078.5
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Income (loss) before minority interests,
   equity in earnings and income tax
   benefit...............................             (2.1)          (28.3)        (27.9)        8.8             --          (49.5)
Minority interests.......................               --              --          (7.0)         --             --           (7.0)
Equity in earnings (loss) of affiliates..             (5.6)            7.4           6.4          --          (10.6)          (2.4)
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Income (loss) before income tax
  benefit................................             (7.7)          (20.9)        (28.5)        8.8          (10.6)         (58.9)
Income tax benefit.......................               --            15.3            --          --             --           15.3
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Net income (loss)........................ $           (7.7) $         (5.6) $      (28.5) $      8.8   $      (10.6)  $      (43.6)
                                          ================  ==============  ============  ==========   ============   ============

                     Condensed Consolidating Balance Sheets
                               September 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
                   Assets
Current assets
   Cash and cash equivalents............. $             --  $           --  $       17.9  $      0.2   $         --   $       18.1
   Accounts receivable, net..............               --              --         135.2         7.3             --          142.5
   Other current assets..................               --            41.9         168.1         1.4             --          211.4
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total current assets.....................               --            41.9         321.2         8.9             --          372.0

Net property and equipment, at cost......               --              --         693.4         6.9             --          700.3

Investments in subsidiaries..............            576.1         1,309.2         130.3          --       (1,935.6)          80.0
Due from affiliates......................              8.7              --         158.5        27.9         (195.1)            --
Other assets.............................               --             4.9         167.2        10.4             --          182.5
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Total assets............................. $          584.8  $      1,356.0  $    1,470.6  $     54.1   $   (2,130.7)  $    1,334.8
                                          ================  ==============  ============  ==========   ============   ============

         Liabilities and Equity
Current liabilities...................... $             --  $         26.3  $      101.1  $      3.0  $          --   $      130.4
Due to affiliates........................               --           195.1            --          --         (195.1)            --
Long-term debt...........................               --           522.6           5.5          --             --          528.1
Deferred taxes and other liabilities.....               --            35.9           7.4         0.9             --           44.2
Minority interests in equity of
   consolidated entities.................               --              --          47.2          --             --           47.2
Equity...................................            584.8           576.1       1,309.4        50.2       (1,935.6)         584.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------

Total liabilities and equity............. $          584.8  $      1,356.0  $    1,470.6  $     54.1   $   (2,130.7)  $    1,334.8
                                          ================  ==============  ============  ==========   ============   ============

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                               December 31, 1999
                                   Unaudited
                             (Dollars in millions)


                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
                  Assets
Current assets
    Cash and cash equivalents............  $            --  $           --   $      70.8  $      0.1   $         --   $       70.9
    Accounts receivable, net.............               --              --         144.3         6.3             --          150.6
    Other current assets.................               --            46.3          84.3         1.3             --          131.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total current assets.....................               --            46.3         299.4         7.7             --          353.4

Net property and equipment, at cost......               --              --         692.3         7.4             --          699.7

Investments in subsidiaries..............            559.1         1,236.0         152.7          --       (1,844.8)         103.0
Due from affiliates......................              0.8              --         115.0        27.0         (142.8)            --
Other assets.............................               --             4.1         170.2        10.7             --          185.0
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total assets............................. $          559.9  $      1,286.4  $    1,429.6  $     52.8   $   (1,987.6)  $    1,341.1
                                          ================  ==============  ============  ==========   ============   ============
          Liabilities and Equity
Current liabilities...................... $             --  $         23.0  $      140.4  $      2.4   $         --   $      165.8
Due to affiliates........................               --           142.8            --          --         (142.8)            --
Long-term debt...........................               --           530.9           6.2          --             --          537.1
Deferred taxes and other liabilities.....               --            30.6            --         0.7             --           31.3
Minority interests in equity of
    consolidated entities................               --              --          47.0          --             --           47.0
Equity...................................            559.9           559.1       1,236.0        49.7       (1,844.8)         559.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Total liabilities and equity............. $          559.9  $      1,286.4  $    1,429.6  $     52.8   $   (1,987.6)  $    1,341.1
                                          ================  ==============  ============  ==========   ============   ============

                Condensed Consolidating Statements of Cash Flows
                  For the nine months ended September 30, 2000
                                   Unaudited
                             (Dollars in millions)

                                                                Triad                        Non-
                                               Triad          Hospitals      Guarantor    Guarantor
                                           Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations   Consolidated
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Net cash provided by (used in) operating
   activities............................ $             --  $       (38.3)  $       88.6  $     12.1   $         --   $       62.4
Cash flows from investing activities
    Purchases of property and equipment..               --             --          (55.9)       (1.3)            --          (57.2)
    Payments for acquisitions............               --             --          (70.1)         --             --          (70.1)
    Investment in and advances to
       affiliates........................               --             --           33.2       (10.2)            --           23.0
    Proceeds received on sale of assets..               --             --            4.4          --             --            4.4
    Other................................               --             --           (2.2)        0.4             --           (1.8)
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Net cash used in investing activities....               --             --          (90.6)      (11.1)            --         (101.7)
Cash flows from financing activities
    Payments of long-term debt...........               --          (14.0)          (0.7)         --             --          (14.7)
    Proceeds from issuance of common
       stock.............................              7.9             --             --          --             --            7.9
    Distributions to minority partners...               --             --           (6.7)         --             --           (6.7)
    Net change in due to (from) affiliate             (7.9)          52.3          (43.5)       (0.9)            --             --
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Net cash provided by (used in) financing
    activities...........................               --           38.3          (50.9)       (0.9)            --          (13.5)
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Change in cash and cash equivalents......               --             --          (52.9)        0.1             --          (52.8)
Cash and cash equivalents at beginning
    of period............................               --             --           70.8         0.1             --           70.9
                                          ----------------  --------------  ------------  ----------   ------------   ------------
Cash and cash equivalents at end of
    period............................... $             --  $          --   $       17.9  $      0.2   $         --   $       18.1
                                          ================  ==============  ============  ==========   ============   ============

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                  For the nine months ended September 30, 1999
                                   Unaudited
                             (Dollars in millions)



                                                                  Triad                        Non-
                                                 Triad          Hospitals      Guarantor    Guarantor
                                             Hospitals, Inc.  Holdings, Inc.  Subsidiaries  Subsidiary   Eliminations  Consolidated
                                            ----------------  --------------  ------------  ----------   ------------  ------------
Net cash provided by (used in) operating
   activities.............................. $             --  $        (10.5) $      127.4  $     15.2   $         --  $      132.1
Cash flows from investing activities
   Purchases of property and equipment.....               --              --         (92.9)       (2.9)            --         (95.8)
   Investment in and advances to
    affiliates.............................              0.8              --         (49.5)      (14.0)            --         (62.7)
   Proceeds received on sale of assets.....               --              --          70.8          --             --          70.8
   Other...................................               --              --          16.9        (0.2)            --          16.7
                                            ----------------  --------------  ------------  ----------   ------------  ------------
Net cash provided by (used in) investing
   activities..............................              0.8              --         (54.7)      (17.1)            --         (71.0)
Cash flows from financing activities
    Payments of long-term debt.............               --           (80.5)         (7.1)         --             --         (87.6)
    Distributions to minority partners.....               --              --         (17.5)         --             --         (17.5)
    Net change in due to (from) affiliate..             (0.8)           91.0          13.9         2.1             --         106.2
                                            ----------------  --------------  ------------  ----------   ------------  ------------
Net cash provided by (used in) financing
    activities.............................             (0.8)           10.5         (10.7)        2.1             --           1.1
                                            ----------------  --------------  ------------  ----------   ------------  ------------
Change in cash and cash equivalents.......                --              --          62.0         0.2             --          62.2
Cash and cash equivalents at beginning
    of period.............................                --              --            --          --             --            --
                                            ----------------  --------------  ------------  ----------   ------------  ------------
Cash and cash equivalents at end of
    period................................  $             --  $           --  $       62.0  $      0.2   $        --   $      62.2
                                            ================  ==============  ============  ==========   ============  ============


NOTE 6--STOCK BENEFIT PLANS

     On February 18, 2000, Triad granted 1,009,000 stock options under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price on the date of the grant. On April 28, 2000, Triad granted 900,056 stock options under the 1999 Long-Term Incentive Plan with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the numbers of shares available to 6,500,000. Shareholder approval was granted on May 23, 2000. Compensation expense of $0.3 million and $0.6 million were recognized in the three and nine months ended September 30, 2000 based on the difference between market price of the common stock on the date of shareholder approval and the market price of the common stock on date of grant. On September 8, 2000, 117,500 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of the grant. All options granted are exercisable over a four-year period and expire 10 years from the date of the grant.

     Triad granted 76,000 stock options under various other plans on May 23, 2000. These options have an exercise price equal to the market price at the date of the grant and are exercisable over a four year period and expire 10 years from the date of grant.

     During the nine months ended September 30, 2000, 85,561 shares of common stock were issued through the Employee Stock Purchase Plan and 72,586 shares of common stock were issued pursuant to the Management Stock Purchase Plan. Proceeds from the issuance of these shares was $1.7 million. During the nine months ended September 30, 2000, 544,111 stock options were exercised for proceeds of $6.2 million.

     Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000 subject to approval by the Internal Revenue Service (the "IRS"). The exercise price of these stock options are equal to the market price on the grant date. The stock options are immediately vested upon receipt of the IRS approval and expire 10 years from that date. Compensation expense will be recorded under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" using the fair value of these options at the time IRS approval is received.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 7--INCOME (LOSS) PER SHARE

     Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). The weighted average number of shares outstanding for the three and nine months ended September 30, 1999 assumes the shares issued at the Spin-off were outstanding at the beginning of 1999. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 5,794,358 at September 30, 2000 were not included for diluted loss per share calculations for the three months ended September 30, 2000 since the impact was antidilutive. Stock options outstanding of 4,609,991 as of September 30, 1999 were not included for diluted loss per share calculations since the impact was antidilutive. Weighted average shares for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                                           For the three months      For the nine months
                                                                            ended September 30,       ended September 30,
                                                                           --------------------      --------------------
                                                                             2000         1999         2000          1999
                                                                             ----         ----         ----          ----
Weighted average shares exclusive of unreleased ESOP shares.......        31,696,120   30,870,701   31,452,145    30,352,886
ESOP shares committed to be released..............................           187,500       85,714      112,500        85,714
                                                                          ----------   ----------   ----------    ----------

Basic weighted average shares outstanding.........................        31,883,620   30,956,415   31,564,645    30,438,600

Effect of dilutive securities - employee stock options............                --           --    2,116,727            --
                                                                          ----------   ----------   ----------    ----------
Diluted weighted average shares outstanding.......................        31,883,620   30,956,415   33,681,372    30,438,600
                                                                          ==========   ==========   ==========    ==========


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

                                                                           For the three months      For the nine months
                                                                            ended September 30,       ended September 30,
                                                                           --------------------      --------------------
                                                                             2000         1999         2000          1999
                                                                             ----         ----         ----          ----
     Revenues:
     East Division................................................           $ 117.0      $ 110.9      $ 365.1      $   326.2
     West Division................................................              71.7         66.5        216.3          205.9
     Central Division.............................................              87.6         73.7        259.7          226.2
     Ambulatory Surgery Centers...................................              12.7         12.0         38.6           36.8
     Sold and Held for Sale.......................................               7.1         54.4         25.0          223.9
     Corporate and other..........................................               5.2          3.8         10.7           10.0
                                                                             -------     --------      -------      ---------
                                                                             $ 301.3     $  321.3      $ 915.4      $ 1,029.0
                                                                             =======     ========      =======      =========

     EBITDA (a):
     East Division................................................           $  15.9     $   17.8      $  62.6      $    56.0
     West Division................................................               9.5          8.4         25.6           30.2
     Central Division.............................................               9.6          7.3         37.6           20.1
     Ambulatory Surgery Centers...................................               3.5          4.2         11.8           12.1
     Sold and Held for Sale.......................................              (0.3)        (2.2)        (0.5)           3.6
     Corporate and other..........................................               1.0          3.2         (6.2)         (11.8)
                                                                             -------     --------      -------      ---------
                                                                             $  39.2     $   38.7      $ 130.9      $   110.2
                                                                             =======     ========      =======      =========

  (a) EBITDA is defined as net income (loss) before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, management fees, impairment of long-lived assets, minority interest in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 8--SEGMENT AND GEOGRAPHIC INFORMATION (continued)

  ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 9--CONTINGENCIES

     HCA Investigations

     HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understands that HCA is cooperating in these investigations and that HCA believes through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware. On May 5, 2000, Triad was advised that one of such qui tam actions which had recently been partially unsealed, United States of America (ex.rel.Lanni) v. Curative Health Services. et. al. (98 Civ. 2501, S.D.N.Y., August 24, 1999), listed three of its hospitals as among the various named defendants. This qui tam action alleges various violations arising out of relationships between Curative Health Services and the other defendants. Two of the three Triad hospitals included as defendants ended their relationship with Curative Health Services prior to the Spin-off, while the third hospital maintains an ongoing relationship with Curative.

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

     In connection with the Spin-off, HCA has agreed to indemnify Triad in respect of any losses which it may incur as a result of the proceedings described above, and Triad would not be required to contribute any part of HCA's payment pursuant to the settlement understanding. If any of such indemnified matters were successfully asserted against Triad, or any of its facilities, and HCA failed to meet its indemnification obligations then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of Triad. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

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

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"), which became effective on July 1, 2000 covering transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS (continued)

stock compensation awards in a business combination. Management does not anticipate that the application of FIN 44 will have a significant effect on the results of operations or the financial position of Triad.

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

     The Spin-off, the sales of ten facilities and its partnership interest, cessation of operations of one facility and the opening of one joint venture facility significantly affects the comparability of the results of operations for the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999.

     On October 16, 2000, Triad announced that it will close its acute care hospital in San Diego, California on November 30, 2000. As of September 30, 2000 the carrying value of this facility was $12.0 million. Triad anticipates an impairment charge of $5.0 to $7.0 million will be recorded in the fourth quarter of 2000 due to the closure of this facility. For the three months ended September 30, 2000 and 1999, this facility had net revenue of $7.1 million and $6.1 million, respectively, and income (losses) before impairment charges and income taxes of $0.1 million and $(0.4) million (including $0.3 million of depreciation in both periods), respectively. For the nine months ended September 30, 2000 and 1999, this facility had net revenue of $21.1 million and $19.9 million, respectively, and income (losses) before impairment charges and income taxes of $(0.7) million and $0.8 million (including $0.9 million and $0.8 million of depreciation), respectively.

     On October 25, 2000, Triad entered into a definitive agreement to sell its hospital in Sherman, Texas, which was designated as held for sale, for $16.0 million. A nonrefundable deposit of $1.5 million was received at the signing of the agreement. Triad expects that the sale will be completed by the end of December 2000. The net book value of the facility was $12.4 million at September 30, 2000, excluding $2.0 million of undeveloped land. For the three months ended September 30, 2000 and 1999, this facility had net revenues of $7.4 million and $6.6 million, respectively, and income (losses) before impairment charges and income taxes of $0.4 million and $(0.7) million (including $0.7 million of depreciation in 1999), respectively. For the nine months ended September 30, 2000 and 1999, this facility had net revenues of $21.3 million and $21.5 million, respectively, and income (losses) before impairment charges and income taxes of $1.1 million and $(1.5) million (including $2.2 million of depreciation in 1999), respectively.

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


RESULTS OF OPERATIONS

     Revenue/Volume Trends

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs was reduced in 2000 and 1999 and will be further reduced with the phasing in of reductions in reimbursement levels. Certain of the reductions from the Balanced Budget Act will be mitigated by the Balanced Budget Refinement Act of 1999. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being reduced. As part of the Balanced Budget Act, the Health Care Financing Administration implemented a prospective payment system for outpatient hospital services ("Outpatient PPS") on August 1, 2000. The implementation of Outpatient PPS reduced reimbursement by approximately $0.2 million in the three months ended September 30, 2000 and Triad estimates that reimbursement will be reduced by $1.5 million annually. Patient revenues related to Medicare and Medicaid patients were 36.5% and 36.9% of total patient revenues for the three months ended September 30, 2000 and 1999, respectively, and 37.0% and 39.8% of total patient revenues for the nine months ended September 30, 2000 and 1999, respectively. Patient revenues related to managed care plan patients were 34.6% and 33.1% of total patient revenues for the three months ended September 30, 2000 and 1999, respectively, and 31.9% and 32.2% of total patient revenues for the nine months ended September 30, 2000 and 1999, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

     As discussed previously, Triad sold ten hospitals during 1999 and ceased operations of one hospital on February 11, 2000. These hospitals had revenues of $46.7 million for the three months ended September 30, 1999, and losses before gain on sales of assets, impairment charges and income taxes of $4.4 million. These hospitals had revenues of $186.0 million for the nine months ended September 30, 1999 and losses before gain on sales of assets, impairment charges and income taxes of $39.9 million.

     Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 43.6% and 45.9% of patient revenues for the three months ended September 30, 2000 and 1999, respectively, and 45.0% and 45.3% for the nine months ended September 30, 2000 and 1999, respectively.

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

     In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad is responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $30.0 million as of September 30, 2000.

Operating Results Summary

The following is a summary of operating results for the three and nine months ended September 30, 2000 and 1999 (dollars in millions, except per share amounts and ratios):

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                                           For the three months ended              For the nine months ended
                                                           --------------------------              -------------------------
                                                         2000                1999                2000                1999
                                                    Amount  Percentage  Amount  Percentage  Amount  Percentage  Amount  Percentage
                                                    ------  ----------  ------  ---------- -------  ----------  ------  ----------
Revenues........................................  $  301.3     100.0    $321.3     100.0  $  915.4     100.0   $1,029.0    100.0

Salaries and benefits...........................     125.4      41.6     134.8      42.0     376.2      41.1      438.3     42.6
Supplies........................................      44.7      14.8      48.7      15.2     136.9      14.9      151.3     14.7
Other operating expenses........................      63.4      21.1      72.2      22.5     192.7      21.1      233.2     22.7
Provision for doubtful accounts.................      28.4       9.4      26.0       8.1      78.1       8.5       93.6      9.1
Depreciation and amortization...................      20.9       6.9      24.4       7.6      62.1       6.8       78.7      7.6
Interest expense allocated from HCA.............        --        --        --        --        --        --       22.5      2.2
Interest expense, net...........................      14.4       4.8      18.7       5.8      42.9       4.7       28.3      2.7
ESOP expense....................................       2.0       0.7       1.6       0.5       4.7       0.5        2.1      0.2
Management fees allocated from HCA..............        --        --        --        --        --        --        8.9      0.9
Gain on sale of assets..........................      (0.2)     (0.1)    (16.9)     (5.3)     (4.6)     (0.5)     (16.9)    (1.6)
Impairment of long-lived assets.................        --        --       4.6       1.4       0.9       0.1       38.5      3.7
                                                  --------     -----    ------     -----  --------     -----   --------    -----
                                                     299.0      99.2     314.1      97.8     889.9      97.2    1,078.5    104.8
                                                  --------     -----    ------     -----  --------     -----   --------    -----
Income (loss) before minority interests, equity
 in earnings and income tax (provision) benefit.       2.3       0.8       7.2       2.2      25.5       2.8      (49.5)    (4.8)
Minority interests in earnings of consolidated
 entities.......................................      (1.9)     (0.6)     (2.3)     (0.7)     (6.3)     (0.7)      (7.0)    (0.7)
Equity in earnings (loss) of affiliates.........      (0.2)     (0.1)     (0.9)     (0.3)     (0.6)     (0.1)      (2.4)    (0.2)
                                                  --------     -----    ------     -----  --------     -----   --------    -----
Income (loss) before income tax (provision)
 benefit........................................       0.2       0.1       4.0       1.2      18.6       2.0      (58.9)    (5.7)
Income tax (provision) benefit..................      (1.2)     (0.4)     (2.2)     (0.7)    (10.5)     (1.1)      15.3      1.5
                                                  --------     -----    ------     -----  --------     -----   --------    -----

Net income (loss)...............................  $   (1.0)     (0.3)   $  1.8       0.5  $    8.1       0.9   $  (43.6)    (4.2)
                                                  ========     =====    ======     =====  ========     =====   ========    =====
Income (loss) per common share
  Basic.........................................  $  (0.03)               0.06            $   0.26             $  (1.43)
  Diluted.......................................  $  (0.03)               0.06            $   0.24             $  (1.43)
EBITDA (a)......................................  $   39.2                38.7            $  130.9             $  110.2
Number of hospitals at end of period (b)
  Owned and managed.............................        25                  29                  25                   29
  Joint ventures................................         2                   2                   2                    2
  Leased to others..............................         2                   2                   2                    2
                                                  --------              ------            --------             --------
  Total.........................................        29                  33                  29                   33

Ongoing operations: (c)
Licensed beds at end of period (d)..............     3,596               3,604               3,596                3,604
Available beds at end of period (e).............     3,158               3,176               3,158                3,176
Admissions (f)
  Owned and managed.............................    30,924              28,812              95,253               91,435
  Joint ventures................................     2,917               2,148               8,322                5,431
                                                  --------              ------             -------             --------
  Total.........................................    33,841              30,960             103,575               96,866
Adjusted admissions (g).........................    54,199              50,170             164,057              155,215
Outpatient visits...............................   322,466             306,700             959,522              927,325
Surgeries.......................................    51,445              49,091             155,920              145,346
Average length of stay (h)......................       4.3                 4.4                 4.4                  4.5
Outpatient revenue percentage...................      43.6%               45.9%               45.0%                45.3%
Inpatient revenue per admission.................  $  5,333            $  4,992            $  5,082             $  4,887
Outpatient revenue per outpatient visit.........  $    395            $    398            $    414             $    399
Patient revenue per adjusted admission..........  $  5,395            $  5,302            $  5,369             $  5,263

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

Three months ended September 30, 2000 and 1999

     Income before income taxes decreased to $0.2 million in the three months ended September 30, 2000 from income of $4.0 million in the three months ended September 30, 1999. The decrease was attributable to $16.9 million gain on sale of five facilities during the three months ended September 30, 1999 and an increase in depreciation at the facilities that comprise ongoing operations of $1.5 million. This was partially offset by impairment charges of $4.6 million on two facilities sold during 1999, losses of $4.4 million from the facilities that were divested during the three months ended September 30, 1999, improvement in the operations of the facilities that comprise ongoing operations of $1.2 million and a reduction of $4.3 million in interest expense due to reductions in debt. Additionally, equity in earnings increased $0.7 million due primarily to a non-consolidating entity which opened in May 1999.

     Revenues decreased 6.2% to $301.3 million in the three months ended September 30, 2000 compared to $321.3 million in the three months ended September 30, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. These facilities had revenues of $46.7 million in the three months ended September 30, 1999. The decrease in revenues was partially offset by a 9.8% increase for the facilities that comprise ongoing operations. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, admissions for the ongoing operations increased 7.3%, adjusted admissions from ongoing operations increased 8.0%, and revenues per adjusted admissions from ongoing operations increased 1.7%. In addition, outpatient visits increased 5.1%, outpatient revenues per outpatient visit remained relatively constant and surgeries increased 4.8%. Acuity levels for outpatient services decreased in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Salaries and benefits, as a percentage of revenues, decreased to 41.6% in the three months ended September 30, 2000 from 42.0% in the three months ended September 30, 1999. For the three months ended September 30, 1999, salaries and benefits for the facilities sold or closed were $23.2 million. Salaries and benefits for ongoing operations increased 1.0% as a percentage of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Costs per full time equivalent increased 9.3% in the three months ended September 30, 2000 compared to September 30, 1999, while labor productivity improved.

     Supply costs decreased as a percentage of revenues to 14.8% in the three months ended September 30, 2000 from 15.2% in the three months ended September 30, 1999. For the three months ended September 30, 1999, supplies for the facilities sold or closed were $7.3 million. Supplies for ongoing operations decreased 0.3% as a percentage of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999, primarily from rebates received through a group purchasing organization.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 21.1% in the three months ended September 30, 2000 compared to 22.5% in the three months ended September 30, 1999. For the three months ended September 30, 1999, other operating expenses for the facilities sold or closed were $13.8 million. Other

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

operating expenses for ongoing operations decreased 0.7% as a percentage of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due primarily to increases in revenues.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.4% in the three months ended September 30, 2000 compared to 8.1% in the three months ended September 30, 1999. Provision for doubtful accounts for the facilities sold or closed decreased $2.5 million in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Provision for doubtful accounts for ongoing operations increased 0.8% as a percentage of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This was due primarily to adjustments in estimates at three facilities.

     Depreciation and amortization decreased as a percentage of revenues to 6.9% in the three months ended September 30, 2000 from 7.6% in the three months ended September 30, 1999, primarily due to $5.0 million in 1999 depreciation for the facilities sold or closed. This was partially offset by an increase in depreciation of $1.5 million from completion of certain construction projects.

     Interest expense, which is offset by $1.6 million and $0.8 million of interest income in the three months ended September 30, 2000 and 1999, respectively, decreased to $14.4 million in the three months ended September 30, 2000 from $18.7 million in the three months ended September 30, 1999 due to the payoff of debt with the proceeds of sale of ten facilities during 1999.

     Gain on sale of assets was $16.9 million during the three months ended September 30, 1999 due primarily to the sale of five facilities during the quarter.

     Minority interests, which are primarily related to one joint venture in Arizona that includes 9 ambulatory surgery centers, as a percentage of revenues remained relatively unchanged in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     Equity in earnings (loss) of affiliates was $(0.2) million for the three months ended September 30, 2000 compared to $(0.9) million for the three months ended September 30, 1999. This was due primarily to reduction in losses of $1.6 million for one non-consolidating entity which opened in May 1999.

Nine Months Ended September 30, 2000 and 1999

     Income before income taxes increased to $18.6 million in the nine months ended September 30, 2000 from a loss of $58.9 million in the nine months ended September 30, 1999. The increase in pretax income was attributable to a $4.2 million gain on sale of a joint venture interest during the nine months ended September 30, 2000 and impairment charges of $38.5 million in the nine months ended September 30, 1999. Additional factors contributing to the increase were losses before impairment charges of $39.8 million for the nine months ended September 30, 1999 in the facilities that were divested and improvement in the operations of the facilities that comprise ongoing operations of $9.0 million, $7.8 million favorable prior year cost report settlements and contractual estimates during the nine months ended September 30, 2000 and a $4.1 million increase in equity in earnings primarily due to one non-consolidating entity which opened in May 1999. These increases were partially offset during the nine months ended September 30, 2000 by $16.9 million gain on sale of five facilities in 1999, $5.2 million of unfavorable contractual adjustments at one facility, $1.5 million of unfavorable adjustments at one facility from write-offs of certain expenses that were previously capitalized and other adjustments and $1.1 million of unfavorable adjustments in equity in earnings at a non-consolidating entity from various changes of estimates and other adjustments.

     Revenues decreased 11.0% to $915.4 million in the nine months ended September 30, 2000 compared to $1,029.0 million in the nine months ended September 30, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. In the nine months ended September 30, 1999, these facilities had revenues of $186.0 million. For the nine months ended September 30, 2000, the facilities that were sold or closed had revenues which included $3.1 million in favorable prior year cost report contractual estimates. The decrease in revenues was partially offset by an 8.1% increase for the facilities that comprise ongoing operations. For the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, admissions for the ongoing operations increased 4.2%, adjusted admissions from ongoing operations increased 5.7%, and revenues per adjusted admissions from ongoing operations increased 2.0%. Additionally, outpatient visits increased 3.5%, outpatient revenues per visit increased 3.6% and surgeries increased 7.3%. Another factor was $4.7 million in favorable prior year cost report settlements and

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

contractual estimates during the nine months ended September 30, 2000. The increases were partially offset by an unfavorable $5.2 million change in estimate for contractual discounts at one facility.

     Salaries and benefits, as a percentage of revenues, decreased to 41.1% in the nine months ended September 30, 2000 from 42.6% in the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, salaries and benefits for the facilities sold or closed were $2.4 million and $95.0 million, respectively. The salaries and benefits for the sold and closed facilities during the nine months ended September 30, 2000 were primarily related to severance costs associated with the closure of one facility in February 2000. Salaries and benefits for ongoing operations increased to 41.3% as a percentage of revenue in the nine months ended September 30, 2000 compared to 40.7% in the nine months ended September 30, 1999. Salaries and benefits increased due to a 4.1% increase in costs per full time equivalent and the addition of corporate staff after the Spin-off in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. These increases were partially offset by $2.8 million from a favorable adjustment relating to Triad's retirement plan contributions during the nine months ended September 30, 2000 and increases in labor productivity.

     Supply costs increased as a percentage of revenues to 14.9% in the nine months ended September 30, 2000 from 14.7% in the nine months ended September 30, 1999. For the nine months ended September 30, 1999, supplies for the facilities sold or closed were $28.4 million. Supplies for ongoing operations increased 0.4% as a percentage of revenue in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was attributable to higher patient acuity and price increases. Additionally, an unfavorable adjustment of $1.1 million was recorded at one facility from write-offs of certain expenses that were previously capitalized during the nine months ended September 30, 2000.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 21.1% in the nine months ended September 30, 2000 compared to 22.7% in the nine months ended September 30, 1999. For the nine months ended September 30, 1999, other operating expenses for the facilities sold or closed were $52.5 million. Other operating expenses for ongoing operations decreased 0.6% as a percentage of revenue in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease was due primarily to the increase in revenues.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.5% in the nine months ended September 30, 2000 compared to 9.1% in the nine months ended September 30, 1999. Provision for doubtful accounts for the facilities sold or closed decreased $22.9 million in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Provision for doubtful accounts for ongoing operations remained relatively constant as a percentage of revenue in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Depreciation and amortization decreased as a percentage of revenues to 6.8% in the nine months ended September 30, 2000 from 7.6% in the nine months ended September 30, 1999, primarily due to $17.6 million in 1999 depreciation for the facilities sold or closed.

     Interest expense allocated from HCA, which was represented by interest incurred on the net intercompany balance with HCA, was $22.5 million in the nine months ended September 30, 1999. The intercompany balances were eliminated at the Spin-off.

     Interest expense, which is offset by $4.5 million and $1.5 million of interest income in the nine months ended September 30, 2000 and 1999, respectively, increased to $42.9 million in the nine months ended September 30, 2000 from $28.3 million in the nine months ended September 30, 1999 due to the assumption of additional debt from HCA in the Spin-off.

     Management fees allocated from HCA were $8.9 million during the nine months ended September 30, 1999. No management fees were allocated during the nine months ended September 30, 2000 due to the Spin-off from HCA.

     Gain on sale of assets was $4.6 million during the nine months ended September 30, 2000 primarily due to the sale of Triad's partnership interest in a rehabilitation hospital during the period. Gain on sale of assets was $16.9 million during the nine months ended September 30, 1999 due primarily to the sale of five facilities during the period.

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     Impairments on long-lived assets were $0.9 million and $38.5 million during the nine months ended September 30, 2000 and 1999, respectively. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract being reduced to fair value, based on estimated disposal value. The impairments during 1999 were due to reductions of the book value of certain facilities that Triad divested during 1999 to fair value, based on estimates of selling values.

     Minority interests, which are primarily related to one joint venture in Arizona that includes 9 ambulatory surgery centers, as a percentage of revenues remained relatively unchanged in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Equity in earnings (loss) of affiliates was $(0.6) for the nine months ended September 30, 2000 compared to $(2.4) for the nine months ended September 30, 1999. This was due to reduction in losses of $4.1 million for one non-consolidating entity which opened in May 1999. This was offset by $1.1 million of unfavorable adjustments for various changes of estimates and other adjustments at one non-consolidating entity during the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $62.4 million in the nine months ended September 30, 2000 compared to $132.1 million in the nine months ended September 30, 1999. The decrease was due to a decrease in accounts payable and other current liabilities and an increase in inventories and other assets. This was offset by a smaller increase in accounts receivable in the nine months ended September 30, 2000 than in the nine months ended September 30, 1999.

     Cash used in investing activities was $101.7 million in the nine months ended September 30, 2000 compared to $71.0 million in the nine months ended September 30, 1999. This was due primarily to $70.8 million in proceeds received on the sale of three facilities in September 1999 and expenditures on the partial closing of an acquisition of $69.0 million in September 2000. This was partially offset by $40.7 million of loan repayments from one of Triad's hospital joint ventures which was offset by $13.3 of advances, during the nine months ended September 30, 2000 compared to $57.9 million in advances to this hospital joint venture during the nine months ended September 30, 1999. Additionally, capital expenditures decreased $38.6 million from the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Triad expects to expend approximately $40 million ($30 million for expansion) in capital expenditures for the remainder of 2000 and $120 million ($90 million for expansion) in 2001.

     Cash used in financing activities was $13.5 million in the nine months ended September 30, 2000 compared to cash provided by financing activities of $1.1 million in the nine months ending September 30, 1999. This was due to changes in the intercompany balances with HCA during the nine months ended September 30, 1999. This was partially offset by repayments on long term debt from asset sale proceeds during September 1999 and a $10.8 million decrease in distributions to minority partners.

     Triad received loan repayments from one of its hospital joint ventures of $37.0 million on February 28, 2000 and $3.7 million on April 11, 2000.

     On March 31, 2000 Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

     On April 28, 2000, Triad purchased 28.7 acres of land for $2.5 million in Las Cruces, New Mexico for future development. This project is expected to commence in early 2001 with projected costs of approximately $60 million over a 12 month period. The project will be funded with either operating cash flows or existing credit facilities.

     On June 1, 2000, Triad's partner in an ambulatory surgery center joint venture in Arizona contributed the assets of an ambulatory surgery center to the joint venture. Triad purchased a majority interest in these assets for $0.6 million.

     On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems, Inc. for a cash price of approximately $107.0 million plus approximately $10.0 million in working capital. The definitive agreement also includes the acquisition of a hospital in Statesville, North Carolina, but Triad has assigned the rights to acquire this hospital to a third party in a simultaneous closing. On September 29, 2000, Triad completed the closing of the Denton, Texas and Statesville, North Carolina hospitals. The effective date of the Denton, Texas acquisition was October 1, 2000. Triad paid $69.0 million at the

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

closing as a partial payment on the acquisition of the Denton, Texas and Lewisburg, West Virginia hospitals, which was recorded in other current assets. On October 31, 2000, Triad paid $48.0 million as the final payment on the acquisition and closed on the Lewisburg, West Virginia hospital. The final closing was funded by operating cash and a $24.0 million draw on its new term loan described below. For the three months ended September 30, 2000 and 1999, these facilities had net revenues of $23.2 million and $23.0 million, respectively, and pretax income of $2.6 million and $3.6 million, respectively. For the nine months ended September 30, 2000 and 1999, these facilities had net revenues of $72.7 million and $65.7 million, respectively, and pretax income of $10.3 million and $11.7 million, respectively.

     On July 27, 2000, Triad purchased 47 acres of undeveloped land in Sherman, Texas for $2.0 million. This land was not included in the sale of the hospital. Triad is currently in process of selling this land.

     On September 28, 2000, Triad's bank credit facility was amended to add a $200 million delayed draw term loan, which can be drawn upon in up to ten advances from the date of the amendment until one year after the amendment. Principal payments on amounts outstanding at the end of the delay draw term period are due quarterly beginning February 2002 until May 2005. The delay draw term loan bears interest at LIBOR plus 3.0%. No advances were made as of September 30, 2000. The amendment also modifies the requirements under certain financial ratios and tests and the restrictions on assets sales and capital expenditures. In conjunction with the amendment, Triad paid $1.5 million in debt issue costs, which will be amortized over the life of the loan.

     Triad has a $125.0 million line of credit which bears interest at LIBOR plus 3.0%, of which approximately $2.5 million has been allocated to letters of credit securing certain lease obligations. No amounts were outstanding under the revolving credit facility at September 30, 2000.

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

     Triad announced on October 19, 2000 that it entered into an agreement to acquire Quorum for approximately $2.4 billion in cash, stock and assumption of debt. Under the terms of the agreement, Quorum shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock. After the transaction Triad will have revenues of approximately $3.0 billion, 53 hospitals, 14 ambulatory surgery centers and 9,479 licensed beds.

     The transaction is subject to approval of each company's shareholders, antitrust clearance and other conditions customary for transactions of this type. The transaction is also conditioned upon Triad's receipt of a private letter ruling from the Internal Revenue Service that the transaction will not alter the tax-free nature of the Spin-off from HCA and is further conditioned upon the receipt of necessary financing. Triad has received a financing commitment of $1.7 billion from its investment banker to fund the cash purchase price and to refinance certain existing debt of both companies.

     Upon consummation of the transaction, Triad's board of directors will be increased by two members of Quorum's current board. Triad expects that the transaction will be completed in the first half of 2001.

     At September 30, 2000, Triad had working capital of $241.6 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2000.

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

CONTINGENCIES

     On October 20, 2000, a class action lawsuit was filed against Triad and the Board of Directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges that Quorum's directors breached their fiduciary duties of loyalty and due care by failing to implement reasonable procedures designed to maximize shareholder value and to obtain the highest price reasonably available for Quorum's shareholders. The complaint alleges that Triad aided and abetted Quorum's directors' breach of their fiduciary duties. The complaint seeks an injunction preventing consummation of the acquisition, or Quorum's business combination with any third party, until Quorum adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Quorum. Alternatively, the complaint seeks compensatory damages in the event the acquisition is consummated. The complaint also seeks an award of costs and attorneys' fees. Triad believes the claims are without merit and will vigorously defend the action.

     HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management understands that HCA is cooperating in these investigations and that HCA believes, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, management understands that HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To Triad's knowledge, the government has intervened in at least seven qui tam actions against HCA. HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware. On May 5, 2000, Triad was advised that one of such qui tam actions which had recently been partially unsealed, United States of America (ex.rel.Lanni) v. Curative Health Services. et. al. (98 Civ. 2501, S.D.N.Y., August 24, 1999), listed three of its hospitals as among the various named defendants. This qui tam action alleges various violations arising out of relationships between Curative Health Services and the other defendants. Two of the three Triad hospitals included as defendants ended their relationship with Curative Health Services prior to the Spin-off, while the third hospital maintains an ongoing relationship with Curative.

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

     With respect to Triad's interest-bearing liabilities, approximately $218.0 million of long-term debt at September 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $323.5 million at September 30, 2000 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $550.5 million at September 30, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $2.2 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

                          Part II - Other Information



Item 6:  Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:


Exhibit Number                                  Description
--------------                                  -----------

2.1* Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum HealthGroup, Inc. and Triad Hospitals, Inc. (the "Merger Agreement"). Incorporated by reference from Triad Hospitals' Current Report on Form 8-K dated October 18, 2000.
3.1 Certificate of Incorporation of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.2 By-Laws of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.3 Certificate of Incorporation of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
3.4 By-Laws of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
10.1 Amendment No. 1 dated as of September 28, 2000, to the Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and Nations Banc Montgomery Securities, LLC as lead arranger and sale back manager.
27.1             Financial Data Schedule for Triad (for Commission use only).
27.2 Financial Data Schedule for Triad Holdings (for Commission use only).

*Triad hereby agrees to furnish supplementally a copy of any omitted exhibits to, and schedules delivered in connection with, the Merger Agreement to the SEC upon request.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2000:

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.
Date:  November 13, 2000            By:  /s/ BURKE W. WHITMAN
                                        ---------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)






                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals Holdings, Inc.
Date:  November 13, 2000            By:  /s/ BURKE W. WHITMAN
                                       ----------------------
                                    Burke W. Whitman
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit Number                                  Description
--------------                                  -----------

2.1* Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum HealthGroup, Inc. and Triad Hospitals, Inc. (the "Merger Agreement"). Incorporated by reference from Triad Hospitals' Current Report on Form 8-K dated October 18, 2000.
3.1 Certificate of Incorporation of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.3 By-Laws of Triad. Incorporated by reference from Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
3.5 Certificate of Incorporation of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
3.6 By-Laws of Triad Holdings. Incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
10.1 Amendment No. 1 dated as of September 28, 2000, to the Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and Nations Banc Montgomery Securities, LLC as lead arranger and sale back manager.
27.1             Financial Data Schedule for Triad (for Commission use only).
27.2 Financial Data Schedule for Triad Holdings (for Commission use only).

*Triad hereby agrees to furnish supplementally a copy of any omitted exhibits to, and schedules delivered in connection with, the Merger Agreement to the SEC upon request.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2000:

                 None