Form 10-K
period 2000-12-31
TRIAD HOSPITALS INC; TRIAD HOSPITALS HOLDINGS INC
filed 2001-03-01
CIK 1074771, 1092479

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

   (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                            YES X         NO ______
                               ---

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

                            YES X         NO _____
                               ---

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

 As of February 15, 2001, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 34,811,394. As of February 15, 2001 the aggregate market value of the common stock held by non-affiliates was approximately $1,006,216,548. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates. All of the shares of common stock of Triad Hospitals Holdings, Inc. were owned by Triad Hospitals, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part
                                  III hereof.

                                    Part I

Item 1. Business

Our Formation

   Triad Hospitals, Inc. and Triad Hospitals Holdings, Inc. were incorporated under the laws of the State of Delaware in 1999. As used herein, "Holdings" refers to Triad Hospitals Holdings, Inc., a direct, wholly-owned subsidiary of Triad Hospitals, Inc. The terms "we," "our," "the Company," "us" and "Triad" refer to the business of Triad Hospitals, Inc., Holdings and their subsidiaries as a consolidated entity, except where it is clear from the context that such terms means only Triad Hospitals, Inc. Information regarding HCA - The Healthcare Company, our former parent ("HCA"), in this Annual Report is derived from reports and other information filed by HCA with the Securities and Exchange Commission (the "Commission"). Prior to the proposed merger of Triad with Quorum Health Group, Inc. (described below) and related financing transactions, Triad expects to merge Holdings into Triad.

   Triad provides health care services through hospitals and ambulatory surgery centers located in small cities and selected urban markets primarily in the southwestern, western and south-central United States. On May 11, 1999, Triad became an independent, publicly traded company owning and operating the healthcare service business which had comprised the Pacific Group of HCA. On that date, Triad was spun-off from HCA through the distribution of all outstanding shares of Triad common stock to the stockholders of HCA. On May 11, 1999, HCA also distributed to its stockholders all outstanding shares of the common stock of LifePoint Hospitals Inc. ("LifePoint"), a newly formed company comprising the former America Group of HCA. The common stock of Triad is quoted on the Nasdaq National Market System (Symbol: TRIH). Information about the distribution and certain indemnification and other arrangements entered into by Triad and HCA in connection with the distribution is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements.

Principal Executive Offices

   Our principal executive offices are located at 13455 Noel Road, 20th Floor, Dallas, Texas 75240, and our phone number is (972) 789-2700. Our corporate Website address is http://www.triadhospitals.com. Information contained on our Website is not part of this Annual Report.

General

   As of December 31, 2000, Triad's facilities included 29 general, acute care hospitals and 13 ambulatory surgery centers located in the states of Alabama, Arkansas, Arizona, California, Kansas, Louisiana, Missouri, New Mexico, Oklahoma, Oregon, Texas and West Virginia. Two hospitals and one surgery center included among these facilities are operated through 50/50 joint ventures that are not consolidated for financial reporting purposes. Triad opened one surgery center in February 2001 and effective January 1, 2001 acquired the other 50% interest in one of its two joint ventures.

   Since the distribution, Triad's management focused on streamlining Triad's portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. As a result of this initiative, Triad decided to divest certain of its facilities. Since January 1, 1999, Triad has sold ten of its general, acute care hospitals, one psychiatric hospital and three ambulatory surgery centers and ceased operations of two general acute care hospitals and has transferred under long term leases two hospitals and three surgery centers to an unaffiliated third party. In addition to these divestitures, Triad opened a new hospital in May 1999 that was operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Effective January 1, 2001, Triad acquired the other 50% interest in this joint venture. Triad also completed a swap of one of its hospitals, located in Laredo, Texas for a hospital located in Victoria, Texas on June 1, 1999 and acquired hospitals in Denton, Texas on October 1, 2000 and in Lewisburg, West Virginia on November 1, 2000.

   Triad announced on October 19, 2000 that it entered into an agreement to acquire Quorum Health Group, Inc. ("Quorum") for approximately $2.4 billion in cash, stock and assumption of debt. Under the terms of the agreement, Quorum shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. However, if the average closing price of a share of Triad common stock over the 20 trading-day period ending 5 business days prior to the date of the Quorum special meeting of stockholders is less than $21.00, Quorum may notify Triad of its intention to terminate the merger agreement. In that event, Triad will have the right to increase the $3.50 cash portion of the merger consideration by the amount equal to the difference between $21.00 and the average closing price of a share of Triad common stock over the 20 trading-day trading period ending 5 business days prior to the Quorum special meeting, multiplied by .4107. If Triad exercises that right, Quorum will not be permitted to terminate the merger agreement. After the merger, Triad will have revenues of approximately $3.0 billion, 50 hospitals, 14 ambulatory surgery centers and 9,000 licensed beds, including 282 beds that are in joint venture hospitals and 726 beds that are in hospitals leased to third parties.

   The merger is subject to approval of each company's shareholders, antitrust clearance and other conditions customary for transactions of this type. The merger is also conditioned upon Triad's and HCA's receipt of an acceptable private letter ruling from the Internal Revenue Service that the merger and related transactions will not cause the spin-off of Triad or LifePoint from HCA or the restructuring transactions that preceded the spin-off to fail to qualify for the tax treatment specified in IRS private letter rulings previously issued to HCA. The merger is further conditioned upon the receipt of necessary financing. Triad has received a financing commitment of $1.7 billion to fund the cash purchase price and to refinance certain existing debt of Triad and Quorum.

   Upon consummation of the merger, Triad's board of directors will be increased by the addition of two members of Quorum's current board. Triad expects that the merger will be completed in the first half of 2001.

   In addition to providing capital resources, Triad makes available a variety of management services to its health care facilities. These services include ethics and compliance programs, national supply and equipment purchasing and leasing contracts, accounting, financial and clinical systems, governmental reimbursement assistance, information systems, legal support, personnel management and internal audit, access to regional managed care networks, and resource management. Following the distribution, some of these services initially were provided through transitional arrangements made with HCA and selected services will continue to be provided by HCA over the next several years. Triad participates and has an equity interest, along with HCA and LifePoint, in a group purchasing organization which makes certain national supply and equipment contracts available to Triad's facilities. See "NOTE 13 - AGREEMENTS WITH HCA" in the consolidated financial statements for a more detailed description of such arrangements.

Triad's Markets

   Most of Triad's facilities are located in two distinct types of markets primarily in the southwestern, western and south-central United States. Three-quarters of Triad's hospitals are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. Triad's hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad's 29 hospitals are located in four larger urban areas. The urban areas where Triad operates are typically characterized by a high rate of population growth, such as Phoenix and Tucson, Arizona. Over half of Triad's facilities are located in the states of Arizona and Texas.

Small Cities

   Triad believes that the small cities of the southwestern, western and south-central United States are attractive to health care service providers as a result of favorable demographic and economic trends. Twenty-two of the 29 general, acute care hospitals that Triad operated as of December 31, 2000 were located in these markets. Of these hospitals, 12 hospitals were located in communities where they were the sole hospital and 10 hospitals were located in communities where they were one of only two or three hospitals.

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

Larger Urban Markets

   Seven of the 29 general, acute care hospitals that Triad operated as of December 31, 2000 are located in larger urban markets of the southwestern, western and south-central United States.

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

 .  Maximize Community Involvement. Triad's community philosophy is a simple one:
   Triad's shareholders generally own the bricks and mortar, but the hospitals and surgery centers effectively "belong" to the communities Triad serves. Triad seeks to have each community embrace its hospital or surgery center as a local asset in order to make the facility successful. To this end, Triad has strengthened its local Boards of Trustees with the addition and inclusion of more community leaders. Triad has also empowered each local Board of Trustees to take responsibility for strategic planning, assessment of capital needs, and overall supervision of the care provided in the community.

 .  Increase Volume by Adding Services and Physicians. (a) Expand Specialty
   Services - Triad believes that many of its small city and selected urban markets are large enough to support additional specialty services, such as women's centers, orthopedic facilities, oncology centers and neurology care, and intends to selectively increase these services in order to reduce patient outmigration to urban hospitals. To support this expansion of specialty services, Triad is actively recruiting additional specialists to certain of its facilities. (b) Expand Outpatient Services - Triad believes that the shift from inpatient to outpatient care recently experienced by the health care industry is likely to continue. Triad is continuing to enhance the access to and the convenience of its outpatient service capabilities by improving its free-standing ambulatory surgery centers, restructuring its hospital facilities and surgery capacities to better accommodate outpatient treatment, and improving its emergency room facilities. (c) Recruit Primary Care Physicians - Triad continues to actively recruit additional primary care physicians. Triad believes that a primary care physician is frequently the first contact point for a patient.

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

 .  Grow Through Same-Facility Expansion, New Facility Development and Selective
   Acquisitions. Triad is identifying expansion opportunities in areas where management perceives that demand is not being adequately met due to rapid population growth or insufficient existing health care services. Triad is selectively expanding its existing hospitals by adding clinical facilities or medical office buildings. Triad will begin construction of a new hospital in 2001 and has completed construction of an ambulatory surgery center during 2000 and is nearing completion of another. Triad has made two acquisitions in 2000 and may seek to make additional acquisitions in select markets. Triad believes that potential acquisition opportunities may arise when other health care providers choose to divest facilities or when independent hospitals believe that they can benefit from becoming part of a larger hospital company.

   Triad believes that as a result of its efforts to strengthen its asset base, it is especially well positioned to continue to build upon its portfolio of facilities in the southwestern, western and south-central United States, particularly in small cities and selected urban markets similar to the ones served by Triad's existing facilities. Triad believes that small city and urban markets can support increased specialty services which produce relatively higher revenues than other health care services. In addition, in small city markets managed care penetration is generally lower than in urban areas, and Triad believes that it is in a better position to negotiate more favorable managed care contracts in these markets. In evaluating its opportunities for new developments or acquisitions, both in small cities or in selected urban markets, Triad places a high priority on having a strong, competitive market position, either on its own or in conjunction with a compatible partner such as another hospital provider. Triad has a number of relationships with other provider organizations which it believes are mutually beneficial and it will continue to seek other such opportunities, including those with quality, not-for-profit providers.

   As discussed previously, Triad announced that it entered into a merger agreement with Quorum. The merger will create the third largest publicly owned hospital company in the United States, with approximately 50 hospitals and 9,000 licensed beds, and a leading hospital company focused on small city and selected urban markets. Because of the complementary geographic fit of the hospitals of Triad and Quorum, the combined company will have a broader, more geographically diverse asset base, with facilities in 17 states.

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

   Each of Triad's hospitals is governed by a Board of Trustees, which generally includes members of the hospital's medical staff as well as members of the community served by the hospital. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at the hospitals, monitors such practices, and is responsible for ensuring that these practices conform to established standards. Triad maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

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

    The following table sets forth certain operating statistics for hospitals owned by Triad for each of the past five years. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

                                                                          Years ended December 31,
                                                    -----------------------------------------------------------------------
                                                          2000          1999          1998           1997           1996
                                                       -------       -------       -------        -------        -------
Number of hospitals at end of period (a)........            29            30            39             39             39
Number of licensed beds at end of period (b)....         3,533         3,722         5,902          5,859          5,872
Weighted average licensed beds (c)..............         3,633         4,745         5,905          5,860          5,882
Admissions (d)..................................       128,645       145,889       169,590        172,926        171,265
Adjusted admissions (e).........................       220,590       241,547       276,771        275,125        266,660
Average length of stay (days) (f)...............           4.4           4.5           4.9            4.9            5.0
Average daily census (g)........................         1,532         1,818         2,263          2,326          2,338
Occupancy rate (h)..............................            49%           55%           44%            44%            46%

(a) Number of hospitals for 2000 and 1999 includes two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes. This table does not include any operating statistics for these facilities.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) Represents the average number of patients in Triad's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

    Triad's hospitals have experienced shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Triad has responded to the outpatient trend by enhancing its hospitals' outpatient service capabilities, including:

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

   Although Triad's inpatient growth exceeded its outpatient growth in 2000, Triad expects the growth in outpatient services to continue in the future. Triad's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that Triad believes will experience increased demand.

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

                                                                                        Years Ended December 31,
                                                                                        -------------------------
                                                                                      2000         1999          1998
                                                                                     -----        -----         -----
Medicare.....................................................................         29.6%        31.9%         35.2%
Medicaid.....................................................................          6.4          6.9           6.6
Managed care plans...........................................................         31.0         32.7          27.0
Other sources................................................................         33.0         28.5          31.2
                                                                                     -----        -----         -----
Total........................................................................        100.0%       100.0%        100.0%
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

Competition

   The competition among hospitals and other health care providers for patients has intensified in recent years as hospital occupancy rates have declined. Triad's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circumstances.

   Twelve of the general, acute care hospitals operated by Triad as of December 31, 2000, including one of the hospitals operated through a joint venture, are located in geographic areas where they are currently the sole provider of general, acute care hospital services in their communities. While these hospitals face less direct competition in their immediate service areas than would be expected in larger communities, they do face competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be as far as 30 to 50 miles away, patients in these markets increasingly may migrate to these competing facilities as a result of local physician referrals, managed care incentives or personal choice.

   Seventeen of the general, acute care hospitals are located in geographic areas where they compete with at least one other hospital. Some of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by Triad's facilities. Some of the hospitals that compete with

Triad are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. In some of these markets, Triad also faces competition from other providers such as outpatient surgery and diagnostic centers.

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

   State Certificate of Need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, may also have the effect of restricting competition. Alabama and West Virginia are the only states where Triad operates that have CON laws affecting acute care services. The application process for approval of covered services, facilities, changes in operations and capital expenditures in those states is highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. Triad has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the imposition, elimination or relaxation of such requirements. See "Government Regulation and Other Factors."

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

Employees and Medical Staff

   At December 31, 2000, Triad had approximately 15,500 employees, including approximately 4,200 part-time employees. Employees at one hospital are currently represented by a labor union. Triad considers its employee relations to be good. While Triad's non-union hospitals experience union organizational activity from time to time,

Triad does not expect such efforts to materially affect its future operations. Triad's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

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

Triad's Ethics and Compliance Program

   It is Triad's policy that its business be conducted with integrity and in compliance with the law. Triad has developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

   This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad's business and to help assure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the ethics and compliance program, Triad provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of Triad's operations, and develops and implements policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad's hospitals, as well as a national "hotline" to which employees can report, on an anonymous basis if preferred, any suspected violations.

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

   DRG rates are updated and re-calibrated annually and have been affected by several recent federal enactments. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. This was, in part, the result of previous legislation enacted by Congress such as the Balanced Budget Act, which was enacted August 5, 1997. The Benefits Improvement Protection Act of 2000 ("BIPA") has updated the rates hospitals receive so that hospitals generally will receive the full market basket index for federal fiscal year 2001 market basket index minus 1.1% for discharges occurring on or after October 1, 2000 and before March 31, 2001 and plus 1.1% for discharges occurring on or after April 1, 2001 and before October 1, 2001. Triad currently estimates an additional $3.0 to $5.0 million of reimbursement will result from BIPA. The DRG rates are adjusted each federal fiscal year, which begins on October 1. The historical DRG rate increases were 1.5%, 2.0%, 0.5%, 1.1% and 3.4% for federal fiscal years 1996, 1997, 1999, 2000 and 2001, respectively. For federal fiscal year 1998, there was no increase. The budgeted updates for federal fiscal years 2002 and 2003 are market basket index minus 0.55%. For Federal fiscal year 2004, hospitals generally will receive the full market basket index. Future legislation may decrease the future rate of increase for DRG payments, but we are not able to predict the amount of the reduction.

   Outpatient services provided at general, acute care hospitals typically are reimbursed by Medicare at the lower of customary charges or approximately 82% of actual cost, subject to additional limits on the reimbursement of certain outpatient services. The Balanced Budget Act contains provisions that affect outpatient hospital services, including a requirement that HCFA adopt a PPS for outpatient hospital services to begin January 1, 1999. However, implementation of PPS was delayed because of Year 2000 systems concerns, until August 1, 2000. Outpatient PPS reimbursement rates were based on the rates that would have been in effect on January 1, 1999, updated by the rate of increase in the hospital market basket minus one percentage point. The effect of the new payment system reduced current outpatient reimbursement by approximately $0.8 million in 2000. Triad currently estimates that the reductions will be $2.0 million annually. The fiscal intermediaries have had some difficulties processing payments timely and accurately under outpatient PPS. HCFA identified certain information system issues relating to the processing of payments for outpatient PPS claims. Based on provisions of BIPA, the fee schedule is to be updated by the market basket minus 0.8% and 1.0% for federal fiscal years 2001 and 2002, respectively, and market basket for federal fiscal years 2003 and beyond. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare physician fee schedule.

   The Balanced Budget Act mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, hospital outpatient services beginning January 1, 1999, home health services for Medicare cost reporting periods beginning after September 30, 1999, and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after April 1, 2001. Prior to the commencement of the prospective payment systems, payment constraints will be applied to PPS-exempt hospitals and units for Medicare cost reporting periods beginning on or after October 1, 1997. For the year ended December 31, 2000, Triad had 48 units and one hospital that were reimbursed under this methodology.

   Payments to PPS-exempt hospitals and units, such as inpatient psychiatric, rehabilitation and long-term hospital services, are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index. For federal fiscal year 1996, 1997, 1999, 2000 and 2001, the market basket index rate of increase was 3.4%, 2.5%, 2.5%, 2.9% and 3.4%, respectively. For federal fiscal year 1998, there was no increase. The update for cost reporting periods from October 1, 1999 to September 30, 2000 is the market basket index less a percentage point between 0% and 2.4% depending on the hospital's or unit's costs in relation to the ceiling. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units, such as psychiatric, rehabilitation and long-term hospitals. For federal fiscal year 1999, these limits were $10,787, $19,562 and $38,593 per discharge, respectively. For federal fiscal year 2000, these limits are $11,100, $20,129 and $36,712 per discharge, respectively. In addition, the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For federal fiscal year 1999, these amounts were $8,686, $17,077 and $22,000 per discharge for psychiatric, rehabilitation and long-term hospital services, respectively. For federal fiscal year 2000, these amounts are $8,938, $17,573 and $22,649 per discharge, respectively.

   Payments for Medicare skilled nursing facility services and home health services historically have been paid based on costs, subject to certain adjustments and limits. Although BBA mandates a PPS system for skilled nursing facility services, home health services, and inpatient rehabilitation hospital services, BIPA has made adjustments to the PPS payments for these health care service providers. Specifically, for skilled nursing facilities, BBA set the annual inflation update at the market basket index minus 1.0 percent for 2001 and 2002. However, BIPA adjusts the update to the full market basket index in 2001 and the market basket index minus 0.5 percent in 2002 and 2003. In addition to the creation of a PPS system for skilled nursing, the BBA also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidation billing is being implemented on a transition basis. As of December 31, 2000, 18 of Triad's hospitals operated skilled nursing facilities.

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

   Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Eight of Triad's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals include a higher reimbursement rate, which is based on a blend of hospital-specific costs and the national reimbursement rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

   On November 19, 1999, Congress passed the Balanced Budget Refinement Act of 1999 (the "Refinement Act") to reduce certain of the perceived adverse effects of the Balanced Budget Act on various health care providers. Among other things, the Refinement Act did reduce certain outpatient PPS reimbursement reductions proposed by the HCFA as a part of its implementation of a PPS for outpatient hospital services by attempting to limit certain losses sustained through the implementation of such system during the first three years of implementation. The Refinement Act also provided certain reimbursement increases for certain skilled nursing facilities, in part by allowing such facilities the option of choosing to be reimbursed at the new federal PPS rate for certain cost reporting periods beginning after December 15, 1999, as opposed to the three-year phase-in described above. Triad received approximately $1.0 million in additional reimbursement from the Refinement Act in 2000 and estimates total annual effect to be approximately $2.0 million to $3.0 million in additional reimbursement in the future.

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

   Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Review of previously submitted annual cost reports and the cost report preparation process are areas included in ongoing government investigations of HCA. The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off of Triad from HCA, owned facilities now owned by Triad. It is too early to predict the outcome of these investigations, but if Triad, or any of its facilities, were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, they could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of Triad. HCA has agreed to indemnify Triad in respect of losses arising from such government investigations. See "Government Regulation and Other Factors--Governmental Investigation of HCA and Related Litigation" for more information regarding such arrangement.

   Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. Pursuant to the terms of the distribution agreement, Triad will be responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for its facilities for all periods ending after the distribution date. HCA has agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for the facilities distributed to it by HCA relating to periods ending on or prior to the distribution date and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports under periods ending on or prior to the distribution date.

   Managed Care. Pressures to control the cost of health care have resulted in a 7% increase in admissions attributable to managed care payers. The percentage of Triad's net revenues attributable to managed care payers were 32.7% for the year ended December 31, 1999 and 31.0% for the year ended December 31, 2000, respectively. Triad expects that the trend toward increasing volumes related to managed care payers will continue in the future. Triad generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, Triad intends to take steps to improve its managed care position. See "Business Strategy" for a more detailed discussion of such strategy.

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

   Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates two hospitals in states (Alabama and West Virginia) that require CON approval to expand acute care hospital services. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility's license.

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

 . contracting with individuals that a provider knows or should know have been excluded from participation in a federal healthcare program;

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

   HHS has issued regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these "safe harbor" provisions does not render the arrangement illegal. However, business arrangements of health care service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

   Triad has a variety of financial relationships with physicians who refer patients to its hospitals. Triad has contracts with physicians providing services under a variety of financial arrangements such as employment contracts, leases, and professional service agreements. Triad also provides financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by their hospitals. Several of the freestanding surgery centers affiliated with Triad have physician investors. Some of Triad's arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-Kickback Statute will not determine that any of these arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that the anti-kickback laws or other federal laws were violated could subject Triad to liability under the Social Security Act, including:

   .  criminal penalties;

   .  civil sanctions, including civil monetary penalties; and

   . exclusion from participation in government programs such as Medicare and Medicaid or other federal health care programs.

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

   The Office of the Inspector General ("OIG") at HHS is responsible for identifying and eliminating fraud, abuse and waste in HHS programs and for promoting efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued "fraud alerts" which, although they do not have the force of law, identify features of transactions, which may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified the following incentive arrangements as potential violations:

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

   Section 1877 of the Social Security Act, commonly known as the "Stark Law", prohibits referrals of Medicare and Medicaid patients by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include, among other things, clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. There are a number of exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. In addition, a physician may have an ownership interest in and refer patients to an entity providing designated health services if the entity is located in a rural area. The requirements of the "rural provider" exception are:

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

   Triad provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. Although HHS has recently issued a safe harbor for certain physician recruitment, such safe harbor may not apply to certain physician recruitment undertaken by Triad. Additionally, physicians who are in a position to generate referrals hold investment interests in several of Triad's surgery centers. The ownership structure of some of these facilities may not be protected by a safe harbor. Triad also enters into certain independent contractor agreements, employment agreements, leases and other agreements with physicians. On January 4, 2001, HCFA issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered Phase I of a two-phase process, with the remaining regulations to be published at an unknown future date. Phase I of the regulations become effective January 4, 2002, or in the case of some of the provisions relating to home health agencies became effective February 5, 2001. HCFA is accepting comments on Phase I of the regulations until April 4, 2001, which may lead to further changes. Upon taking office, the Bush Administration temporarily postponed the effective date of regulations that had been published at the end of the Clinton Administration but which had not become effective. This action might affect these regulations. Some of Triad's arrangements with physicians do not expressly meet the requirements for safe harbor protection. There can be no assurance that regulatory authorities who enforce such laws will not determine that such activities or other physician arrangements violate the Anti-Kickback Statute or other applicable laws. Such a determination could subject Triad to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on the business, financial condition or results of operations of Triad. Such a determination could also cause Triad's business reputation to suffer significantly.

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

   The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement, billing for services not "medically necessary" and cost report fraud. Like the Anti-Kickback Statute, these statutory provisions are very broad. Careful and accurate coding and documentation of claims for reimbursement, including cost reports, must be performed to avoid liability under the false claims statutes.

   The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. On August 7, 2000, HCFA published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 2002. Currently, Triad cannot predict the impact on the financial condition or results of operations due to compliance with these regulations.

   HIPAA also requires HCFA to adopt standards to protect the security and privacy of health-related information. Regulations were proposed on August 12, 1998, but have not yet been finalized. As proposed, the regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, HCFA released final regulations containing privacy standards in December 2000 which require compliance by February 2003. These privacy regulations could be further amended or delayed. Upon taking office, the Bush Administration temporarily postponed the effective date of regulations that had been published at the end of the Clinton Administration but which had not become effective, which may affect these regulations. However, if they become effective as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations, if they become effective, could impose significant costs on Triad in order to comply with these standards. Violations of the Administration Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

   Conversion Legislation. Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit corporations. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific legislation governing these transactions may exercise authority based upon charitable trust and other existing law. The increased legal and regulatory review of these transactions involving the change of control of not-for-profit entities may increase the costs required, or limit Triad's ability, to acquire not-for-profit hospitals.

   Revenue Ruling 98-15. During March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. Triad has not determined the impact of the tax ruling on the development of future ventures. The tax ruling could limit joint venture development with not-for-profit hospitals, and could influence the exercise of "put agreements"--agreements that require the purchase of the partner's interest in the joint venture--by Triad's existing joint venture partner.

   Environmental Matters. Triad is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Triad does not expect that it will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

   Insurance. As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. Triad also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the distribution are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies and workers compensation claims arising prior to the distribution. From the distribution until December 31, 1999, Triad had first dollar insurance coverage on a claims incurred basis from HCA's wholly owned insurance subsidiary. Beginning January 1, 2000, Triad changed its general and professional liability insurance coverage to a self-insured plan, with excess loss policies.

   No reserves were recorded at December 31, 1999 because substantially all liability for general and professional liability claims incurred prior to that date was insured through a wholly-owned insurance subsidiary of HCA. Triad has a reserve for general and professional liability risks of $9.5 million at December 31, 2000. Any losses incurred in excess of amounts maintained under such insurance will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See "NOTE 2 - ACCOUNTING POLICIES -General and Professional Liability Risks" in the consolidated financial statements for a more detailed discussion of such arrangements.

   Governmental Investigation of HCA and Related Litigation. HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

   HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, to its knowledge, the government has elected to intervene in, or join, six qui tam actions in which HCA is a defendant. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

   The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the distribution, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had recently been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the distribution and the third hospital continues to maintain an ongoing relationship with Curative Health Services. Additionally, in early 2001 approximately thirteen of Triad's current and former hospitals received Notices of Reopening for cost reporting periods between 1993 and 1998, which are prior to the distribution. These notices indicate that reviews of the applicable cost reports will be conducted at HCFA's direction.

   In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health(neither of which is affiliated with HCA), announced that they would pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare Anti-Kickback statute) filed by the U.S. Attorneys in the Middle and Southern Districts of Florida and the Northern District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

   HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Since April 1997, numerous securities class action and derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against HCA and a number of its current and former directors, officers and/or employees. Several derivative actions have been filed in state court by certain purported stockholders of HCA against certain of its current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

   On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement, which HCA expects will occur in the first quarter of 2001. HCA also entered into a corporate integrity agreement with the OIG. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

   On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve all pending Federal criminal actions against HCA relating to health care billing issues. As part of the criminal agreement, HCA paid the government $95 million and will enter certain pleas in respect of the criminal actions. The criminal agreement is conditional upon entry of the pleas in Federal district court and necessary court approvals, which HCA expects will occur in the first quarter of 2001. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

   The agreements announced on December 14, 2000 relate only to conduct that was the subject of the Federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

   . any civil, criminal or administrative liability under the Internal Revenue Code;

   .  any other criminal liability;

   . any administrative liability, including mandatory exclusion from Federal health care programs;

   . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;

   . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

   . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

   . any civil or administrative claims of the United States against individuals.

   Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the distribution, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the distribution and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

   HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the distribution, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the distribution. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, or results of operations.

   The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, or results of operations in future periods.

   Item 2.  Properties

   The following table lists the hospitals owned, except as otherwise indicated, by Triad as of December 31, 2000.

Facility Name                                                           City                 State  Licensed Beds
-------------                                                           ----                 -----  -------------
Crestwood Medical Center..............................................  Huntsville            AL              120
Medical Center of South Arkansas(1)...................................  El Dorado             AR              166
Medical Park Hospital.................................................  Hope                  AR               91
Paradise Valley Hospital..............................................  Phoenix               AZ              159
El Dorado Hospital....................................................  Tucson                AZ              166
Northwest Hospital....................................................  Tucson                AZ              166
San Leandro Hospital..................................................  San Leandro           CA              122
Overland Park Regional Medical Center(2)..............................  Overland Park         KS              ---
Women & Children's Hospital...........................................  Lake Charles          LA               80
Independence Regional Health Center(2)................................  Independence          MO              ---
Medical Center of Carlsbad............................................  Carlsbad              NM              127
Lea Regional Hospital.................................................  Hobbs                 NM              250
Claremore Regional Hospital...........................................  Claremore             OK               89
SouthCrest Hospital(3)................................................  Tulsa                 OK              116
Willamette Valley Medical Center......................................  McMinnville           OR               80
Alice Regional Hospital...............................................  Alice                 TX              114
Brownwood Regional Medical Center.....................................  Brownwood             TX              218

College Station Medical Center........................................  College Station       TX              119
Navarro Regional Hospital.............................................  Corsicana             TX              162
Denton Community Hospital.............................................  Denton                TX              122
Longview Regional Hospital............................................  Longview              TX              164
Woodland Heights Medical Center.......................................  Lufkin                TX              137
Medical Center of Pampa...............................................  Pampa                 TX              107
San Angelo Community Medical Center...................................  San Angelo            TX              162
Medical Center at Terrell(4)..........................................  Terrell               TX              130
DeTar Hospital........................................................  Victoria              TX              211
Victoria Regional Medical Center......................................  Victoria              TX              156
Gulf Coast Medical Center.............................................  Wharton               TX              161
Greenbrier Valley Medical Center......................................  Lewisburg             WV              107
Closed:
Mission Bay Memorial Hospital(5)......................................  San Diego             CA              ---
Douglas Medical Center (6)............................................  Roseburg              OR              ---

(1) Triad holds a fifty percent equity interest in a non-consolidated joint venture which owns and operates this facility.
(2) Triad continues to own the assets related to these hospitals, but has transferred the exclusive rights to use and control the hospitals' operations to a separate, independent entity pursuant to a long-term lease agreement effective as of January 1, 1999.
(3) At December 31, 2000, Triad held a fifty percent equity interest in a non-consolidated joint venture which owned and operated this facility. Effective January 1, 2001, Triad acquired the other fifty percent interest in this joint venture.
(4) Triad currently leases this hospital pursuant to a long-term lease which provides that it has the exclusive right to use and control the hospital operations.
(5) Triad ceased operations of this facility on November 30, 2000.
(6) Triad ceased operations of this facility on February 11, 2000.

    In addition to the hospitals listed in the table above, as of December 31, 2000, Triad operated 13 ambulatory surgery centers, including three surgery centers that are operated by an unaffiliated third party pursuant to a long-term lease. Medical office buildings also are operated in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at Triad's hospitals.

    Triad's headquarters are located in approximately 45,000 square feet of space in one office building in Dallas, Texas. Triad sub-leases this space from HCA. See "NOTE 13-AGREEMENTS WITH HCA" in the consolidated financial statements for a more detailed description of such arrangement. Triad is currently inquiring about additional office space at its headquarters for additional employees that will be necessary due to the Quorum acquisition.

    Triad's hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad's present needs.

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

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.


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

1999                                                                                High          Low
----                                                                               ------       ------
Second Quarter................................................................     $13.50       $ 9.38
Third Quarter.................................................................      13.00         9.75
Fourth Quarter................................................................      15.13         9.38
2000
----
First Quarter.................................................................     $18.75       $13.44
Second Quarter................................................................      25.00        14.88
Third Quarter.................................................................      33.00        21.94
Fourth Quarter................................................................      34.38        25.44

   At the close of business on February 15, 2001, there were approximately 11,650 holders of record of Triad's common stock.

   Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain bank indebtedness covenants. See
Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.  Selected Financial Data

   The following consolidated selected financial data as of and for the years ended December 31, 2000, 1999, 1998 and 1997 and for the year ended December 31, 1996 has been derived from Triad's audited consolidated financial statements and as of December 31, 1996 has been derived from Triad's unaudited consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Triad's consolidated financial statements and related notes to the consolidated financial statements, which are included herein.

                                                                           Years Ended December 31,
                                                           --------------------------------------------------------
                                                             2000       1999        1998        1997        1996
                                                           --------   --------    --------    --------    --------
                                                               (Dollars in millions, except per share amounts)
Summary of Operations:
Revenues.................................................  $1,235.5   $1,329.1    $1,588.7    $1,609.3    $1,600.5
Income (loss) from continuing operations.................       4.4      (95.6)      (85.5)      (19.0)       68.3
Net income (loss) (a)....................................       4.4      (95.6)      (87.1)      (19.8)       74.7
Basic earnings (loss) per share:
  Income (loss) from continuing operations...............  $   0.14   $  (3.12)   $  (2.80)   $  (0.62)   $   2.23
  Net income (loss)......................................  $   0.14   $  (3.12)   $  (2.85)   $  (0.65)   $   2.44
  Shares used in computing basic earnings
  (loss) per share (in millions).........................      31.7       30.6        30.6        30.6        30.6
Diluted earnings (loss) per share:
  Income (loss) from continuing operations...............  $   0.13   $  (3.12)   $  (2.80)   $  (0.62)   $   2.21
  Net income (loss)......................................  $   0.13   $  (3.12)   $  (2.85)   $  (0.65)   $   2.42
  Shares used in computing diluted earnings (loss)
  per share (in millions)................................      34.1       30.6        30.6        30.6        30.9

Financial Position:
Assets...................................................  $1,400.5   $1,341.1    $1,371.3    $1,410.5    $1,426.3
Long-term debt, including amounts due within one year....     590.7      555.4        14.3        15.4        17.1
Intercompany balances payable to HCA.....................       ---        ---       613.7       525.0       521.7
Working capital..........................................     191.9      187.6       184.9       150.3       156.5
Capital expenditures.....................................      94.4      132.7       114.9       120.1        94.4


Operating Data:
EBITDA(b)................................................  $  174.0   $  124.5    $  149.0    $  187.8    $  294.5
Number of hospitals at end of period(c)..................        29         30          39          39          39
Number of licensed beds at end of period(d)..............     3,533      3,722       5,902       5,859       5,872
Weighted average licensed beds (e).......................     3,633      4,745       5,905       5,860       5,882
Number of available beds at end of period(f).............     3,146      3,280       5,199       5,230       5,052
Admissions(g)............................................   128,645    145,889     170,159     172,926     171,265
Adjusted admissions(h)...................................   220,590    241,547     276,771     275,125     266,660
Average length of stay (days)(i).........................       4.4        4.5         4.9         4.9         5.0
Average daily census(j)..................................     1,532      1,818       2,263       2,326       2,338
Occupancy rate (k).......................................        49%        55%         44%         44%         46%
Selected Ratios:
Ratio of earnings to fixed charges (l)...................    1.3x          ---         ---         ---        3.0x

(a) Includes charges related to impairment of long-lived assets of $8.0 million ($4.7 million after tax benefit), $69.2 million ($55.8 million after tax benefit), $55.1 million ($32.9 million after tax benefit) and $13.7 million ($8.2 million after tax benefit) for the years ended December 31, 2000, 1999, 1998 and 1997, respectively.
(b) EBITDA is defined as income (loss) from continuing operations before depreciation and amortization, interest expense, ESOP expense, management fees, gain on sales of assets, impairment of long-lived assets, minority in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c) Number of hospitals includes two facilities which are leased to a third party and two hospitals not consolidated for financial reporting purposes for 2000 and 1999. This table does not include any operating statistics for these facilities.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Triad owns and operates the health care service business which comprised the Pacific Group of HCA until the distribution by HCA to its shareholders of all of the shares of outstanding common stock of Triad. The distribution, which occurred on May 11, 1999, marked the beginning of Triad's operations as an independent, publicly-traded company. As such, the historical financial statements prior to the distribution of Triad may not be indicative of Triad's future performance, nor do they necessarily reflect what the financial position and results of operations of Triad would have been if it had operated as a separate, stand-alone entity during the entire periods presented.

    During 1999, Triad sold ten hospitals and two ambulatory surgery centers and opened one new hospital, which is accounted for using the equity method. During 2000, Triad ceased operations of two hospitals, sold one hospital and purchased two hospitals.

    The above described events significantly affect the comparability of the results of operations for the years ended December 31, 2000, 1999 and 1998.

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

Results of Operations

Revenue/Volume Trends

    During the years ended December 31, 2000 and 1999, Triad experienced declines in revenue and volumes. Management believes the following factors have contributed to the declines in revenue during the years ended December 31, 2000 and 1999:

 .   the announced divestitures of hospitals in certain markets;

 .   the disposition of ten acute care hospitals and two surgery centers during
    1999;

 .   the transfer pursuant to a long-term lease to an unaffiliated third party of two acute care hospitals and three ambulatory surgery centers;

 .   the cessation of operations of two hospitals during 2000;

 .   the impact of reductions in Medicare payments mandated by the Balanced
    Budget Act; and

 .   the continuing trend toward the conversion of more services to an outpatient basis.

    In the healthcare industry, operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

    Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget

Act, Triad's reimbursement from the Medicare and Medicaid programs was reduced in 2000 and 1999 and will be further reduced as some reductions in reimbursement levels are phased in over the next year, although certain of the reductions will be reduced by the Refinement Act. In December 2000, Congress passed BIPA which will further offset reductions from the Balanced Budget Act, which Triad currently estimates to an additional $3-$5 million of reinbursement annually. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts, where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being significantly reduced. As part of the Balanced Budget Act, HCFA implemented outpatient PPS on August 1, 2000 which reduced reimbursement in 2000 slightly. Net patient revenues related to Medicare and Medicaid patients were 36.0% and 38.8% of total net patient revenues for the years ended December 31, 2000 and 1999, respectively. Net patient revenues related to managed care plan patients were 31.0% and 32.7% of total net patient revenues for the years ended December 31, 2000 and 1999, respectively. Net patient revenues from capitation arrangements, or prepaid health service agreements, are less than 1% of net patient revenues in each period presented. See Item I "Business -Reimbursement."

   As discussed previously, management of Triad has focused on streamlining its portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. During the year ended December 31, 1999, Triad and HCA sold ten hospitals and during the year ended December 31, 2000, Triad sold one hospital and ceased operations of two hospitals. Net revenues for these facilities were $54.1 million and $249.9 million and losses before impairment charges, gain on sale, and income tax benefit of $11.6 million and $51.5 million for the years ended December 31, 2000 and 1999, respectively.

   Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Net outpatient revenues for facilities that remain after sales and closures were 44.9% in the year ended December 31, 2000 compared to 45.3% in the comparable period in 1999.

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

   In connection with the distribution, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports for former HCA facilities owned by Triad at the time of the spin-off from HCA relating to periods ending on or prior to the date of the distribution, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the date of the distribution. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $27.7 million as of December 31, 2000.

Operating Results Summary

     Following are comparative summaries of results from continuing operations for the years ended December 31, 2000, 1999 and 1998. Dollars are in millions, except per share amounts and ratios.

                                                                                  Years Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                     2000                    1999                    1998
                                                                 ---------------         ---------------        ---------------
                                                              Amount     Percentage   Amount     Percentage   Amount    Percentage
                                                             ---------   ----------  ---------   ----------  ---------  ----------
Revenues.................................................     $1,235.5        100.0   $1,329.1        100.0   $1,588.7       100.0

Salaries and benefits....................................        511.1         41.4      570.9         42.9      700.5        44.1
Supplies.................................................        185.6         15.0      200.1         15.0      241.6        15.2
Other operating expenses.................................        259.8         21.0      301.5         22.7      362.6        22.8
Provision for doubtful accounts..........................        103.6          8.4      129.0          9.7      138.4         8.7
Depreciation and amortization............................         83.2          6.7       98.5          7.4      109.6         6.9
Interest expense allocated from HCA......................          ---          ---       22.5          1.7       66.2         4.2
Interest expense, net....................................         57.3          4.6       42.7          3.2        2.7         0.1
ESOP expense.............................................          7.1          0.6        3.7          0.3        ---         ---
Management fees allocated from HCA.......................          ---          ---        8.9          0.7       29.3         1.9
Gain on sale of assets...................................         (7.9)        (0.6)      (8.6)        (0.6)       ---         ---
Impairment of long-lived assets..........................          8.0          0.7       69.2          5.2       55.1         3.5
                                                              --------        -----   --------        -----   --------       -----
                                                               1,207.8         97.8    1,438.4        108.2    1,706.0       107.4
                                                              --------        -----   --------        -----   --------       -----
Income (loss) from continuing operations before minority.
  interests, equity in earnings and income tax benefit...         27.7          2.2     (109.3)        (8.2)    (117.3)       (7.4)
Minority interests in earnings of consolidated entities..         (9.0)        (0.7)      (8.7)        (0.7)     (11.0)       (0.7)
Equity in earnings (loss) of non-consolidating entities..         (1.4)        (0.1)      (3.1)        (0.2)       3.4         0.2
                                                              --------        -----   --------        -----   --------       -----
Income (loss) from continuing operations before income
 tax (provision) benefit.................................         17.3          1.4     (121.1)        (9.1)    (124.9)       (7.9)
Income tax (provision) benefit...........................        (12.9)        (1.0)      25.5          1.9       39.4         2.5
                                                              --------        -----   --------        -----   --------       -----
Income (loss) from continuing operations.................     $    4.4          0.4   $  (95.6)        (7.2)  $  (85.5)       (5.4)
                                                              ========        =====   ========        =====   ========       =====

Income (loss) per common share from continuing operation
Basic....................................................     $   0.14                $  (3.12)               $  (2.80)
Diluted..................................................     $   0.13                $  (3.12)               $  (2.80)
EBITDA (a)...............................................     $  174.0                $  124.5                $  149.0
Number of hospitals at end of period (b)
    Owned and managed....................................           25                      26                      38
    Joint ventures.......................................            2                       2                       1
    Leased to others.....................................            2                       2                     ---
                                                              --------                --------                --------
    Total................................................           29                      30                      39
Ongoing operations(c)
Licensed beds at end of period (d).......................        3,533                   3,316                   3,356
Available beds at end of period (e)......................        3,146                   2,925                   2,922
Admissions (f)
    Owned and managed....................................      122,457                 115,827                 109,176
    Joint ventures.......................................       11,718                   7,774                   5,937
                                                              --------                --------                --------
    Total................................................      134,175                 123,601                 115,113
Adjusted admissions (g)..................................      209,681                 197,186                 181,960
Outpatient visits........................................      817,058                 796,973                 596,669
Surgeries................................................      202,575                 186,768                 169,099
Average length of stay (h)...............................          4.3                     4.4                     4.6
Outpatient revenue percentage............................         44.9%                   45.3%                   49.0%
Inpatient revenue per admission..........................        5,125                   4,949                   4,091
Outpatient revenue per outpatient visits.................          417                     400                     485
Patient revenue per adjusted admission...................        5,436                   5,311                   4,808

(a) EBITDA is defined as income (loss) from continuing operations before depreciation and amortization, interest expense, ESOP expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics for facilities leased to others and, except for admissions, the joint ventures.
(c)  Ongoing operations exclude facilities that were sold or closed.
(d) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(e)  Available beds are those beds a facility actually has in use.
(f) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(g) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(h) Represents the average number of days an admitted patient stays in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

Years Ended December 31, 2000 and 1999

     Income before income taxes increased to $17.3 million in the year ended December 31, 2000 from a loss of $121.1 million in the year ended December 31, 1999. The increase in pretax income was attributable to impairment charges of $69.2 million in the year ended December 31, 1999 compared to $8.0 million in the year ended December 31, 2000. Other factors contributing to the increase were decreased losses before impairment charges of $36.1 million in the facilities that were divested and improvement in the operations of the facilities that comprise ongoing operations of $23.5 million. In addition, there were $8.6 million of favorable prior year cost report settlements and contractual estimates during the year ended December 31, 2000 and $3.7 million increases in equity in earnings, primarily due to one non-consolidating entity which opened in May 1999. These increases were partially offset during the year ended December 31, 2000 by $5.2 million of unfavorable contractual adjustments at one facility, $1.1 million of unfavorable adjustments at one facility from write-offs of certain expenses that were previously capitalized and other adjustments and $1.1 million of unfavorable adjustments in equity in earnings at a non-consolidating entity from various changes of estimates and other adjustments.

     Revenues decreased 7.0% to $1,235.5 million in the year ended December 31, 2000 compared to $1,329.1 million in the year ended December 31, 1999. Revenues declined primarily as a result of the facilities that were sold or closed. In the year ended December 31, 1999, these facilities had revenues of $249.9 million compared to $54.1 million in the year ended December 31, 2000. For the year ended December 31, 2000, revenues in the facilities that were sold or closed included $3.5 million in favorable prior year cost report settlements and contractual estimates. The decrease in revenues was partially offset by a 9.5% increase for the facilities that comprise ongoing operations. Revenues for ongoing operations included $19.3 million from the acquisition of two facilities in the fourth quarter of 2000. For the year ended December 31, 2000 compared to the year ended December 31, 1999, admissions for the ongoing operations increased 5.7%, adjusted admissions from ongoing operations increased 6.3%, and revenues per adjusted admissions from ongoing operations increased 2.4%. Additionally, outpatient visits increased 2.5%, outpatient revenues per visit increased 4.2% and surgeries increased 8.5%. Another factor was $4.8 million in favorable prior year cost report settlements and contractual estimates during the year ended December 31, 2000. The increases were partially offset by an unfavorable $5.2 million change in estimate for contractual discounts at one facility.

     Salaries and benefits, as a percentage of revenues, decreased to 41.4% in the year ended December 31, 2000 from 42.9% in the year ended December 31, 1999. For the year ended December 31, 2000 and 1999, salaries and benefits for the facilities sold or closed were $35.9 million and $133.3 million, respectively. The salaries and benefits for the sold and closed facilities during the year ended December 31, 2000 included severance costs associated with the closure of two facilities of $2.6 million. Salaries and benefits for ongoing operations decreased to 40.2% as a percentage of revenue in the year ended December 31, 2000 compared to 40.6% in the year ended December 31, 1999. Salaries and benefits decreased due to $2.8 million from a favorable adjustment relating to Triad's retirement plan contributions during the year ended December 31, 2000 and increases in labor productivity. These decreases were partially offset by a 1.4% increase in costs per full time equivalent in the year ended December 31, 2000 compared to the year ended December 31, 1999 and the addition of corporate staff after the distribution. Salaries and benefits for ongoing operations included $7.0 million from the acquisition of two facilities in the fourth quarter of 2000.

     Supply costs remained constant as a percentage of revenues in the year ended December 31, 2000 compared to the year ended December 31, 1999. For the year ended December 31, 1999, supplies for the facilities sold or closed were $39.1 million compared to $7.6 million in the year ended December 31, 2000. Supplies for ongoing operations increased 0.2% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999. This increase was attributable to higher patient acuity, price increases and $3.2 million from the acquisition of two facilities in the fourth quarter of 2000. Additionally, an unfavorable adjustment of $1.1 million was recorded at one facility from write-offs of certain expenses that were previously capitalized during the year ended December 31, 2000.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 21.0% in the year ended December 31, 2000 compared to 22.7% in the year ended December 31, 1999. For the year ended December 31, 1999, other operating expenses for the facilities sold or closed were $72.8 million compared to $16.5 million in the year ended December 31, 2000. Other operating expenses for ongoing operations decreased 0.6% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was due primarily to the increase in revenues. This was partially offset by $4.3 million from the acquisition of two facilities in the fourth quarter of 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.4% in the year ended December 31, 2000 compared to 9.7% in the year ended December 31, 1999. Provision for doubtful accounts for the facilities sold or closed were $36.6 million in the year ended December 31, 1999 compared to $4.9 million in the year ended December 31, 2000. Provision for doubtful accounts for ongoing operations decreased 0.2% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999 due to improved collections and refinement of the estimation process for allowances for doubtful accounts of approximately $2.0 million. Days in accounts receivable decreased two days in the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was offset partially by $3.0 million from the acquisition of two facilities in the fourth quarter of 2000.

     Depreciation and amortization decreased as a percentage of revenues to 6.8% in the year ended December 31, 2000 from 7.4% in the year ended December 31, 1999, primarily due to $19.9 million in 1999 depreciation for the facilities sold or closed.

     Interest expense allocated from HCA, which was represented by interest incurred on the net intercompany balance with HCA, was $22.5 million in the year ended December 31, 1999. The intercompany balances were eliminated at the distribution.

     Interest expense, which is offset by $4.9 million and $2.5 million of interest income in the year ended December 31, 2000 and 1999, respectively, increased to $57.3 million in the year ended December 31, 2000 from $42.7 million in the year ended December 31, 1999 due to the assumption of additional debt from HCA in the distribution.

     Management fees allocated from HCA were $8.9 million during the year ended December 31, 1999. No management fees were allocated during the year ended December 30, 2000 due to the distribution from HCA.

     Gain on sale of assets was $7.9 million during the year ended December 31, 2000 primarily due to the sale of one hospital facility and Triad's partnership interest in a rehabilitation hospital during 2000. Gain on sale of assets was $8.6 million during the year ended December 31, 1999 due primarily to the sale of ten facilities during the period.

     Impairments on long-lived assets were $8.0 million and $69.2 million during the years ended December 31, 2000 and 1999, respectively. The impairments during 2000 were due primarily to the carrying value of the long-lived assets related to one hospital closed being reduced to fair value, based on estimated disposal value. The impairments during 1999 were due to reductions of the book value of certain facilities that Triad divested during 1999 to fair value, based on estimates of selling values.

     Minority interests, which are primarily related to one joint venture in Arizona that includes 9 ambulatory surgery centers, as a percentage of revenues remained relatively unchanged in the year ended December 31, 2000 compared to the year ended December 31, 1999.

     Equity in earnings (loss) of affiliates was $(1.4) million for the year ended December 31, 2000 compared to $(3.1) million for the year ended December 31, 1999. This was due to reduction in losses of $3.7 million for one non-consolidating entity which opened in May 1999. This was offset by $1.1 million of unfavorable adjustments for various changes of estimates and other adjustments at one non-consolidating entity during the year ended December 31, 2000.

Years Ended December 31, 1999 and 1998

     Losses from continuing operations before income tax benefit decreased to $121.1 million in the year ended December 31, 1999 from $124.9 million in the year ended December 31, 1998. The decrease in pretax loss was primarily attributable to gain on sales of ten hospitals in the year ended December 31, 1999 of $8.6 million. Additional factors contributing to the decrease in pretax loss were $16.7 million of lease income from the leased facilities, a $10.8 million reduction in interest expense and corporate overhead compared to the allocation of interest expense and management fees from HCA and $30.9 million improvement in the operations of facilities that will remain after planned divestitures. These were partially offset by an increase in impairment charges of $69.2 million recorded in the year ended December 31, 1999 compared to $55.1 million in the year ended December 31, 1998 due to the management reassessment of the facilities that would not be part of Triad's core markets. Additional offsetting factors included a reduction in the operations of $26.7 million relating to the leased facilities in the Kansas City, Missouri area, a $26.4 million reduction in the operations of the facilities which were sold during 1999, $3.0 million of favorable cost report settlements in 1998 and $6.5 million reduction in equity in earnings of non-consolidating entities due to the start up of operations of a hospital that opened in May 1999.

     Revenues decreased 16.3% to $1,329.1 million in the year ended December 31, 1999 compared to $1,588.7 million in the year ended December 31, 1998. Inpatient admissions decreased 13.0% and adjusted admissions, adjusted to reflect combined inpatient and outpatient volume, decreased 13.0% in the year ended December 31, 1999 compared to the year ended December 31, 1998. Revenues, admissions and adjusted admissions declined primarily as a result of the facilities that were leased in January 1999 and the facilities that were sold during 1999. The leased facilities had revenues of $216.6 million, admissions of 18,134 and adjusted admissions of 30,562 during year ended December 31, 1998. The ten hospitals sold had net revenues of $189.7 million and $330.3 million, admissions of 22,821 and 38,280 and adjusted admissions of 33,277 and 55,381 during the years ended December 31, 1999 and 1998, respectively. Additionally, $3.0 million of favorable cost report settlements were received in 1998. These were partially offset by $16.7 million of lease income from the leased facilities in the year ended December 31, 1999 and increases in net revenues of $85.7 million, admissions of 7,691 and adjusted admissions of 13,443 in the facilities that will remain after divestitures. Revenues have been decreasing over the past several years due to several additional factors. These factors include decreases in Medicare rates of reimbursement mandated by the Balanced Budget Act which became effective October 1, 1997; such rates lowered revenues by approximately $12.0 million and $17.0 million during the years ended December 31, 1999 and 1998, respectively, and continued increases in discounts from the growing number of managed care payers; managed care as a percent of net revenues increased to 32.7% compared to 27.0% during the year ended December 31, 1999 and 1998, respectively.

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

   Interest expense allocated from HCA, which was represented by interest incurred on the net intercompany balance with HCA, decreased to $22.5 million in the year ended December 31, 1999 compared to $66.2 million in the year ended December 31, 1998 due to the distribution which eliminated the intercompany balances.

   Interest expense, which is net of $2.5 million of interest income in 1999, increased to $42.7 million in the year ended December 31, 1999 from $2.7 million in the year ended December 31, 1998 due to the assumption of debt from HCA in the distribution.

   Management fees allocated from HCA decreased to $8.9 million from $29.3 million during the year ended December 31, 1999 compared to the year ended December 31, 1998, due to the distribution from HCA.

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

Liquidity and Capital Resources

   Cash provided by operating activities was $71.6 million in the year ended December 31, 2000 compared to $155.2 million in the year ended December 31, 1999. The decrease was due to a decrease in accounts payable and other current liabilities, increase in inventories and other assets and a larger increase in accounts receivable in 2000 than in 1999.

   Cash used in investing activities increased to $172.9 million in the year ended December 31, 2000 from $57.7 million in the year ended December 31, 1999. This was due primarily to $118.8 million paid for acquisitions during 2000. Additionally, $20.7 million in proceeds from sales of assets was received in 2000 compared to $117.8 million received during 1999. This was partially offset by a decrease in capital expenditures of $38.3 million in the year ended December 31, 2000 compared to the year ended December 31, 1999 and investments in a new hospital during 1999 of $52.4 million, which is not consolidated for financial reporting purposes, which opened in May 1999. Triad expects to expend approximately $120 million in capital expenditures ($90 million for expansion) in 2001.

   Cash provided by financing activities was $37.1 million in the year ended December 31, 2000 compared to cash used in financing activities of $26.6 million in the year ended December 31, 1999. This increase was due to $51.0 million proceeds from a new delay draw loan in 2000. This was offset by $75.0 million payoff of the asset bridge loan, which was required from the asset sale proceeds, and $33.0 million in payments on other bank indebtedness in 1999. This was partially offset by changes in the intercompany balances with HCA prior to the distribution.

   Triad received loan repayments from one of its hospital joint ventures of $37.0 million on February 28, 2000 and $3.7 million on April 11, 2000.

   On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

   On April 28, 2000, Triad purchased 28.7 acres of land for $2.5 million in Las Cruces, New Mexico for future development. This project is expected to commence in early 2001 with projected costs of approximately $60 million over an 18-month period. The project will be funded with either operating cash flows or existing credit facilities.

   On June 1, 2000, Triad's partner in an ambulatory surgery center joint venture in Arizona contributed the assets of an ambulatory surgery center to the joint venture. Triad purchased a majority interest in these assets for $0.6 million.

   On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems, Inc. for a cash price of approximately $107.0 million plus approximately $10.0 million in working capital. The definitive agreement included the acquisition of a hospital in Statesville, North Carolina, but Triad assigned the rights to acquire this hospital to a third party in a simultaneous closing. On September 29, 2000, Triad completed the closing of the Denton, Texas hospital. The effective date of the Denton, Texas acquisition was October 1, 2000. Triad paid $69.0 million at the closing as a partial payment on the acquisition of the Denton, Texas and Lewisburg, West Virginia hospitals. On October 31, 2000, Triad paid $48.0 million as the final payment on the acquisition and closed on the Lewisburg, West Virginia hospital. The final closing was funded by operating cash and a $24.0 million draw on its new term loan described below. For the periods prior to the acquisition, these facilities had net revenues of $72.7 million and pretax income of $10.3 million. For the year ended December 31, 1999, these facilities had net revenues of $88.1 million and pretax income of $14.0 million.

   On July 27, 2000, Triad purchased 47 acres of undeveloped land in Sherman, Texas for $2.0 million. This land was not included in the sale of the hospital described below. Triad is currently in process of selling this land.

   In January 1999, Triad entered into a 15-year lease with an unaffiliated party for the operations of two acute care hospitals and three ambulatory surgery centers, with lease payments of approximately $17.0 million per year. The lessee has an option to purchase the facilities exercisable annually beginning in January 2001 for approximately $130.0 million in January 2001. The lessee did not exercise its option in January 2001, although it may do so in the future.

   On February 11, 2000, Triad closed its acute care hospital in Roseberg, Oregon. An impairment charge of $6.8 million on this facility was recognized during the year ended December 31, 1999. As of December 31, 2000, the carrying value of this facility after impairment charge was $3.9 million. For the years ended December 31, 2000 and 1999, this facility had net revenues of $1.9 million and $21.8 million, respectively, and pre-tax losses before impairment charges and income taxes of $4.7 million and $5.6 million, respectively. Triad continues to pursue a lawsuit against another hospital in the market, seeking damages for various causes of action, including breach of fiduciary duties, interference with business advantage, and breach of contract and it expects ultimately to sell the facility for real estate value.

   On November 30, 2000, Triad closed its acute care hospital in San Diego, California. An impairment charge of $7.1 million on this facility was recognized during the year ended December 31, 2000. As of December 31, 2000 the carrying value of this facility after impairment charge was $8.3 million. For the years ended December 31, 2000 and 1999, this facility had net revenue of $22.1 million and $26.0 million, respectively, and income (losses) before impairment charges and income taxes of $(8.9) million and $0.1 million, respectively.

   On December 14, 2000, Triad sold its hospital in Sherman, Texas, which was designated as held for sale, for $16.0 million. A gain on the sale of $2.0 million was recognized during the year ended December 31, 2000. For the years ended December 31, 2000 and 1999, this facility had net revenue of $27.6 million and $28.7 million, respectively, and income (losses) before impairment charges and income taxes of $1.4 million and $(1.6) million, respectively.

   On February 5, 2001, Triad acquired the remaining 50% interest in the joint venture that owns SouthCrest Hospital in Tulsa, Oklahoma, which opened in May 1999, from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the venture. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion and a right of first refusal on certain other real estate. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at then fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating it for financial reporting. The purchase was funded with a draw on Triad's delay draw loan. For the years ended December 31, 2000 and 1999, this facility had net revenue of $56.1 million and $16.6 million, respectively, and losses before income taxes of $6.8 million and $12.9 million, respectively. Triad recorded equity in earnings (loss) of affiliate of $(2.7) million and $(6.4) million for the years ended December 31, 2000 and 1999, respectively, related to this joint venture.

   On September 28, 2000, Triad's bank credit facility was amended to add a $200 million delayed draw term loan, which can be drawn upon in up to ten advances from the date of the amendment until one year after the amendment. Principal payments on amounts outstanding at the end of the delay draw term period are due quarterly beginning February 2002 until May 2005. The delay draw term loan bears interest at LIBOR plus 3.0%. Advances of $51.0 million were made as of December 31, 2000. The amendment also modifies the requirements under certain financial ratios and tests and the restrictions on assets sales and capital expenditures. In conjunction with the amendment, Triad paid $1.5 million in debt issue costs, which will be amortized over the life of the loan.

   Triad has a $125.0 million line of credit which bears interest at LIBOR plus 3.0%, of which approximately $2.0 million has been allocated to letters of credit securing certain lease obligations. No amounts were outstanding under the revolving credit facility at December 31, 2000.

   Triad announced on October 19, 2000 that it entered into an agreement to acquire Quorum for approximately $2.4 billion in cash, stock and assumption of debt. Under the terms of the agreement, Quorum shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. However, if the average closing price of a share of Triad common stock over the 20 trading-day period ending 5 business days prior to the date of the Quorum special meeting of stockholders is less than $21.00, Quorum may notify Triad of its intention to terminate the merger agreement. In that event, Triad will have the right to increase the $3.50 cash portion of the merger consideration by the amount equal to the difference between $21.00 and the average closing price of a share of Triad common stock over the 20 trading-day trading period ending 5 business days prior to the Quorum special meeting, multiplied by .4107. If Triad exercises that right, Quorum will not be permitted to terminate the merger agreement. After the transaction Triad will have revenues of approximately $3.0 billion, 50 hospitals, 14 ambulatory surgery centers and 9,000 licensed beds, including 282 beds that are in joint venture hospitals and 726 beds that are in hospitals leased to third parties.

   The transaction is subject to approval of each company's shareholders, antitrust clearance and other conditions customary for transactions of this type. The transaction is also conditioned upon Triad's and HCA's receipt of an acceptable private letter ruling from the Internal Revenue Service that the merger and related transactions will not cause the spin-off of Triad or LifePoint from HCA or the restructuring transactions that preceded the spin-off to fail to qualify for the tax treatment specified in IRS private letter rulings previously issued to HCA. The merger is further conditioned upon the receipt of necessary financing. Triad has received a financing commitment of $1.7 billion from its investment banker to fund the cash purchase price and to refinance certain existing debt of Triad and Quorum.

   Upon consummation of the transaction, Triad's board of directors will be increased by the addition of two members of Quorum's current board. Triad expects that the transaction will be completed in the first half of 2001.

Recent Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which was required to be adopted in the first quarter of years beginning after December 15, 1999. In June 2000, the effective date of SAB 101 was delayed until the fourth quarter of 2000 for years beginning after December 15, 1999. The application of SAB 101 did not have a significant effect on the results of operations or the financial position of Triad.

   In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), which became effective on July 1, 2000 covering transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant effect on the results of operations or the financial position of Triad.

Contingencies

   On October 20, 2000, a class action lawsuit was filed against Triad and the Board of Directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges that Quorum's directors breached their fiduciary duties of loyalty and due care by failing to implement reasonable procedures designed to maximize shareholder value and to obtain the highest price reasonably available for Quorum's shareholders. The complaint alleges that Triad aided and abetted Quorum's directors' breach of their fiduciary duties. The complaint seeks an injunction preventing consummation of the merger, or Quorum's business combination with any third party, until Quorum adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Quorum. Alternatively, the complaint seeks compensatory damages in the event the acquisition is consummated. The complaint also seeks an award of costs and attorneys' fees. Triad believes the claims are without merit and will vigorously defend the action.

   HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

   HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, to its knowledge, the government has elected to intervene in, or join, six qui tam actions in which HCA is a defendant. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

   The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the distribution, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had recently been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the distribution and the third hospital continues to maintain an ongoing relationship with Curative Health Services. Additionally, in early 2001 approximately thirteen of Triad's current and former hospitals received Notices of Reopening for cost reporting periods between 1993 and 1998, which are prior to the distribution. These notices indicate that reviews of the applicable cost reports will be conducted at HCFA's direction.

   In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with HCA), announced that they would pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare Anti-Kickback statute) filed by the U.S. Attorneys in the Middle and Southern Districts of Florida and the Northern District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

   HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Since April 1997, numerous securities class action and derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against HCA and a number of its current and former directors, officers and/or employees. Several derivative actions have been filed in state court by certain purported stockholders of HCA against certain of its current and former officers and directors alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

   On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement, which HCA expects will occur in the first quarter of 2001. HCA also entered into a corporate integrity agreement with the OIG. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

   On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve all pending Federal criminal actions against HCA relating to health care billing issues. As part of the criminal agreement, HCA paid the government $95 million and will enter certain pleas in respect of the criminal actions. The criminal agreement is conditional upon entry of certain guilty pleas in Federal district court and necessary court approvals, which HCA expects will occur in the first quarter of 2001. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

   The agreements announced on December 14, 2000 relate only to conduct that was the subject of the Federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

   . any civil, criminal or administrative liability under the Internal Revenue
     Code;

   . any other criminal liability;

   . any administrative liability, including mandatory exclusion from Federal health care programs;

   . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;

   . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

   . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

   . any civil or administrative claims of the United States against individuals.

   Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the distribution, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the distribution and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

   HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the distribution, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the distribution. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, or results of operations. See "NOTE 13 - AGREEMENTS WITH HCA" in the consolidated financial statements for a more detailed description of such arrangements.

   The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, or results of operations in future periods.

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

Effects of Inflation and Changing Prices

   Various federal, state and local laws have been enacted that, in certain cases, limit Triad's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Net Medicare revenues approximated 29.6% in 2000, 31.9% in 1999 and 35.2% in 1998.

   Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Although Medicare prospective payments will increase in 2001, management expects that the average rate of increase in Medicare prospective payments will decline slightly in 2002 and 2003 not withstanding the enactment of the Refinement Act and BIPA. In addition, as a result of increasing regulatory and competitive pressures, Triad's ability to maintain operating margins through price increases to non-Medicare patients is limited.

Health Care Reform

   In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to health care providers in Triad's markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers, similar to the reductions incurred as part of the Balanced Budget Act as previously discussed. Future health care legislation or other changes in the administration or interpretation of governmental health care programs may have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Triad is exposed to market risk related to changes in interest rates. No derivatives are currently used to alter the interest rate characteristics of Triad's debt instruments.

   With respect to Triad's interest-bearing liabilities, approximately $267.1 million of long-term debt at December 31, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $323.6 million at December 31, 2000 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $615.0 million at December 31, 2000. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $2.7 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.  Financial Statements and Supplementary Data

   Information with respect to this Item is contained in Triad's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Previously reported in Triad's current reports on Form 8-K filed November 23, 1999 and November 28, 2000.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item is set forth under the headings "Election of Directors" and "Named Executive Officers Who Are Not Directors" in the definitive proxy materials of Triad to be filed in connection with its 2001 Annual Meeting of Stockholders. The information required by this Item to be contained in such definitive proxy materials is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of Triad to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the definitive proxy materials of Triad to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is set forth under the heading "Certain Transactions" in the definitive proxy materials of Triad to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the report:

     1. Financial Statements - The accompanying index to financial statements on page F-1of this Annual Report on From 10-K is provided in response to this item.

     2. List of Financial Statement Schedules - All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

     3.  List of Exhibits

         (a)  Exhibits


         Exhibit
         No.                            Description
         ---                            -----------
         2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference form Exhibit 2.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         2.2 Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum HealthGroup, Inc. and Triad Hospitals, Inc. (the "Merger Agreement"), incorporated by reference from Triad Hospitals' Current Report on Form 8-K dated October 18, 2000.
         3.1 Certificate of Incorporation of Triad, incorporated by reference from Exhibit 3.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         3.2        Bylaws of Triad Hospitals as amended February 18, 2000.
         3.3 Certificate of Incorporation of Triad Holdings, incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
         3.4 Bylaws of Triad Holdings, incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
         4.1 Indenture (including form of 11% Senior Subordinated Notes due 2009) dated as of May 11, 1999 , between Healthtrust and Citibank N.A. as Trustee, incorporated by reference from
                    Exhibit 4.2(a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.2 Form of 11% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.1).
         4.3 Registration Rights Agreement dated as of May 11, 1999 between Healthtrust and the Initial Purchasers named therein, incorporated by reference from Exhibit 4.4 (a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999 .
         4.4 Triad Assumption Agreement dated May 11, 1999 between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 4.4(b) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.5 Holdings Assumption Agreement dated May 11, 1999 between Triad Hospitals, Inc. and Triad Holdings, incorporated by reference form Exhibit 4.4(c) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
         4.6 Guarantor Assumption Agreements dated May 11, 1999 between Triad Holdings and the Guarantors signatory thereto, incorporated by reference from Exhibit 4.4 (d) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.1 Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from

                    Exhibit 10.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.2 Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.2 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.3 Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and Triad Hospitals, incorporated by reference from Exhibit 10.4 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit
                    10.5 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and Triad Hospitals, incorporated by reference from Exhibit 10.7 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and Triad Hospitals, incorporated by reference from Exhibit 10.8 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 10.9 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.10 Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, incorporated by reference from Exhibit 10.10 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.11 Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.12 Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.13 Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, incorporated by reference from Exhibit
                    10.13 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and NationsBanc Montgomery Securities, LLC as lead arranger and sole book manager, incorporated by reference from Exhibit 10.14 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals, incorporated by reference from Exhibit
                    10.15 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

        10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Holdings, incorporated by reference from Exhibit 10.16 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
        10.17 Amendment No. 1 dated as of September 28, 2000, to the Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and Nations Banc Montgomery Securities, LLC as lead arranger and sale back manager, incorporated by reference from Exhibit 10.1 to Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
        12.1        Statement of Computation of Ratio of Earnings to Fixed
                    Charges.
        16.1 Statement re: Change in Certifying Accountant, incorporated by reference from Exhibit 16.1 to Triad Hospitals' Report on Form 8-K dated November 23, 1999.
        16.2 Statement re: Change in Certifying Accountant, incorporated by reference from Exhibit 16.1 to Triad Hospitals' Report on Form 8-K dated November 30, 2000.
        21.1 List of the Subsidiaries of Triad Holdings incorporated by reference from Exhibit 21.1 to Amendment No. 1 to Triad Holdings, Registration Statement on Form S-4 October 22, 1999.
        23.1        Consent of Ernst & Young LLP.


        (b)  Reports on Form 8-K

                    On October 18, 2000, Triad reported that they had entered into a merger agreement with Quorum.

                    On October 31, 2000, Triad reported that they had issued a press release of its third quarter earnings.

                    On November 28, 2000, Triad reported a change in certifying accountants.

                    On December 6, 2000, Triad reported that they had received an amended and restated credit facilities commitment letter to provide debt contemplated in the merger agreement with Quorum.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Triad Hospitals, Inc.
                                    By:  /s/ JAMES D. SHELTON
                                       ----------------------
                                    James D. Shelton
                                    Chairman, President and Chief Executive
                                     Officer

Dated:  February 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                               TITLE                       DATE
       ---------                               -----                       ----
/s/ JAMES D. SHELTON                    Chairman of the Board,       February 28, 2001
-------------------------------
    James D. Shelton               President and Chief Executive
                                   Officer; Director (Principal
                                         Executive Officer)

/s/ MICHAEL J. PARSONS                Executive Vice President       February 28, 2001
-------------------------------
    Michael J. Parsons              and Chief Operating Officer;
                                               Director

/s/ BURKE W. WHITMAN                 Executive Vice President and    February 28, 2001
-------------------------------
    Burke W. Whitman                 Chief Financial Officer and
                                   Treasurer (Principal Accounting
                                               Officer)

/s/ THOMAS F. FRIST, III                       Director              February 28, 2001
-------------------------------
    Thomas F. Frist, III

/s/ DALE V. KESLER                             Director              February 28, 2001
-------------------------------
    Dale V. Kesler

/s/ THOMAS G. LOEFFLER, Esq.                   Director              February 28, 2001
-------------------------------
    Thomas G. Loeffler, Esq.

/s/ UWE E. REINHARDT, Ph.D                     Director              February 28, 2001
-------------------------------
    Uwe E. Reinhardt, Ph.D

/s/ MARVIN RUNYON                              Director              February 28, 2001
-------------------------------
    Marvin Runyon

/s/ GALE SAYERS                                Director              February 28, 2001
-------------------------------
    Gale Sayers

/s/ DONALD B. HALVERSTADT, M.D.                Director              February 28, 2001
-------------------------------
    Donald B. Halverstadt, M.D.

/s/ BARBARA A. DURAND, Ed.D.                   Director              February 28, 2001
-------------------------------
    Barbara A. Durand, Ed.D.

     Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Triad Hospitals Holdings, Inc.

                                    By:  /s/ BURKE W. WHITMAN
                                       ----------------------
                                             Burke W. Whitman
                                             Director

Dated:  February 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                  TITLE                              DATE
        ---------                                  -----                              ----
/s/ JAMES D. SHELTON               President (Principal Executive Officer)         February 28, 2001
-----------------------------
    James D. Shelton

/s/ BURKE W. WHITMAN               Treasurer; Director (Principal Financial and    February 28, 2001
-----------------------------
    Burke W. Whitman                             Accounting Officer)

/s/ DONALD P. FAY               Executive Vice President and Secretary; Director   February 28, 2001
-----------------------------
    Donald P. Fay

/s/ W. STEPHEN LOVE                                Director                        February 28, 2001
-----------------------------
    W. Stephen Love

                         INDEX TO FINANCIAL STATEMENTS

            TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.................................................................   F-2

Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998...   F-3

Consolidated Balance Sheets--December 31, 2000 and 1999........................................   F-4

Consolidated Statements of Equity--for the years ended December 31, 2000, 1999 and 1998........   F-5

Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999
   and 1998....................................................................................   F-6

Notes to Consolidated Financial Statements.....................................................   F-7

                        Report of Independent Auditors

To the Board of Directors and Stockholders
Triad Hospitals, Inc.

     We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. (see Note 1) as of December 31, 2000 and 1999 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of management of Triad Hospitals, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



Dallas, Texas
February 14, 2001

                             TRIAD HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31 2000, 1999 AND 1998
                (dollars in millions, except per share amounts)

                                                                             2000              1999            1998
                                                                           --------          --------        --------
Revenues.............................................................      $1,235.5          $1,329.1        $1,588.7

Salaries and benefits................................................         511.1             570.9           700.5
Supplies.............................................................         185.6             200.1           241.6
Other operating expenses.............................................         259.8             301.5           362.6
Provision for doubtful accounts......................................         103.6             129.0           138.4
Depreciation.........................................................          76.1              89.8            99.0
Amortization.........................................................           7.1               8.7            10.6
Interest expense allocated from HCA..................................           ---              22.5            66.2
Interest expense.....................................................          62.2              45.2             2.7
Interest income......................................................          (4.9)             (2.5)            ---
ESOP expense.........................................................           7.1               3.7             ---
Management fees allocated from HCA...................................           ---               8.9            29.3
Gain on sales of assets..............................................          (7.9)             (8.6)            ---
Impairments of long-lived assets.....................................           8.0              69.2            55.1
                                                                           --------          --------        --------
                                                                            1,207.8           1,438.4         1,706.0
                                                                           --------          --------        --------
Income (loss) from continuing operations before minority interests,
 equity in earnings (loss) and income taxes..........................          27.7            (109.3)         (117.3)
Minority interests in earnings of consolidated entities..............          (9.0)             (8.7)          (11.0)
Equity in earnings (loss) of affiliates..............................          (1.4)             (3.1)            3.4
                                                                           --------          --------        --------
Income (loss) from continuing operations before income taxes.........          17.3            (121.1)         (124.9)
Income tax (provision) benefit.......................................         (12.9)             25.5            39.4
                                                                           --------          --------        --------
Income (loss) from continuing operations.............................           4.4             (95.6)          (85.5)
Discontinued operations:
    Loss from operations, net of income tax benefit of $0.7..........           ---               ---            (1.6)
                                                                           --------          --------        --------
Net income (loss)....................................................      $    4.4          $  (95.6)       $  (87.1)
                                                                           ========          ========        ========
Basic loss per share:
  Income (loss) from continuing operations...........................      $   0.14          $  (3.12)       $  (2.80)
  Loss from discontinued operations..................................           ---               ---           (0.05)
                                                                           --------          --------        --------
     Net income (loss)...............................................      $   0.14          $  (3.12)       $  (2.85)
                                                                           ========          ========        ========
Diluted loss per share:
  Income (loss) from continuing operations...........................      $   0.13          $  (3.12)       $  (2.80)
  Loss from discontinued operations..................................           ---               ---           (0.05)
                                                                           --------          --------        --------
     Net income (loss)...............................................      $   0.13          $  (3.12)       $  (2.85)
                                                                           ========          ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (dollars in millions)

                                                                                2000          1999
                                                                              --------      --------
                                    ASSETS
Current assets:
      Cash and cash equivalents.........................................      $    6.7      $   70.9
      Accounts receivable, less allowances for doubtful accounts of
         $122.9 and $156.7 at December 31, 2000 and 1999, respectively..         171.1         150.6
      Inventories.......................................................          34.7          32.5
      Deferred income taxes.............................................          40.5          46.5
      Prepaid expenses..................................................           9.2           4.6
      Other.............................................................          66.0          48.3
                                                                              --------      --------
                                                                                 328.2         353.4
Property and equipment, at cost:
      Land..............................................................          71.9          63.4
      Buildings and improvements........................................         540.7         485.8
      Equipment.........................................................         662.2         626.5
      Construction in progress (estimated cost to complete and
         equip after December 31, 2000--$58.2)..........................          51.1          44.8
                                                                              --------      --------
                                                                               1,325.9       1,220.5
      Accumulated depreciation..........................................        (572.9)       (520.8)
                                                                              --------      --------
                                                                                 753.0         699.7
Intangible assets, net of accumulated amortization of $61.1 and
   $53.8 at December 31, 2000 and 1999, respectively....................         227.8         175.9
Investment in and advances to affiliates................................          79.4         103.0
Other...................................................................          12.1           9.1
                                                                              --------      --------
Total assets............................................................      $1,400.5      $1,341.1
                                                                              ========      ========
                       LIABILITIES AND EQUITY
Current liabilities:
      Accounts payable..................................................      $   67.4      $   57.7
      Accrued salaries..................................................          31.8          32.1
      Current portion of long-term debt.................................           9.0          18.3
      Other current liabilities.........................................          28.1          57.7
                                                                              --------      --------
                                                                                 136.3         165.8
Long-term debt..........................................................         581.7         537.1
Other liabilities.......................................................           9.6           0.7
Deferred taxes..........................................................          49.2          30.6
Commitments and contingencies...........................................           ---           ---
Minority interests in equity of consolidated entities...................          50.0          47.0
Stockholders' equity:
      Common stock .01 par value: 90,000,000 shares authorized,
         34,783,816 and 33,943,282 shares issued and outstanding at
         December 31, 2000 and 1999, respectively.......................           0.4           0.3
      Additional paid-in capital........................................         659.3         653.4
      Unearned ESOP compensation and stockholder notes receivable.......         (36.7)        (40.1)
      Accumulated deficit...............................................         (49.3)        (53.7)
                                                                              --------      --------
      Total stockholders' equity........................................         573.7         559.9
                                                                              --------      --------
Total liabilities and stockholders' equity..............................      $1,400.5      $1,341.1
                                                                              ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in millions)

                                                                                Unearned
                                                                                  ESOP                     Equity
                                                 Common         Additional    Compensation               Investments     Total
                                                 Stock           Paid-in    and Stockholder  Accumulated      by      Stockholders'
                                                 -----
                                            Shares     Amount    Capital    Notes Receivable   Deficit       HCA         Equity
                                            ------     ------    -------    ---------------    -------       ---         ------
Balance January 1, 1998................          ---   $  ---   $    ---         $   ---     $    ---      $ 587.8      $ 587.8
  Net loss.............................          ---      ---        ---             ---          ---        (87.1)       (87.1)
                                          ----------   ------   --------         -------     --------      -------      -------
Balance December 31, 1998..............          ---      ---        ---             ---          ---        500.7      $ 500.7
  Elimination of intercompany balances
    and other equity transactions......          ---      ---        ---             ---          ---        800.1        800.1
  Assumption of long-term debt
    (net of discount)..................          ---      ---        ---             ---          ---       (649.0)      (649.0)
  Spin-off of Triad shares to HCA
    shareholders.......................   29,898,688      0.3      609.6             ---         41.9       (651.8)         ---
  Issuance of common stock for
    Executive Stock Purchase Plan
    loans..............................      970,000      ---        9.1            (9.1)         ---          ---          ---
  Issuance of common stock under
    employee plans.....................       74,594      ---        ---             ---          ---          ---          ---
  Issuance of common shares for ESOP
    note receivable....................    3,000,000      ---       34.5           (34.5)         ---          ---          ---
  ESOP compensation earned.............          ---      ---        0.2             3.5          ---          ---          3.7
  Net loss.............................          ---      ---        ---             ---        (95.6)         ---        (95.6)
                                          ----------   ------   --------         -------     --------      -------      -------
Balance December 31, 1999..............   33,943,282      0.3      653.4           (40.1)       (53.7)         ---        559.9
  Issuance of common stock under
    employee plans.....................      219,609      ---        2.8             ---          ---          ---          2.8
  Stock options exercised..............      620,925      0.1        7.0             ---          ---          ---          7.1
  Income tax benefit from stock
    options exercised..................          ---      ---       (1.1)            ---          ---          ---         (1.1)
  ESOP compensation earned.............          ---      ---        3.7             3.4          ---          ---          7.1
  Stock compensation expense...........          ---      ---        0.9             ---          ---          ---          0.9
  Spin-off transactions with HCA.......          ---      ---       (7.4)            ---          ---          ---         (7.4)
  Net income...........................          ---      ---        ---             ---          4.4          ---          4.4
                                          ----------   ------   --------         -------     --------      -------      -------
Balance December 31, 2000..............   34,783,816   $  0.4   $  659.3         $ (36.7)    $  (49.3)     $   ---      $ 573.7
                                          ==========   ======   ========         =======     ========      =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in millions)

                                                                                      2000          1999        1998
                                                                                     -----          ----        ----
Cash flows from operating activities:
   Net income (loss)..........................................................      $   4.4       $ (95.6)    $ (87.1)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for doubtful accounts.........................................        103.6         129.0       138.4
      Depreciation and amortization...........................................         83.2          98.5       109.6
      ESOP expense............................................................          7.1           3.7         ---
      Minority interests......................................................          9.0           8.7        11.0
      Equity in (earnings) loss of affiliates.................................          1.4           3.1        (3.4)
      Gain on sales of assets.................................................         (7.9)         (8.6)        ---
      Deferred income tax provision (benefit).................................         11.8         (27.3)      (24.6)
      Impairment of long-lived assets.........................................          8.0          69.2        55.1
      Loss (income) from discontinued operations..............................          ---           ---         1.6
      Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
         Accounts receivable..................................................       (116.9)        (94.1)     (145.9)
         Inventories and other assets.........................................        (22.0)         14.4        (2.1)
         Accounts payable and other current liabilities.......................        (19.9)         56.3       (18.9)
         Other................................................................          9.7          (2.1)       (0.1)
                                                                                    -------       -------     -------
            Net cash provided by operating activities.........................         71.6         155.2        33.6
                                                                                    -------       -------     -------
Cash flows from investing activities:
   Purchases of property and equipment........................................        (94.4)       (132.7)     (114.9)
   Investment in and advances to affiliates...................................         22.7         (54.7)        0.7
   Proceeds received on sale of assets........................................         20.7         117.8         ---
   Payments for acquisitions..................................................       (118.8)          ---         ---
   Other......................................................................         (3.1)         11.9         5.9
                                                                                    -------       -------     -------
            Net cash used in investing activities.............................       (172.9)        (57.7)     (108.3)
                                                                                    -------       -------     -------
Cash flows from financing activities:
   Payments of long-term debt.................................................        (17.5)       (114.2)       (0.9)
   Proceeds from long-term debt...............................................         51.0           ---         ---
   Proceeds from issuance of common stock.....................................          9.9           ---         ---
   Distributions to minority partners.........................................         (6.3)        (18.6)      (13.1)
   Increase in intercompany balances with HCA, net............................          ---         106.2        88.7
                                                                                    -------       -------     -------
            Net cash provided by (used in) financing activities...............         37.1         (26.6)       74.7
                                                                                    -------       -------     -------
Change in cash and cash equivalents...........................................        (64.2)         70.9         ---
Cash and cash equivalents at beginning of period..............................         70.9           ---         ---
                                                                                    -------       -------     -------
Cash and cash equivalents at end of period....................................      $   6.7       $  70.9     $   ---
                                                                                    =======       =======     =======

Cash paid for:
Interest......................................................................      $  60.5       $  59.2     $  69.4
Income tax (refunds), net.....................................................      $   2.6       $   ---     $ (15.9)

   The accompanying notes are an integral part of the consolidated financial statements.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SPIN-OFF OF TRIAD HOSPITALS, INC.

   On May 11, 1999, HCA Healthcare Corporation ("HCA") completed the spin-off of Triad Hospitals, Inc. ("Triad") to its shareholders (the "Spin-off") by a pro rata distribution of 29,898,688 shares of common stock.

   On the Spin-off date, Triad became an independent, publicly owned company encompassing the operations of what had comprised the Pacific Group of HCA. At the Spin-off, the common shares of Triad were distributed to the record date holders of HCA at a ratio of one share for every nineteen outstanding HCA shares. Following the Spin-off, HCA had no ownership in Triad.

   As of December 31, 2000, Triad's facilities included 29 general, acute care hospitals and 13 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Kansas, Louisiana, Missouri, New Mexico, Oklahoma, Oregon, Texas and West Virginia. Two hospitals and one surgery center included among these facilities are operated through 50/50 joint ventures that are not consolidated for financial reporting purposes.

   Triad has entered into separation and other related agreements (see NOTE 13) governing the Spin-off transaction and Triad's subsequent relationship with HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off.

NOTE 2--ACCOUNTING POLICIES

Principles of Consolidation

   The accompanying consolidated financial statements present Triad's financial position, results of operations and cash flows as if Triad had been an independent, publicly owned company for all periods presented. Certain allocations of previously unallocated HCA's expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation. The accompanying financial statements for the periods prior to the Spin-off were prepared on the push down basis of the historical cost to HCA and represent the combined financial position, results of operations and cash flows of Triad for those periods.

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

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Equity

   Equity for the years ended December 31, 2000 and 1999 includes certain Spin-off related transactions, such as elimination of intercompany balances with HCA as of the Spin-off, reclassification of HCA's net investment in Triad to additional paid in capital and certain post Spin-off settlements with HCA.

   Equity as of December 31, 1998 represented the net investment in Triad by HCA. It includes common stock, additional paid-in-capital and net earnings.

Revenues

   Triad's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

   Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated settlements resulted in increases to revenues of $8.6 million for the year ended December 31, 2000, decreases to revenues of $1.7 million for the year ended December 31, 1999 and increases to revenues of $3.0 million for the year ended December 31, 1998.

   In association with ongoing federal investigations into certain of HCA's business practices, applicable governmental agencies ceased the settlement of cost reports. The settlement of cost reports started to resume during 1999. Due to the cost reports not being settled, Triad is not receiving all of the updated information which has historically been the basis used to adjust estimated settlement amounts. At this time, Triad cannot predict when, or if, the historical cost report settlement process will be completed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. The estimated net cost report settlements as of December 31, 2000 and 1999 of approximately $41.1 and $35.9 million, respectively and are included as a reduction to accounts receivable in the accompanying balance sheet. In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the Spin-off. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a net receivable from HCA relating to the indemnification of $27.7 and $28.0 million as of December 31, 2000 and 1999, respectively (See NOTE 13).

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

Accounts Receivable

   Accounts receivable are recorded at the estimated net realizable amounts from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2000, 1999 and 1998, approximately 29.6%, 31.9% and 35.2%, respectively, of Triad's net revenues related to patients participating in the Medicare program. Triad recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. During the years ended December 31, 2000, 1999 and 1998 approximately 31.0%, 32.7% and 27.0%, respectively, of Triad's net revenues related to patients in various managed care plans. Approximately half of Triad's facilities are located in the states of Arizona and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular payer or geographic area that would subject it to any significant credit risks in the collection of its accounts receivable

Inventories

   Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

   (a) Property and Equipment

   Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

   Depreciation expense, computed using the straight-line method, was $76.1 million, $89.8 million and $99.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

   (b) Intangible Assets

   Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities. These costs of $227.0 million and $174.5 million at December 31, 2000 and 1999, respectively, are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice and clinic acquisitions. During the year ended December 31, 2000, these costs were increased by $58.4 million from the acquisition of two facilities (See NOTE 3). During the year ended December 31, 1999, these costs were reduced by $83.7 million from sales of facilities and impairments of long-lived assets (See NOTE 4 and 6). Noncompete agreements and debt issuance costs are amortized based upon the terms of the respective contracts or loans. Amortization expense was $7.1 million, $8.7 million and $10.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Income Taxes

   Triad accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

   Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax (provision) benefit consists of Triad's current (provision) benefit for federal and state income taxes and the change in Triad's deferred income tax assets and liabilities.

   For periods prior to the Spin-off, HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including Triad. The provisions for income taxes (benefits) in the consolidated statements of operations for all periods presented were computed on a separate return basis (i.e., assuming Triad had not been included in a consolidated income tax return with HCA).

General and Professional Liability Risks

   HCA assumed the liability for all general and professional liability claims incurred through the Spin-off. Subsequent to the Spin-off through December 31, 1999, Triad obtained first dollar insurance coverage on a claims incurred basis from HCA's captive insurance company. On January 1, 2000, Triad changed its general and professional liability insurance coverage to a self insured plan, with excess loss policies. The cost of general and professional liability coverage was determined by HCA's captive insurance company based on actuarially determined estimates. The cost for the years ended December 31, 2000, 1999, and 1998 was approximately $22.2 million, $23.2 million and $27.0 million, respectively. Reserve for general and professional liability risks are actuarially determined, discounted using an interest rate of 6%. The reserve was $9.5 million at December 31, 2000.

   For periods after the Spin-off, Triad instituted its own self-insured programs for workers compensation and health insurance. Prior to the Spin-off, Triad participated in self-insured programs for workers' compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers' compensation and health claims incurred prior to the Spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Reserves for workers compensation were $3.0 million and $3.3 million at December 31, 2000 and 1999, respectively. The reserve for health claim liability risk of $4.6 million was funded as of December 31, 2000. Reserves for health claim liability risk were $3.6 million at December 31, 1999.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Management Fees

   Prior to the Spin-off, corporate overhead expenses relating to various HCA corporate general and administrative expenses were allocated to Triad based on net revenues. In the opinion of HCA management, this allocation method was reasonable.

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

Recent Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which was required to be adopted in the first quarter of years beginning after December 15, 1999. In June 2000, the effective date of SAB 101 was delayed until the fourth quarter of 2000 for years beginning after December 15, 1999. The application of SAB 101 did not have a significant effect on the results of operations or the financial position of Triad.

   In March 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"), which became effective on July 1, 2000 covering transactions occurring after December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant effect on the results of operations or the financial position of Triad.

NOTE 3--AQUISITIONS

   Triad announced on October 19, 2000 that it entered into an agreement to acquire Quorum Health Group, Inc. ("Quorum") for approximately $2.4 billion in cash, stock and assumption of debt. Under the terms of the agreement, Quorum shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. However, if the average closing price of a share of Triad common stock over the 20 trading-day period ended 5 business days prior to the date of the Quorum special meeting of stockholders is less than $21.00, Quorum may notify Triad of its intention to terminate the merger agreement. In that event, Triad will have the right to increase the $3.50 cash portion of the merger consideration by the amount equal to the difference between $21.00 and the average closing

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--AQUISITIONS (continued)

price of a share of Triad common stock over the 20 trading-day trading period ending 5 business days prior to the Quorum special meeting, multiplied by .4107. If Triad exercises that right, Quorum will not be permitted to terminate the merger agreement.

   The merger is subject to approval for each company's shareholders, antitrust clearance and various other conditions generally customary for transactions of this type. The merger is also conditioned upon Triad's and HCA's receipt of an acceptable private letter ruling from the Internal Revenue Service that the merger and related transactions will not cause the spin-off of Triad or LifePoint Hospitals, Inc. from HCA or the restructuring transactions that preceded the spin-off of Triad and LifePoint Hospitals, Inc. fail to qualify for the tax treatment specified in IRS private letter rulings previously issued to HCA. The merger is further conditioned upon the receipt of necessary financing. Triad has received a financing commitment of $1.7 billion to fund the cash purchase price and to refinance certain existing debt of Triad and Quorum.

   Upon consummation of the transaction, Triad's board of directors will be increased by the addition of two members of Quorum's current board. Triad expects that the transaction will be completed in the first half of 2001. For the years ended June 30, 2000, 1999 and 1998, Quorum had revenues of $1.8 billion, $1.7 billion and $1.6 billion, respectively, and net income of $55.5 million, $38.9 million and $86.7 million, respectively.

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

   On June 23, 2000, Triad signed a definitive purchase agreement to acquire hospitals in Denton, Texas and Lewisburg, West Virginia from NetCare Health Systems, Inc. for a cash price of approximately $107.0 million plus approximately $10.0 million in working capital. The definitive agreement also included the acquisition of a hospital in Statesville, North Carolina, but Triad assigned the rights to acquire this hospital to a third party in a simultaneous closing. On September 29, 2000, Triad completed the closing of the Denton, Texas hospital. The effective date of the Denton, Texas acquisition was October 1, 2000. Triad paid $69.0 million at the closing as a partial payment on the acquisition of the Denton, Texas and Lewisburg, West Virginia hospitals. On October 31, 2000, Triad paid $48.0 million as the final payment on the acquisition and closed on the Lewisburg, West Virginia hospital. Triad also incurred $0.3 million of acquisition costs for the two facilities.

   The acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations of the acquired facilities were included in Triad's consolidated results of operations from the acquisition dates. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition is summarized below (in millions):

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--AQUISITIONS (continued)

   Working capital............  $  8.3
   Property and equipment.....    50.6
   Goodwill...................    58.4
                                ------
   Purchase price allocation..  $117.3
                                ======

Goodwill related to the acquisition is being amortized on a straight-line basis over 40 years.

   The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, amortization of goodwill and income taxes. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                                             For the years ended December 31,
                                                 2000                1999
                                                 ----                ----
     Revenues.............................   $  1,308.2           $  1,417.2
     Net income (loss)....................   $      9.1           $    (89.9)
     Income (loss) per share:
       Basic..............................   $     0.29           $    (2.93)
       Diluted............................   $     0.27           $    (2.93)

   On June 1, 2000, Triad's partner in an ambulatory surgery center joint venture in Arizona contributed the assets of an ambulatory surgery center to the joint venture. Triad paid its partner $0.6 million for a majority interest in these assets.

   On February 5, 2001, Triad acquired the remaining 50% interest in the joint venture that owns SouthCrest Hospital in Tulsa, Oklahoma from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the venture. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at the fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating it for financial reporting.

  Summarized financial information for SouthCrest Hospital is as follows:

                                                        December 31,
                                                        ------------
          Summarized Balance Sheets                2000              1999
          -------------------------                ----              ----
          Current assets                          $ 18.2            $  14.5
          Non-current assets                        78.6               75.6
                                                  ------            -------
          Total assets                            $ 96.8            $  90.1
                                                  ======            =======

          Current liabilities                     $  5.9            $   6.6
          Non-current liabilities                   17.6               96.4
                                                  ------            -------
          Total liabilities                       $ 23.5            $ 103.0
                                                  ======            =======

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--AQUISITIONS (continued)

                                                            For the years ended December 31,
                                                            --------------------------------
          Summarized Statement of Operations            2000              1999              1998
          ----------------------------------            ----              ----              ----
          Revenues                                     $ 56.1           $  16.6           $   ---
          Loss from continuing operations                (6.8)            (12.9)              ---
          Net income                                     (6.8)            (12.9)              ---

NOTE 4--SALES AND CLOSURES

   On December 14, 2000, Triad sold its hospital in Sherman, Texas, which was designated as held for sale in 1999, for $16.0 million. A gain on the sale of $2.0 million was recorded during the year ended December 31, 2000. For the year ended December 31, 2000, 1999, and 1998, this facility had net revenues of $27.6 million, $28.7 million, and $26.3 million, respectively, and income (losses) before impairment charges and income taxes of $1.4 million, $(1.6) million, and $(7.0) million, respectively.

   Triad closed its acute care hospital in San Diego, California on November 30, 2000. As of December 31, 2000, the carrying value of this facility was $8.3 million. For the year ended December 31, 2000, 1999, and 1998, this facility had net revenue of $22.1 million, $26.0 million, and $23.0 million, respectively, and income (losses) before impairment charges and income taxes of $(8.9) million, $0.1 million, and $(0.5) million, respectively.

   On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

   On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of December 31, 2000, the carrying value of this facility was $3.9 million. For the year ended December 31, 2000, 1999, and 1998, this facility had net revenues of $1.9 million, $21.8 million, and $21.5 million, respectively, and losses before impairment charges and income taxes of $4.7 million, $5.6 million, and $6.6 million, respectively.

   Triad sold the assets of its acute care hospital in DeQueen, Arkansas for approximately $4.0 million plus approximately $0.5 million of assumed liabilities on November 30, 1999. A loss on the sale of $0.5 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 2000 and 1999 of $(0.8) million and $1.6 million, respectively. For the years ended December 31, 1999 and 1998, this facility had net revenues of $11.5 million and $14.1 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $4.2 million and $1.8 million, respectively.

   Triad sold a majority of the assets of its acute care hospital in Phoenix, Arizona for $29.2 million on November 30, 1999. Gains (losses) on the sale of $1.3 million and $(3.8) million was recorded during the years ended December 31, 2000 and 1999, respectively. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 2000 and 1999 of $1.8 million and $(0.8) million, respectively. For the years ended December 31, 1999 and 1998, this facility had net revenues of $35.4 million and $65.4 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $21.5 million and $13.5 million, respectively.

   On October 31, 1999 Triad sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. A gain on the sale of $0.6 million was recorded during the year ended December 31, 1999. For the years ended December 31, 1999 and 1998, this facility had net revenues of $8.0 million and $10.2 million, respectively, and pre-tax income before gain on sale of assets and impairment charges of $0.0 million and $0.4 million, respectively.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SALES AND CLOSURES (continued)

   Triad sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas on September 30, 1999 for $13.7 million. Triad retained the accounts receivable and certain liabilities with a net book value of $(0.5) million and $(1.7) million at December 31, 2000 and 1999, respectively. A loss on the sale of $2.9 million was recorded during the year ended December 31, 1999. For the years ended December 31, 1999 and 1998, these facilities had net revenues of $36.4 million and $59.6 million, respectively, and pre-tax losses before loss on sale of assets and impairment charges of $15.1 million and $12.5 million, respectively.

   Triad sold all of its assets in its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $1.4 million on the sale was recorded during the year ended December 31, 1999. For the years ended December 31, 1999 and 1998, these facilities had net revenues of $67.1 million and $95.8 million, respectively, and pre-tax losses before gain on sale of assets and impairment charges of $3.5 million and $8.3 million, respectively.

   Triad sold its joint venture facility in Amarillo, Texas on September 1, 1999 and received $23.1 million in net proceeds. A gain on the sale of $14.2 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a net book value of $(0.3) million at December 31, 1999. For the years ended December 31, 1999 and 1998, this facility had net revenues of $6.6 million and $10.9 million, respectively, and pre-tax income before gain on sale of assets and impairment charges of $0.3 million and $2.1 million, respectively.

   On June 1, 1999, Triad completed the exchange of one hospital located in Laredo, Texas for one hospital located in Victoria, Texas and $4.4 million in cash.

   Triad used the proceeds of the sales in 1999 to retire certain outstanding indebtedness (see NOTE 8).

NOTE 5--INCOME TAXES

   The income tax (provision) benefit for the years ended December 31, 2000, 1999 and 1998 consists of the following (dollars in millions):

                                                                 2000         1999        1998
                                                                ------       ------      ------
  Current:
    Federal...................................................  $  ---        $ ---       $12.5
    State.....................................................    (1.1)        (1.8)        2.3
  Deferred:
    Federal...................................................    (9.7)        24.8        20.8
    State.....................................................    (2.1)         2.5         3.8
                                                                ------        -----       -----
                                                                $(12.9)       $25.5       $39.4
                                                                ======        =====       =====

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES (continued)

   A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                               2000        1999        1998
                                                               ----        ----        ----
  Federal statutory rate...................................... 35.0%       35.0%       35.0%
  State income taxes, net of federal income tax benefit.......  4.8         2.8         3.1
  Non-deductible intangible assets............................  ---         ---        (6.5)
  Non-deductible goodwill amortization........................ 13.1        (2.5)        ---
  Non-deductible impairment charges........................... 11.3       (11.5)        ---
  Non-deductible ESOP expense.................................  8.1        (0.1)        ---
  Other items, net............................................  2.2        (2.6)       (0.2)
                                                               ----       -----       -----
  Effective income tax rate................................... 74.5%       21.1%       31.4%
                                                               ====       =====       =====

  A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                                                                                    2000                     1999
                                                                              -----------------       ------------------
                                                                           Assets     Liabilities   Assets     Liabilities
                                                                         ----------   -----------  ---------   -----------
  Depreciation and fixed asset basis differences.......................     $ ---         $51.8       $---         $34.7
  Accounts and other receivables.......................................      26.2           ---       33.4           ---
  Net operating loss carryforwards.....................................       7.5           ---        9.7           ---
  Compensation reserves................................................       8.0           ---        6.1           ---
  Other................................................................       2.4           ---        2.3           ---
                                                                            -----         -----      -----         -----
                                                                             44.1          51.8       51.5          34.7
  Valuation allowances.................................................      (1.0)          ---       (1.0)          ---
                                                                            -----         -----      -----         -----
                                                                            $43.1         $51.8      $50.5         $34.7
                                                                            =====         =====      =====         =====

   As part of the Spin-off, HCA and Triad entered into a tax sharing and indemnification agreement (See NOTE 13). The tax sharing and indemnification agreement will not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of Triad except to the extent that the temporary differences giving rise to such deferred tax assets and liabilities as of the Spin-off are adjusted as a result of final tax settlements after the Spin-off. In the event of such adjustments, the tax sharing and indemnification agreement will provide for certain payments between HCA and Triad as appropriate.

   Deferred income taxes of $40.5 million and $46.5 million at December 31, 2000 and 1999, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $49.2 million and $30.6 million at December 31, 2000 and 1999, respectively. Current and noncurrent deferred taxes totaled $8.7 million net tax deferred liability and $15.8 million net tax deferred asset at December 31, 2000 and 1999, respectively.

   At December 31, 2000, state net operating loss carryforwards (expiring in years 2001 through 2020) available to offset future taxable income approximated $29.5 million. A significant portion of this net operating loss expires in 2014. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2000 and 1999.

   At December 31, 2000, the federal net operating loss available to offset future taxable income approximated $21 million. The federal operating loss carryforward will expire in the year 2019. Pursuant to the tax sharing and indemnification agreement, Triad is entitled to the tax benefit of such losses.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--IMPAIRMENT OF LONG-LIVED ASSETS

   Triad follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

   During the year ended December 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts, which was substantially completed by December 31, 2000. Accordingly, the carrying value of the long-lived assets associated with this contract of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the year ended December 31, 2000, 1999 and 1998, this entity contributed revenues of $3.1 million, $3.5 million, and $3.9 million, respectively, and losses before impairment charges and income taxes of $2.8 million, $3.9 million and $2.7 million, respectively.

   During the year ended December 31, 2000, the carrying value of the long-lived assets related to one facility that was closed on November 30, 2000 of $15.5 million, was reduced to fair value, based on the estimated selling value, for a non-cash charge of $7.1 million. This facility had net revenues of $22.1 million, $26.0 million and $23.0 million, respectively, and income (losses) before impairment charges and income taxes of $(8.9) million, $0.1 million and $(0.5) million for the years ended December 31, 2000, 1999 and 1998, respectively.

   During the year ended December 31, 1999, Triad sold nine hospitals and one psychiatric hospital (See NOTE 4). Triad decided to sell two general, acute care hospitals that were identified as not compatible with Triad's operating plans, based upon management's review of all facilities, and after giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. During the year ended December 31, 1999, the carrying values of the long-lived assets related to five of the facilities sold and the two facilities to be sold, were reduced to fair value, based on estimated selling values, for a total non-cash charge of $66.1 million. These facilities had net revenues of approximately $131.3 million and $168.9 million for the years ended December 31, 1999 and 1998, respectively. These facilities also contributed losses from continuing operations before income tax benefit, gain on sale of assets and the asset impairment charge of approximately $30.7 million and $34.1 million, for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the carrying value of the long-lived assets relating to the remaining facilities to be sold was $16.6 million. Triad closed one facility on February 11, 2000 and sold the other of these facilities on December 14, 2000.

   During the year ended December 31, 1999, Triad recorded further impairment losses of $3.1 million related to one hospital facility where the recorded intangible asset values were not deemed to be fully recoverable based upon the operating results, trends and projected future cash flows. These assets will continue to be used and are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

   During the third and fourth quarters of 1998 Triad decided to sell certain hospital facilities and surgery centers that were identified as not compatible with Triad's operating plans, based upon management's review of all facilities, and giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. The carrying value of the long-lived assets related to certain of these facilities (4 hospital facilities and one surgery center), of approximately $75.7 million, was reduced fair value, based on estimates of selling values, for a total non-cash charge of $31.1 million. For the year ended December 31, 1998, these facilities to be divested had net revenues of approximately $91.8 million and incurred losses from continuing operations before income tax benefits and the asset impairment charge of approximately $30.4 million. Triad completed the sales of these facilities during 1999.

                              TRIAD HOSPITALS, INC

                  .NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--IMPAIRMENT OF LONG-LIVED ASSETS (continued)

   Triad recorded, during the fourth quarter of 1998, impairment losses of approximately $24.0 million related to one hospital facility in 1998, where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value, based upon discounted, estimated future cash flows.

NOTE 7--DISCONTINUED OPERATIONS

   During the fourth quarter of 1998, HCA and Triad completed the divestiture of their home health businesses and received proceeds of approximately $3.9 million, which approximated the carrying value of the net assets of discontinued operations. HCA and Triad implemented plans to sell the home health businesses during the third quarter of 1997. The consolidated financial statements reflect the results of operations and net assets of the home health businesses as discontinued operations.

   Triad recorded a loss from discontinued operations of $1.6 million (net of tax benefits) in 1998. Triad was not able to reasonably estimate, at the time the decision was made to sell the home health businesses, whether these businesses would incur losses during the period they were being held for sale. The ability to estimate operating results during the period these businesses were being held for sale was negatively impacted by certain changes in Medicare reimbursement rates, and the need to obtain certain regulatory approvals.

   Revenues for the home health businesses disposed of were approximately $38.3 million for the year ended December 31, 1998.

NOTE 8--LONG-TERM DEBT

   Components of long term debt at December 31 (in millions):

                                                                  Carrying Amount           Fair Value
                                                                  ---------------           ----------
                                                                 2000         1999        2000       1999
                                                                 ----         ----        ----       ----
Tranche A term loan.......................................      $ 21.5       $ 35.4      $ 21.5     $ 35.4
Tranche B term loan.......................................       194.6        196.6       194.6      196.6
Senior Subordinated Debt..................................       316.9        315.9       341.3      339.6
Delay Draw................................................        51.0          ---        51.0        ---
Other.....................................................         6.7          7.5         6.6        7.5
                                                                ------       ------      ------     ------
                                                                 590.7        555.4      $615.0     $579.1
                                                                                         ======     ======
Less current portion......................................        (9.0)       (18.3)
                                                                ------       ------
                                                                $581.7       $537.1
                                                                ======       ======

   In connection with the Spin-off, Triad assumed principal balances totaling $673.8 million of debt financing from HCA. The debt consisted originally of a $75.0 million asset sale bridge loan bearing interest at LIBOR plus 3.25% due May 11, 2000, which Triad has repaid with proceeds received from the sale of assets (see NOTE 4), a $65.0 million Tranche A term loan bearing interest at LIBOR plus 3.25% (9.62% per annum at December 31, 2000) with principal amounts due beginning in 1999 through 2004, a $200.0 million Tranche B term loan bearing interest at LIBOR plus 4% (10.62% per annum at December 31, 2000) with principal amounts due through 2005, and $315.2 million senior subordinated notes with a face value of $325.0 million bearing interest at 11% due in 2009 with interest payments due semi-annually. The accretion of the discount relating to the senior subordinated notes was $1.0 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. Triad also assumed various indebtedness of HCA related to specific hospitals in the aggregate amount of $8.8 million with interest rates averaging 5.7% per annum maturing over five years.

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

   On September 28, 2000, Triad's bank credit facility was amended to include a new $200 million delayed draw term loan which can be drawn upon in up to ten advances from the date of the amendment until one year after the amendment. Principal payments on amounts outstanding at the end of the delay draw period are due quarterly beginning February 2002 until May 2005. The delay draw term loan bears interest at LIBOR plus 3.0% (9.39% per annum of December 31, 2000). The amendment also modifies the requirements under certain financial ratios and tests and the restrictions on assets sales and capital expenditures.

   Triad also assumed a $125.0 million revolving line of credit bearing interest at LIBOR plus 3.25% due in 2004, of which approximately $2.0 million has been allocated to letters of credit securing certain leased obligations. No amounts were outstanding as of December 31, 2000.

   Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 2).

   A five-year maturity schedule is as follows (in millions):

   2001................................................................  $  9.0
   2002................................................................    23.8
   2003................................................................    26.3
   2004................................................................   112.1
   2005................................................................   102.5
   Thereafter..........................................................   325.1
                                                                         ------
                                                                          598.8

   Less unamortized debt discount - Senior Subordinated Notes..........    (8.1)
                                                                         ------
                                                                         $590.7
                                                                         ======

   During the year ended December 31, 1999, Triad recorded approximately $6.2 million in related debt issue costs, which are being amortized using the effective interest method over the lives of the related debt. In conjunction with the amendment to the bank credit facility, Triad paid an additional $1.5 million in debt issue costs, which will be amortized over the life of the loan. Accumulated amortization of the debt issue costs was $3.0 million and $2.0 million at December 31, 2000 and 1999, respectively.

   Triad Hospital Holdings Inc.'s senior subordinated notes were guaranteed by all operating subsidiaries of Triad (the "Subsidiary Guarantors"). Triad Hospitals Holding, Inc. is a subsidiary of Triad. The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad does not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully, unconditionally and jointly and severally guarantee the senior subordinated notes.

   The percentages of these entities owned by Triad range from 70% to 95%. On June 26, 2000, Triad obtained a release of the guarantee of one of the non-wholly owned Subsidiary Guarantors (the "Non-Guarantor Subsidiary"). Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they are inconsequential.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-- LONG-TERM DEBT (continued)

   Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), Triad Hospitals Holdings, Inc., the combined Guarantor Subsidiaries and the Non-Guarantor Subsidiary are as follows:

                Condensed Consolidating Statements of Operations
                      For the year ended December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                            Non-
                                              Triad      Triad Hospitals    Guarantor     Guarantor
                                         Hospitals, Inc.  Holdings, Inc.   Subsidiaries  Subsidiary   Eliminations   Consolidated
                                         ---------------  --------------   ------------  ----------   ------------   ------------
Revenues...............................  $           ---  $          ---   $     1,183.2 $     52.4   $       (0.1)  $    1,235.5

Salaries and benefits..................              0.9             ---           496.4       13.8            ---          511.1
Supplies...............................              ---             ---           173.0       12.6            ---          185.6
Other operating expenses...............              ---             ---           252.0        7.8            ---          259.8
Provision for doubtful accounts........              ---             ---           102.3        1.3            ---          103.6
Depreciation...........................              ---             ---            74.2        1.9            ---           76.1
Amortization...........................              ---             ---             6.6        0.5            ---            7.1
Interest expense allocated.............              ---             ---             ---       (0.3)           0.3            ---
Interest expense, net..................              ---            63.1            (5.8)       ---            ---           57.3
ESOP expense...........................              7.1             ---             ---        ---            ---            7.1
Management fees........................              ---             ---             ---        0.4           (0.4)           ---
Gain on sale of assets.................              ---             ---            (7.9)       ---            ---           (7.9)
Impairment of long lived assets........              ---             ---             8.0        ---            ---            8.0
                                         ---------------  --------------   ------------- ----------   ------------   ------------
Total operating expenses...............              8.0            63.1         1,098.8       38.0           (0.1)       1,207.8
                                         ---------------  --------------   ------------- ----------   ------------   ------------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision...........................             (8.0)          (63.1)           84.4       14.4            ---           27.7
Minority interests.....................              ---             ---            (9.0)       ---            ---           (9.0)
Equity in earnings of affiliates.......             12.4            88.4            13.0        ---         (115.2)          (1.4)
                                         ---------------  --------------   ------------- ----------   ------------   ------------

Income (loss) before income tax
   provision...........................              4.4            25.3            88.4       14.4         (115.2)          17.3

Income tax provision...................              ---           (12.9)            ---        ---            ---          (12.9)
                                         ---------------  --------------   ------------- ----------   ------------   ------------

Net income (loss)......................  $           4.4  $         12.4   $        88.4 $     14.4   $     (115.2)  $        4.4
                                         ===============  ==============   ============= ==========   ============   ============

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Operations
                     For the year ended December 31, 1999
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                               Triad        Triad Hospitals    Guarantor     Guarantor
                                          Hospitals, Inc.    Holdings, Inc.   Subsidiaries  Subsidiary  Eliminations  Consolidated
                                          ---------------    --------------   ------------  ----------  ------------  ------------

Revenues...............................   $          ---    $         ---     $  1,278.9    $  47.9      $    2.3      $  1,329.1


Salaries and benefits..................              ---              ---          558.4       12.5           ---           570.9
Supplies...............................              ---              ---          189.5       10.6           ---           200.1
Other operating expenses...............              ---              ---          293.3        8.2           ---           301.5
Provision for doubtful accounts........              ---              ---          128.1        0.9           ---           129.0
Depreciation...........................              ---              ---           87.3        2.6           ---            89.9
Amortization...........................              ---              ---            8.0        0.6           ---             8.6
Interest expense allocated.............              ---              ---           23.5       (3.5)          2.5            22.5
Interest expense, net..................              ---             44.1           (1.4)       ---           ---            42.7
ESOP expense...........................              3.7              ---            ---        ---           ---             3.7
Management fees........................              ---              ---            9.4       (0.3)         (0.2)            8.9
Gain on sale of assets.................              ---              ---           (8.6)       ---           ---            (8.6)
Impairment of long lived assets........              ---              ---           66.1        3.1           ---            69.2
                                          --------------    -------------     ----------    -------      --------      ----------
Total operating expenses...............              3.7             44.1        1,353.5       34.8           2.3         1,438.4
                                          --------------    -------------     ----------    -------      --------      ----------

Income (loss) before minority interest,
   equity in earnings and income tax
   benefit.............................             (3.7)           (44.1)         (74.6)      13.1           ---          (109.3)
Minority interests.....................              ---              ---           (8.7)       ---           ---            (8.7)
Equity in earnings (loss)  of
      affiliates.......................            (56.0)           (37.4)          10.0        ---          80.3            (3.1)
                                          --------------    -------------     ----------    -------      --------      ----------

Income (loss) before income tax
   benefit.............................            (59.7)           (81.5)         (73.3)      13.1          80.3          (121.1)

Income tax benefit.....................              ---             25.5            ---        ---           ---            25.5
                                          --------------    -------------     ----------    -------      --------      ----------

Net income (loss)......................   $        (59.7)   $       (56.0)    $    (73.3)   $  13.1      $   80.3      $    (95.6)
                                          ==============    =============     ==========    =======      ========      ==========

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Operations
                     For the year ended December 31, 1998
                                   Unaudited
                             (dollars in millions)

                                                                 Triad                          Non-
                                               Triad           Hospitals        Guarantor     Guarantor
                                           Hospitals, Inc.   Holdings, Inc.   Subsidiaries   Subsidiary   Eliminations  Consolidated
                                           ---------------   --------------   ------------   ----------   ------------  ------------
Revenues.................................  $          ---    $        ---      $  1,539.6      $  49.1     $    ---      $ 1,588.7

Salaries and benefits....................             ---             ---           687.6         12.9          ---          700.5
Supplies.................................             ---             ---           230.1         11.5          ---          241.6
Other operating expenses.................             ---             ---           355.3          7.3          ---          362.6
Provision for doubtful accounts..........             ---             ---           137.3          1.1          ---          138.4
Depreciation.............................             ---             ---            96.8          2.2          ---           99.0
Amortization.............................             ---             ---             3.6          7.0          ---           10.6
Interest expense allocated...............             ---             ---            68.0         (1.8)         ---           66.2
Interest expense, net....................             ---             ---             2.7          ---          ---            2.7
ESOP expense.............................             ---             ---             ---          ---          ---            ---
Management fees..........................             ---             ---            28.9          0.4          ---           29.3
Gain on sale of assets...................             ---             ---             ---          ---          ---            ---
Impairment of long lived assets..........             ---             ---            55.1          ---          ---           55.1
                                           --------------    ------------      ----------      -------     --------      ---------
Total operating expenses.................             ---             ---         1,665.3         40.7          ---        1,706.0
                                           --------------    ------------      ----------      -------     --------      ---------

Income (loss) before minority interests,
   equity in earnings and income tax
   benefit...............................             ---             ---          (125.7)         8.4          ---         (117.3)
Minority interests.......................             ---             ---           (11.0)         ---          ---          (11.0)
Equity in earnings (loss) of affiliates..             ---             ---            11.8          ---         (8.4)           3.4
                                           --------------    ------------      ----------      -------     --------      ---------

Income (loss) before income tax
   benefit...............................             ---             ---          (124.9)         8.4         (8.4)        (124.9)
Income tax benefit.......................             ---             ---            39.4          ---          ---           39.4
                                           --------------    ------------      ----------      -------     --------      ---------

Net income (loss)........................  $          ---    $        ---      $    (85.5)     $   8.4     $   (8.4)     $   (85.5)
                                           ==============    ============      ==========      =======     ========      =========

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

                    Condensed Consolidating Balance Sheets
                               December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                                Triad       Triad Hospitals    Guarantor     Guarantor
                                           Hospitals, Inc.   Holdings, Inc.   Subsidiaries  Subsidiary   Eliminations  Consolidated
                                           ---------------   --------------   ------------  ----------   ------------  ------------
              Assets
Current assets
   Cash and cash equivalents............   $         ---        $       ---     $      6.4   $     0.3    $      ---    $     6.7
   Accounts receivable, net.............             ---                ---          163.2         7.9           ---        171.1
   Other current assets.................             ---               41.9          107.1         1.4           ---        150.4
                                           -------------        -----------     ----------   ---------    ----------    ---------
Total current assets....................             ---               41.9          276.7         9.6           ---        328.2

Net property and equipment, at cost.....             ---                ---          743.8         9.2           ---        753.0

Investments in subsidiaries.............           563.0            1,326.7          133.7         ---      (1,944.0)        79.4
Due from affiliates.....................            10.7                ---          133.0        27.3        (171.0)         ---
Other assets............................             ---                4.7          223.4        11.8           ---        239.9
                                           -------------        -----------     ----------   ---------    ----------    ---------

Total assets............................   $       573.7        $   1,373.3     $  1,510.6   $    57.9    $ (2,115.0)   $ 1,400.5
                                           =============        ===========     ==========   =========    ==========    =========

             Liabilities and Equity
Current liabilities.....................   $         ---        $      13.4     $    121.5   $     1.4    $      ---    $   136.3
Due to affiliates.......................             ---              171.0            ---         ---        (171.0)         ---
Long-term debt..........................             ---              576.7            5.0         ---           ---        581.7
Deferred taxes and other liabilities....             ---               49.2            7.4         2.2           ---         58.8
Minority interests in equity of
   consolidated entities................             ---                ---           50.0         ---           ---         50.0
Equity..................................           573.7              563.0        1,326.7        54.3      (1,944.0)       573.7
                                           -------------        -----------     ----------   ---------    ----------    ---------

Total liabilities and equity............   $       573.7        $   1,373.3     $  1,510.6   $    57.9    $ (2,115.0)   $ 1,400.5
                                           =============        ===========     ==========   =========    ==========    =========

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

                    Condensed Consolidating Balance Sheets
                               December 31, 1999
                                   Unaudited
                             (dollars in millions)

                                                              Triad                          Non-
                                              Triad         Hospitals        Guarantor     Guarantor
                                         Hospitals, Inc.  Holdings, Inc.   Subsidiaries   Subsidiary  Eliminations   Consolidated
                                         ---------------  --------------   ------------   ----------  ------------   ------------
                  Assets
Current assets
    Cash and cash equivalents..........  $           ---  $           ---  $       70.8   $      0.1  $        ---   $       70.9
    Accounts receivable, net...........              ---              ---         144.3          6.3           ---          150.6
    Other current assets...............              ---             46.3          84.3          1.3           ---          131.9
                                         ---------------  ---------------  ------------   ----------  ------------   ------------
Total current assets...................              ---             46.3         299.4          7.7           ---          353.4

Net property and equipment, at cost....              ---              ---         692.3          7.4           ---          699.7

Investments in subsidiaries............            559.1          1,236.0         152.7          ---      (1,844.8)         103.0
Due from affiliates....................              0.8              ---         115.0         27.0        (142.8)           ---
Other assets...........................              ---              4.1         170.2         10.7           ---          185.0
                                         ---------------  ---------------  ------------   ----------  ------------   ------------
Total assets...........................  $         559.9  $       1,286.4  $    1,429.6   $     52.8  $   (1,987.6)  $    1,341.1
                                         ===============  ===============  ============   ==========  ============   ============

          Liabilities and Equity
Current liabilities....................  $           ---  $          23.0      $  140.4   $      2.4  $        ---   $      165.8
Due to affiliates......................              ---            142.8           ---          ---        (142.8)           ---
Long-term debt.........................              ---            530.9           6.2          ---           ---          537.1
Deferred taxes and other liabilities...              ---             30.6           ---          0.7           ---           31.3
Minority interests in equity of
    consolidated entities..............              ---              ---          47.0          ---           ---           47.0
Equity.................................            559.9            559.1       1,236.0         49.7      (1,844.8)         559.9
                                         ---------------  ---------------  ------------   ----------  ------------   ------------
Total liabilities and equity...........  $         559.9  $       1,286.4  $    1,429.6   $     52.8  $   (1,987.6)  $    1,341.1
                                         ===============  ===============  ============   ==========  ============   ============

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Cash Flows
                     For the year ended December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                  Triad                         Non-
                                                  Triad         Hospitals       Guarantor     Guarantor
                                             Hospitals, Inc.  Holdings, Inc.  Subsidiaries   Subsidiary  Eliminations   Consolidated
                                             ---------------  --------------  ------------   ----------  ------------   ------------
Net cash provided by (used in) operating
    activities.............................  $           ---  $       (61.0)  $      118.4   $     14.2  $        ---   $      71.6
Cash flows from investing activities
    Purchases of property and equipment....              ---            ---          (91.1)        (3.3)          ---         (94.4)
    Payments for acquisitions..............              ---            ---         (118.2)        (0.6)          ---        (118.8)
    Investment in and advances to
       affiliates..........................              ---           (2.4)          34.9         (9.8)          ---          22.7
    Proceeds received on sale of assets....              ---            ---           20.7          ---           ---          20.7
    Other..................................              ---            ---           (3.1)         ---           ---          (3.1)
                                             ---------------  -------------   ------------   ----------  ------------   -----------
Net cash used in investing activities......              ---           (2.4)        (156.8)       (13.7)          ---        (172.9)
Cash flows from financing activities
    Payments of long-term debt.............              ---          (15.8)          (1.7)         ---           ---         (17.5)
    Proceeds from issuance of long-term
       debt................................              ---           51.0            ---          ---           ---          51.0
    Proceeds from issuance of common
       stock...............................              9.9            ---            ---          ---           ---           9.9
    Distributions to minority partners.....              ---            ---           (6.3)         ---           ---          (6.3)
    Net change in due to (from) affiliate..             (9.9)          28.2          (18.0)        (0.3)          ---           ---
                                             ---------------  -------------   ------------   ----------  ------------   -----------
Net cash provided by (used in) financing
    activities.............................              ---           63.4          (26.0)        (0.3)          ---          37.1
                                             ---------------  -------------   ------------   ----------  ------------   -----------
Change in cash and cash equivalents........              ---            ---          (64.4)         0.2           ---         (64.2)
Cash and cash equivalents at beginning
    of period..............................              ---            ---           70.8          0.1           ---          70.9
                                             ---------------  -------------   ------------   ----------  ------------   -----------
Cash and cash equivalents at end of
    period................................. $            ---  $         ---   $        6.4   $      0.3  $        ---   $       6.7
                                            ================  ======= =====   ============   ==========  ============   ===========

               Condensed Consolidating Statements of Cash Flows
                     For the year ended December 31, 1999
                                   Unaudited
                             (dollars in millions)

                                                                 Triad                         Non-
                                               Triad           Hospitals      Guarantor      Guarantor
                                           Hospitals, Inc.   Holdings, Inc.  Subsidiaries   Subsidiary   Eliminations   Consolidated
                                           ---------------   --------------  ------------   ----------   ------------   ------------
Net cash provided by (used in) operating
  activities.............................   $        ---      $      (34.8)    $   170.5       $ 19.5      $     ---      $  155.2
Cash flows from investing activities
  Purchases of property and equipment....            ---               ---        (129.8)        (2.9)           ---        (132.7)
  Investment in and advances to
   affiliates............................            0.8               ---         (38.9)       (16.6)           ---         (54.7)
  Proceeds received on sale of assets....            ---               ---         117.8          ---            ---         117.8
  Other..................................            ---               ---          12.1         (0.2)           ---          11.9
                                            ------------      ------------     ---------       ------      ---------      --------
Net cash provided by (used in) investing
  activities.............................            0.8               ---         (38.8)       (19.7)           ---         (57.7)
Cash flows from financing activities
  Payments of long-term debt.............            ---            (108.0)         (6.2)         ---            ---        (114.2)
  Distributions to minority partners.....            ---               ---         (18.6)         ---            ---         (18.6)
  Net change in due to (from) affiliate..           (0.8)            142.8         (36.1)         0.3            ---         106.2
                                            ------------      ------------     ---------       ------      ---------      --------
Net cash provided by (used in) financing
  activities.............................           (0.8)             34.8         (60.9)         0.3            ---         (26.6)
                                            ------------      ------------     ---------       ------      ---------      --------
Change in cash and cash equivalents......            ---               ---          70.8          0.1            ---
Cash and cash equivalents at beginning
  of period..............................            ---               ---           ---          ---            ---           ---
                                            ------------      ------------     ---------       ------      ---------      --------
Cash and cash equivalents at end of
  period.................................   $        ---      $        ---     $    70.8       $  0.1      $     ---      $   70.9
                                            ============      ============     =========       ======      =========      ========

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Cash Flows
                     For the year ended December 31, 1998
                                   Unaudited
                             (dollars in millions)

                                                                                                  Non-
                                                Triad        Triad Hospitals     Guarantor     Guarantor
                                            Hospitals, Inc.   Holdings, Inc.   Subsidiaries   Subsidiary  Eliminations  Consolidated
                                            ---------------   --------------   ------------   ----------  ------------  ------------
Net cash provided by (used in) operating
  activities.............................   $          ---     $         ---     $    17.3    $    16.3     $    ---      $   33.6
Cash flows from investing activities
  Purchases of property and equipment....              ---               ---        (112.4)        (2.5)         ---        (114.9)
  Investment in and advances to
    affiliates...........................              ---               ---          14.8        (14.1)         ---           0.7
  Proceeds received on sale of assets....              ---               ---           ---          ---          ---           ---
  Other..................................              ---               ---           5.9          ---          ---           5.9
                                            --------------     -------------     ---------    ---------     --------      --------
Net cash provided by (used in) investing
  activities.............................              ---               ---         (91.7)       (16.6)         ---        (108.3)
Cash flows from financing activities
  Payments of long-term debt.............              ---               ---          (0.9)         ---          ---          (0.9)
  Distributions to minority partners.....              ---               ---         (13.1)         ---          ---         (13.1)
  Net change in due to (from) affiliate..              ---               ---          88.3          0.4          ---          88.7
                                            --------------     -------------     ---------    ---------     --------      --------
Net cash provided by (used in) financing
    activities...........................              ---               ---         (74.3)         0.4          ---          74.7
                                            --------------     -------------     ---------    ---------     --------      --------
Change in cash and cash equivalents......              ---               ---          (0.1)         0.1          ---           ---
Cash and cash equivalents at beginning
    of period............................              ---               ---           ---          ---          ---           ---
                                            --------------     -------------     ---------    ---------     --------      --------
Cash and cash equivalents at end of
    period...............................   $          ---     $         ---     $    (0.1)   $     0.1     $    ---      $    ---
                                            ==============     =============     =========    =========     ========      ========

NOTE 9 - LEASES

   Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $31.0 million, $33.6 million and $40.6 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2000:

                                                                          Operating       Capital
                                                                          ---------       -------
   2001................................................................     $ 21.9        $ 0.2
   2002................................................................       18.0          0.2
   2003................................................................       15.3          0.2
   2004................................................................       13.5          0.1
   2005................................................................       11.4          0.1
   Thereafter..........................................................       39.1          0.2
                                                                            ------        -----
   Total minimum payments..............................................     $119.2        $ 1.0
                                                                            ======
   Less amounts representing interest..................................                    (0.1)
                                                                                          -----
   Present value of minimum lease payments.............................                   $ 0.9
                                                                                          =====

   The following summarizes amounts related to equipment leased by Triad under capital leases at December 31:

                                                          2000     1999
                                                          ----     ----
   Equipment..........................................   $ 1.4    $ 0.4
   Accumulated amortization...........................    (0.6)    (0.1)
                                                         -----    -----
   Net book value.....................................   $ 0.8    $ 0.3
                                                         =====    =====

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--LEASES (continued)

   On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers to an unaffiliated third party pursuant to a long-term lease. Lease income of $16.9 million and $16.7 million was recorded in the years ended December 31, 2000 and 1999, respectively. The following summarizes the assets leased at December 31, 2000 and 1999 (dollars in million):

                                                                      2000         1999
                                                                      ----         ----
   Land........................................................     $   7.7      $   7.7
   Buildings...................................................        53.0         53.3
   Equipment...................................................        67.7         70.3
                                                                    -------      -------
                                                                     128.4         131.3
   Accumulated depreciation....................................      (80.3)        (74.0)
                                                                    -------      -------
                                                                    $  48.1      $  57.3
                                                                    =======      =======

   The following is a schedule of minimum future lease income on these leases as of December 31, 2000 (dollars in millions):

   2001...........................................................    $  17.7
   2002...........................................................       18.0
   2003...........................................................       18.2
   2004...........................................................       18.5
   2005...........................................................       18.8
   Thereafter.....................................................      160.8
                                                                      -------
   Total minimum payments.........................................    $ 252.0
                                                                      =======

NOTE 10--STOCK BENEFIT PLANS

   In connection with the Spin-off, Triad adopted the 1999 Long-Term Incentive Plan, for which 5,350,000 shares of Triad's common stock have been reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. On the Spin-off date, 574,804 stock options were granted under this plan, relating to pre-existing vested HCA options. The vested HCA stock options were converted into a combination of Triad stock options in a manner that preserves the pre-spin-off intrinsic value and the pre-spin-off ratio of the exercise prices to the underlying market value of the related common stock. On June 10, 1999, 2,867,049 stock options were granted under this plan with an exercise price equal to the market price on the date of the grant. On February 18, 2000, Triad granted 1,009,000 stock options under this plan with an exercise price equal to the market price on the date of the grant. On April 28, 2000, Triad granted 900,056 stock options under this plan with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the numbers of shares available to 6,500,000. Shareholder approval was granted on May 23, 2000. Compensation expense of $0.9 million was recognized in the year ended December 31, 2000 based on the different between market price of the common stock on the date of shareholder approval and the market price of the common stock on date of grant amortized over the vesting period. On September 8, 2000, 80,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of the grant. All options are exercisable beginning in part from the date of grant to four years after the grant. All options granted under this plan expire in 10 years from date of grant.

   Triad has also adopted the Executive Stock Purchase Plan, for which 1,000,000 shares of Triad's common stock were reserved for issuance. The Executive Stock Purchase Plan granted to specified executives of Triad a right to purchase shares of common stock from Triad. Triad loaned each participant in the plan approximately 100% of the purchase price of Triad's common stock bearing interest at 5.15% per annum, on a full recourse basis. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares,

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

termination of the participants' employment or bankruptcy of the participant. In addition, Triad has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is equal the purchase price of the shares and the options expire in 10 years. 970,000 shares were purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The options are exercisable 50% on the grant date and 50% two years from grant date. The total amount which has been loaned to participants to purchase shares under the plan is $9.1 million which was recorded as a reduction to equity.

   Triad adopted various other plans for which 500,000 shares of Triad's common stock have been reserved for issuance. On June 10, 1999, Triad granted under such plans 120,000 options to non-employee directors, with the exercise price equal to the market price at the date of grant and which are exercisable over a four year period. Triad also granted 340,000 options to HCA executives with the exercise price equal to market price on the date of grant and which were exercisable on the date of grant. HCA paid Triad $1.5 million in exchange for the issuance of these options. All of these options expire 10 years after grant. On November 18, 1999, Triad granted 24,750 options to certain non-employees with an exercise price equal to the market price on the date of grant. Triad granted 76,000 stock options to non-employee directors on May 23, 2000 with an exercise price equal to the market price at the date of grant. On September 8, 2000, Triad granted 37,500 options to certain non-employees with an exercise price equal to the market price on the date of grant. All of these options are exercisable over a four-year period and expire 10 years from the date of grant.

   Information regarding these options for 2000 and 1999 is summarized below:

                                                         Stock         Option Price       Weighted Average
                                                        Options          Per Share          Exercise Price
                                                        -------          ---------          --------------
Balances, December 31, 1998                               ---              ---                   ---
   Granted.......................................      4,654,103      $ 0.07 - $18.84          $ 11.29
   Exercised.....................................         (8,667)     $ 0.07 - $12.64          $  8.30
   Cancelled.....................................       (194,828)     $ 0.19 - $18.84          $ 12.08
                                                       ---------
Balances, December 31, 1999......................      4,450,608      $ 0.07 - $18.84          $ 11.26
   Granted.......................................      2,102,556      $16.50 - $27.69          $ 17.48
   Exercised.....................................       (618,456)     $ 0.07 - $18.84          $ 11.52
   Cancelled.....................................       (267,922)     $ 0.07 - $27.69          $ 13.62
                                                       ---------
Balances, December 31, 2000......................      5,666,786      $ 0.07 - $27.69          $ 13.43
                                                       =========

   The weighted-average fair value of stock options granted to Triad employees during the year ended December 31, 2000, and 1999, was $9.64 and $4.22 per option, respectively. At December 31, 2000 and 1999, there were 1,337,085 and 1,401,650 options exercisable, respectively. There were 466,506 and 2,118,225 stock options available for grant at December 31, 2000 and 1999, respectively.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

   The following table summarizes information regarding the options outstanding at December 31, 2000:

                                                               Options Outstanding              Options Exercisable
                                                          ----------------------------       ------------------------
                                                                   Weighted
                                                                    Average      Weighted                  Weighted
                                                      Number       Remaining      Average      Number       Average
                                                   Outstanding    Contractual    Exercise    Exercisable   Exercise
                                                   at 12/31/00       Life          Price     at 12/31/00     Price
                                                   ------------  -------------  -----------  -----------  ----------
Range of Exercise Prices
$0.07 to $5.95.................................        68,697        9 years       $ 4.09       68,697       $ 4.09
$6.07 to $9.44.................................       725,928        9 years       $ 9.35      369,678       $ 9.31
$10.19 to $15.65...............................     2,763,581        9 years       $11.59      793,686       $11.81
$16.02 to $18.84...............................       105,024        9 years       $18.07      105,024       $18.07
$16.50 to $27.69...............................     2,003,556       10 years       $17.52          ---          ---
                                                    ---------                      ------    ---------       ------
                                                    5,666,786                      $13.43    1,337,085       $11.21
                                                    =========                      ======    =========       ======

   Triad has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, but continues to measure stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. If Triad had measured compensation cost for the stock options granted to its employees under the fair value based method prescribed by SFAS 123, the net loss for the years ended December 31 would have been changed to the pro forma amounts set forth below (dollars in millions):

                                                                             2000          1999
                                                                             ----          ----
   Net income (loss)
      As reported.....................................................       $  4.4      $  (95.6)
      Pro forma.......................................................       $  0.8      $ (100.5)
   Basic income (loss) per share:
      As reported.....................................................       $ 0.14      $  (3.12)
      Pro forma.......................................................       $ 0.03      $  (3.28)
   Diluted income (loss) per share:
      As reported.....................................................       $ 0.13      $  (3.12)
      Pro forma.......................................................       $ 0.02      $  (3.28)

   The fair values of stock options granted to Triad's employees used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the years ended December 31:

                                                                            2000      1999
                                                                            ----      ----
   Risk free interest rate..........................................       5.84%     5.85%
   Expected life....................................................       5 years   5 years
   Expected volatility..............................................       43.51%    31.72%
   Expected dividend yield..........................................        ---       ---

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

   Triad has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 147,023 and 65,982 during the years ended December 31, 2000 and 1999, respectively.

   Triad has a Management Stock Purchase Plan ("MSPP") which provides certain members of management an opportunity to purchase shares of common stock at a discount through payroll deductions over six month intervals. 72,586 shares were issued through the MSPP during the year ended December 31, 2000. 20,710 shares were issued through the MSPP subsequent to December 31, 2000.

NOTE 11 - RETIREMENT PLANS

   In connection with the Spin-off, Triad established an Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. The ESOP purchased from Triad, at fair market value, 3,000,000 shares of Triad's common stock. The purchase was primarily financed by the ESOP issuing a promissory note to Triad, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. Triad makes contributions to the ESOP which the ESOP uses to repay the loan. Triad's stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

   The loan to the ESOP is recorded in unearned ESOP compensation and stockholders notes receivable in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares are shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $7.1 million and $3.7 million during the years ended December 31, 2000 and 1999, respectively, and the unearned ESOP compensation was $27.6 million and $31.0 million at December 31, 2000 and 1999, respectively.

   The ESOP shares as of December 31, 2000 were as follows:

   Shares released..............................................        300,000
   Shares committed to be released..............................        300,000
   Unreleased shares............................................      2,400,000
                                                                      ---------
   Total ESOP shares............................................      3,000,000
                                                                      =========

   Fair value of unreleased shares..............................  $78.2 million

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RETIREMENT PLANS (continued)

   Triad has instituted a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant's annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad recorded retirement plan expense under this plan of $4.1 million and $11.3 million for the years ended December 31, 2000 and 1999, respectively and recorded reductions of estimates of prior year retirement plan accruals of $5.0 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively. Prior to the Spin-off, Triad participated in HCA's defined contribution retirement plans, which covered substantially all employees. Benefits were determined primarily as a percentage of a participant's earned income and are vested over specific periods of employee service. Retirement plan expense under this plan was $16.2 million for the year ended December 31, 1998. Amounts approximately equal to retirement plan expense are funded annually.

   After the Spin-off, Triad instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant's contribution up to certain maximum levels. The cost of these plans totaled $0.2 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively. Triad contributions are funded periodically during each year.

NOTE 12 - INCOME (LOSS) PER SHARE

   Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. The weighted average number of shares outstanding for the year ended December 31, 1999 assumes the shares issued at the Spin-off were outstanding at the beginning of 1999. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 4,385,100 as of December 31, 1999 were not included for diluted loss per share calculations since the impact was antidilutive. Weighted average shares for the years ended December 31, 2000 and 1999 are as follows:

                                                                         For the years ended December 31,
                                                                       -------------------------------------
                                                                             2000                  1999
                                                                             ----                  ----
Weighted average shares exclusive of unreleased ESOP shares.......          31,593,403          30,484,778
ESOP shares committed to be released..............................             150,000             150,000
                                                                            ----------          ----------

Basic weighted average shares outstanding.........................          31,743,403          30,634,778

Effect of dilutive securities - employee stock options............           2,390,007                 ---
                                                                            ----------          ----------
Diluted weighted average shares outstanding.......................          34,133,410          30,634,778
                                                                            ==========          ==========

   Loss per common share for the year ended December 31, 1998 is presented as if the weighted average shares for the year ended December 31, 1999 had been outstanding.

NOTE 13--AGREEMENTS WITH HCA

   As described below, Triad has entered into several agreements with HCA to facilitate an orderly change after the Spin-off.

   HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the Spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses, which it incurs arising from the pending governmental investigations of certain of HCA's business practices. The distribution agreement

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH HCA  (continued)

further provides that HCA will indemnify Triad for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and related to such proceedings. HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

   HCA is negotiating one or more compliance agreements setting forth certain agreements to comply with applicable laws and regulations. Triad is obligated to participate with HCA in these negotiations.

   In connection with the Spin-off, HCA also agreed to indemnify Triad for any payments which it is required to make in respect to Medicare, Medicaid and Blue Cross cost reports relating to the cost report periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports.

   HCA and Triad entered into a tax sharing and indemnification agreement, which allocates tax liabilities among HCA and Triad, and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the Spin-off as a tax-free transaction. Generally, HCA will be responsible for taxes that are allocable to periods prior to the Spin-off, and HCA and Triad will each be responsible for its own tax liabilities (including its allocable share of taxes shown on any consolidated, combined or other tax return filed by HCA) for periods after the Spin-off. The tax sharing and indemnification agreement prohibits Triad from taking actions that could jeopardize the tax treatment of either the Spin-off or the internal restructuring of HCA that preceded the Spin-off, and requires Triad to indemnify HCA for any taxes or other losses that result from any such actions.

   Prior to the date of the Spin-off, HCA maintained various insurance policies for the benefit of Triad. In connection with the Spin-off, HCA and Triad entered into an agreement relating to insurance matters which provides that any claims against insurers outstanding at the Spin-off will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of liability claim, which is the owner of the facility at which the activity which is the subject of the claim occurred. HCA will pay Triad any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts (unless such amounts were paid to or accounted for by the affected entity prior to the Spin-off). HCA and Triad have ensured that all of the insurance policies in effect after the Spin-off provided the same coverage to Triad that were available prior to the Spin-off. Triad purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of HCA. Any retroactive rate adjustments for periods ending on or before the Spin-off, in respect of such insurance policies, will be paid or received by HCA.

   HCA's wholly owned subsidiary Columbia Information Services, Inc. ("CIS"), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to Triad. The initial term of the

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH HCA (continued)

agreement is seven years, which will be followed by a wind-down period of up to one year. CIS charges Triad approximately $19.0 million per year for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS did not warrant that the software and hardware used by CIS in providing services to Triad would be Year 2000 ready, although Triad did not experienced any significant Year 2000 problems in respect of such software. Pursuant to a Year 2000 professional services agreement, HCA continued its ongoing program of inspecting medical equipment at Triad's hospitals to assure Year 2000 compliance. Under such agreement, Triad remained solely responsible for any lack of Year 2000 compliance. No Year 2000 problems occurred relating to any medical equipment. The agreement terminated on April 30, 2000.

   HCA and Triad entered into an agreement relating to benefit and employment matters which allocates responsibilities for employment compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the date of the Spin-off. The agreement generally provides that Triad assumed responsibility for its employees from and after the date of the Spin-off, and that HCA retained the liabilities with respect to former employees associated with the facilities and operations of Triad who terminated employment on or prior to the date of the Spin-off. Benefit plans established by Triad generally recognize past service with HCA.

   HCA also entered into an agreement with Triad, pursuant to which Triad sub-leases from HCA its principal executive offices (at the same price per square foot as is payable under the existing HCA lease). Triad's sub-lease will terminate on January 31, 2003.

   HCA also entered into a transitional service agreement with Triad pursuant to which HCA furnished various administrative services to Triad. These services include support in various aspects of payroll processing and tax reporting for employees of Triad, real estate design and construction management, legal, human resources, insurance and accounting matters on an as needed basis. Each agreement terminated on December 31, 2000.

   The agreements provide that Triad's fees to HCA for services provided are based on HCA's costs incurred in providing such services.

   Triad is a partner along with HCA in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

   HCA entered into agreements with Triad whereby HCA will share telecommunications services with Triad under HCA's agreements with its telecommunications services provider and whereby HCA will make certain account collection services available to Triad.

NOTE 14 -- SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:

                                                                                     2000         1999          1998
                                                                                     ----         ----          ----
Investing activities:
Swap of Laredo/Victoria facilities
   Transfer of Laredo facility...............................................          ---        (38.1)          ---
   Recording of Victoria facility............................................          ---         33.9           ---
Escrow establishment in connection with the sale of Phoenix Medical Center...          ---          4.4           ---
Sale of facilities prior to Spin-off.........................................          ---          3.3           ---

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES

 HCA Investigations

   HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, HCA expects additional subpoenas and other investigative and prosecutorial activity to occur in these and other jurisdictions in the future. HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

   HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, to its knowledge, the government has elected to intervene in, or join, six qui tam actions in which HCA is a defendant. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

   The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the distribution, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had recently been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the distribution and the third hospital continues to maintain an ongoing relationship with Curative Health Services. Additionally, in early 2001 approximately thirteen of Triad's current and former hospitals received Notices of Reopening for cost reporting periods between 1993 and 1998, which are prior to the distribution. These notices indicate that reviews of the applicable cost reports will be conducted at HCFA's direction

   In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with HCA), announced that they would pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare Anti-Kickback statute) filed by the U.S. Attorneys in the Middle and Southern Districts of Florida and the Northern District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

   HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Since April 1997, numerous securities class action and derivative lawsuits have been filed in the United States District Court for the Middle District of Tennessee against HCA and a number of its current and former directors, officers and/or employees. Several derivative actions have been filed in state court by certain purported stockholders of HCA against certain of its current and former officers and directors

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

   On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement, which HCA expects will occur in the first quarter of 2001. HCA also entered into a corporate integrity agreement with the OIG. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

   On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve all pending Federal criminal actions against HCA relating to health care billing issues. As part of the criminal agreement, HCA paid the government $95 million and will enter certain pleas in respect of the criminal actions. The criminal agreement is conditional upon entry of the pleas in Federal district court and necessary court approvals, which HCA expects will occur in the first quarter of 2001. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

   The agreements announced on December 14, 2000 relate only to conduct that was the subject of the Federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

   . any civil, criminal or administrative liability under the Internal Revenue Code;

   .  any other criminal liability;

   . any administrative liability, including mandatory exclusion from Federal health care programs;

   . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;

   . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

   . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

   . any civil or administrative claims of the United States against individuals.

   Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the distribution, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the distribution and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

   HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the distribution, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the distribution. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, or results of operations.

   The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, or results of operations in future periods.

General Liability Claims

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

NOTE 16--SEGMENT AND GEOGRAPHIC INFORMATION

   Triad operates in one line of business which is operating hospitals and related health care entities. During the years ended December 31, 2000, 1999, and 1998, approximately 29.6%, 31.9%, and 35.2%, respectively, of Triad's revenues related to patients participating in the Medicare program.

  Triad has structured its operations into five divisions. Included in these five divisions are the East Division, West Division and Central Division, which are comprised of eleven, eight and eight general acute care hospitals. The Ambulatory Surgery Center group include Triad's free standing ambulatory surgery centers. These divisions are segregated for operating performance review by management. The Sold and Held for Sale group includes twelve general acute care hospitals that have either been sold or closed during 1999 or 2000 (See NOTE 4). Triad's facilities are located primarily in the southern, western and south-central United States.

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--SEGMENT AND GEOGRAPHIC INFORMATION (continued)

   The distribution of Triad's revenues, EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

                                                                             For the year ended December 31,
                                                                             -------------------------------
                                                                              2000          1999          1998
                                                                              ----          ----          ----
Revenues:
East Division..........................................................      $  483.2      $  443.6      $  406.6
West Division..........................................................         266.8         277.1         266.5
Central Division.......................................................         362.2         305.3         285.9
Ambulatory Surgery Centers.............................................          52.4          49.1          48.4
Sold and Held for Sale.................................................          53.6         239.9         370.8
Corporate and other....................................................          17.2          14.1         210.5
                                                                             --------      --------      --------
                                                                             $1,235.5      $1,329.1      $1,588.7
                                                                             ========      ========      ========

                                                                              2000          1999          1998
                                                                              ----          ----          ----
EBITDA (a):
East Division..........................................................        $ 79.4        $ 76.2        $ 61.7
West Division..........................................................          37.0          39.1          24.7
Central Division.......................................................          47.3          31.2          29.8
Ambulatory Surgery Centers.............................................          16.1          15.7          15.0
Sold and Held for Sale.................................................          (9.0)        (21.5)         10.0
Corporate and other....................................................           3.2         (16.2)          7.8
                                                                               ------        ------        ------
                                                                               $174.0        $124.5        $149.0
                                                                               ======        ======        ======

                                                                                          December 31,
                                                                                          ------------
                                                                                        2000             1999
                                                                                        ----             ----
Assets:
East Division................................................................           $  526.5         $  503.9
West Division................................................................              280.9            267.2
Central Division.............................................................              384.6            349.3
Ambulatory Surgery Centers...................................................               53.6             84.1
Sold and Held for Sale.......................................................               18.1             15.3
Corporate and other..........................................................              136.8            121.3
                                                                                        --------         --------
                                                                                        $1,400.5         $1,341.1
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

                             TRIAD HOSPITALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17--OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

   A summary of other current liabilities as of December 31 follows (in millions):

                                                                                                 2000        1999
                                                                                                -----       -----
Due to HCA..............................................................................        $ 0.6       $19.5
Employee benefit plans..................................................................          0.8        10.6
Taxes, other than income................................................................          9.2         9.1
Accrued interest........................................................................          5.7         6.0
Self insured employee benefit programs..................................................          3.0         6.9
Current portion of professional liability risk..........................................          1.0         ---
Other...................................................................................          7.8         5.6
                                                                                                -----       -----
                                                                                                $28.1       $57.7
                                                                                                =====       =====

   A summary of activity in Triad's allowances for doubtful accounts follows (in millions):

                                                                                    Additions     Accounts
                                                                      Balances at    Charged    Written off,   Balances at
                                                                      Beginning of     to          Net of        End of
                                                                         Period      Expense     Recoveries      Period
                                                                         ------      --------    ----------      ------
Allowances for doubtful accounts:
     Year ended December 31, 1998..................................      $ 136.9     $ 138.4     $ (119.4)      $ 155.9
     Year ended December 31, 1999..................................      $ 155.9     $ 129.0     $ (128.2)      $ 156.7
     Year ended December 31, 2000..................................      $ 156.7     $ 103.6     $ (137.4)      $ 122.9

NOTE 18--UNAUDITED QUARTERLY FINANCIAL INFORMATION

   The quarterly interim financial information shown below has been prepared by Triad's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                                              2000
                                                                     First           Second        Third          Fourth
                                                                    ------           ------        -----          ------
     Revenues.................................................    $  311.6          $  302.5      $  301.3      $  320.1
     Net income (loss)........................................    $    8.0(a)       $    1.1      $   (1.0)     $   (3.7)(b)
     Basic net income (loss) per share........................    $   0.26(a)       $   0.03      $  (0.03)     $  (0.11)(b)
     Diluted net income (loss) per share......................    $   0.25(a)       $   0.03      $  (0.03)     $  (0.11)(b)

                                                                                               1999
                                                                     First           Second        Third          Fourth
                                                                     -----           ------        -----          ------
     Revenues.................................................    $  367.6           $  340.1      $  321.3       $  300.1
     Net income (loss)........................................    $  (35.9)(c)       $   (9.5)     $    1.8(d)    $  (52.0)(e)
     Basic and diluted net income (loss) per share............    $  (1.20)(c)       $  (0.31)     $   0.06(d)    $  (1.68)(e)

(a) During the first quarter of 2000, Triad recorded a $0.9 million pretax charge related to the impairment of certain long-lived assets and a $4.2 million gain on sale of assets.

(b) During the fourth quarter of 2000, Triad recorded a $7.1 million pretax charge related to the impairment of certain long-lived assets and a $3.3 million gain on sale of assets.

(c) During the first quarter of 1999, Triad recorded a $33.9 million pretax charge related to the impairment of certain long-lived assets

(d) During the third quarter of 1999, Triad recorded a $16.8 million gain on sale of assets and a $4.5 million pretax charge related to the impairment of certain long-lived assets.

(e) During the fourth quarter of 1999, Triad recorded a $8.2 million loss on sale of assets and a $30.8 million pretax charge related to the impairment of certain long-lived assets.