Form 10-Q
period 2001-03-31
TRIAD HOSPITALS INC
filed 2001-05-15
CIK 1074771

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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


                             YES  X         NO
                                 ---            ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.


 As of April 30, 2001, the number of shares of common stock of Triad Hospitals,
                        Inc. outstanding was 70,637,652.

                         Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the periods ended March 31, 2001 and 2000
                                   Unaudited
                (Dollars in millions, except per share amounts)



                                                                                               For the three
                                                                                               months ended
                                                                                               -------------
                                                                                         2001                2000
                                                                                        ------              ------
Revenues.................................................................               $365.8              $311.6
Salaries and benefits....................................................                143.9               126.4
Supplies.................................................................                 57.0                46.9
Other operating expenses.................................................                 70.2                63.1
Provision for doubtful accounts..........................................                 36.2                24.6
Depreciation.............................................................                 21.4                19.1
Amortization.............................................................                  2.0                 1.7
Interest expense.........................................................                 16.7                16.1
Interest income..........................................................                 (0.4)               (1.2)
ESOP expense.............................................................                  2.3                 1.2
Gain on sale of assets...................................................                 (0.4)               (4.2)
Impairment of long-lived assets..........................................                  ---                 0.9
                                                                                        ------              ------

Total operating expenses.................................................                348.9               294.6
                                                                                        ------              ------

Income before minority interests and income tax provision................                 16.9                17.0

Minority interests in earnings of consolidated entities..................                 (1.7)               (2.3)
                                                                                        ------              ------
Income before income tax provision.......................................                 15.2                14.7
Income tax provision.....................................................                 (7.4)               (6.7)
                                                                                        ------              ------

Net income...............................................................               $  7.8              $  8.0
                                                                                        ======              ======
Income per common share:
    Basic................................................................               $ 0.24              $ 0.26
                                                                                        ======              ======
    Diluted..............................................................               $ 0.22              $ 0.25
                                                                                        ======              ======

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                                  March 31,        December 31,
                                                                                                    2001               2000
                                                                                                  --------           --------
                                       ASSETS
Current assets:
       Cash and cash equivalents........................................................          $   16.0           $    6.7
       Restricted cash..................................................................               5.7                ---
       Accounts receivable, less allowances for doubtful accounts of
          $128.5 at March 31, 2001 and $122.9 at December 31, 2000......................             178.1              171.1
       Inventories......................................................................              37.3               34.7
       Deferred income taxes............................................................              36.8               40.5
       Other............................................................................              70.8               75.2
                                                                                                  --------           --------
                                                                                                     344.7              328.2
Property and equipment, at cost:
       Land.............................................................................              74.8               71.9
       Buildings and improvements.......................................................             581.2              540.7
       Equipment........................................................................             716.5              662.2
       Construction in progress.........................................................              61.6               51.1
                                                                                                  --------           --------
                                                                                                   1,434.1            1,325.9
        Accumulated depreciation........................................................            (592.9)            (572.9)
                                                                                                  --------           --------
                                                                                                     841.2              753.0
Intangible assets, net of accumulated amortization......................................             225.9              227.8
Investment in and advances to affiliates................................................              30.9               79.4
Other...................................................................................              14.1               12.1
                                                                                                  --------           --------
Total assets............................................................................          $1,456.8           $1,400.5
                                                                                                  ========           ========
                             LIABILITIES AND EQUITY
Current liabilities:
       Accounts payable.................................................................          $   60.5           $   67.4
       Accrued salaries.................................................................              30.1               31.8
       Current portion of long-term debt................................................               9.1                9.0
       Other current liabilities........................................................              43.9               28.1
                                                                                                  --------           --------
                                                                                                     143.6              136.3
Long-term debt..........................................................................             611.4              581.7
Other liabilities.......................................................................              12.6                9.6
Deferred taxes..........................................................................              52.9               49.2
Minority interests in equity of consolidated entities...................................              51.2               50.0
Stockholders' equity:
    Common stock .01 par value: 90,000,000 shares authorized,
     34,843,124 and 34,783,816 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively.................................               0.4                0.4
     Additional paid-in capital.........................................................             662.1              659.3
     Unearned ESOP compensation and stockholder notes receivable........................             (35.9)             (36.7)
     Accumulated deficit................................................................             (41.5)             (49.3)
                                                                                                  --------           --------
     Total stockholders' equity.........................................................             585.1              573.7
                                                                                                  --------           --------
Total liabilities and stockholders' equity..............................................          $1,456.8           $1,400.5
                                                                                                  ========           ========

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ended March 31, 2001 and 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                                   For the three
                                                                                                   months ended
                                                                                                   ------------
                                                                                              2001              2000
                                                                                              ----              ----
Cash flows from operating activities
Net income.......................................................................            $  7.8            $  8.0
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for doubtful accounts................................................              36.2              24.6
  Depreciation and amortization..................................................              23.4              20.8
  ESOP expense...................................................................               2.3               1.2
  Minority interests.............................................................               1.7               2.3
  Deferred income taxes..........................................................               7.4               6.7
  Gain on sale of assets.........................................................              (0.4)             (4.2)
  Impairment of long-lived assets................................................               ---               0.9
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..........................................................             (30.7)            (12.6)
    Inventories and other assets.................................................              (1.0)             (1.2)
    Accounts payable and other current liabilities...............................               2.4             (33.4)
    Other........................................................................               2.4              (0.2)
                                                                                             ------            ------

  Net cash provided by operating activities......................................              51.5              12.9

Cash flows from investing activities
  Purchases of property and equipment............................................             (23.0)            (15.2)
  Payments for acquisitions, net of cash acquired................................             (43.9)              ---
  Proceeds received on sale of assets............................................               0.4               4.0
  Investment in and advances to affiliates.......................................               2.5              27.8
  Investment in restricted cash..................................................              (5.7)              ---
  Other..........................................................................              (2.0)              2.6
                                                                                             ------            ------

Net cash provided by (used in) investing activities..............................             (71.7)             19.2

Cash flows from financing activities
  Payments of long-term debt.....................................................              (2.2)             (5.5)
  Proceeds from long-term debt...................................................              32.0               ---
  Proceeds from issuance of common stock.........................................               1.1               0.7
  Distributions to minority partners.............................................              (1.4)             (1.5)
                                                                                             ------            ------

 Net cash provided by (used in) financing activities.............................              29.5              (6.3)
                                                                                             ------            ------

Change in cash and cash equivalents..............................................               9.3              25.8
Cash and cash equivalents at beginning of period.................................               6.7              70.9
                                                                                             ------            ------
Cash and cash equivalents at end of period.......................................            $ 16.0            $ 96.7
                                                                                             ======            ======

Interest payments................................................................            $  7.1            $  6.2
Income tax payments..............................................................            $  0.2            $   --

         See notes to the condensed consolidated financial statements

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. ("Triad"). In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Triad's Form 10-K.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE 2--SUBSEQUENT EVENTS

     On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Under the terms of the merger, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price is approximately $1.4 billion.

     Subsequent to the merger, Triad sold one of Quorum's acute care hospitals for $38.0 million plus $8.2 million for working capital. Additionally, two Quorum hospitals have been designated as held for sale. Accordingly, the purchase price allocation of these entities will include their anticipated cash flows for their estimated holding period, including cash flows from operations, and the results of operations of these entities will not be included in Triad's results of operations after the merger.

     The merger will be accounted for under the purchase method of accounting and therefore the purchase price will be allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations for Quorum will be included in Triad's results of operations beginning May 1, 2001.

     Subsequent to the merger, Triad expects to record a charge of approximately $20 to $30 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad.

     In connection with the merger, Triad's board of directors was increased by the addition of two former members of Quorum's board.

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges, among other things, that Quorum's directors beached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price. Triad believes the claims asserted in the complaint are without merit.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 2--SUBSEQUENT EVENTS (continued)

     In April 2001, the parties negotiated a settlement that will result in the dismissal of the action. The settlement is subject to a number of conditions, including completion of definitive documentation relating to the settlement and Court approval.

     As part of the merger, Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consists of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $42.0 million was drawn on the closing, that presently bears interest at LIBOR plus 3.0% with principal amounts due in 2007.

     Triad repaid $45.6 million on the Asset Sale term loan on May 4, 2001 from the proceeds received on the facility sale described previously.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on new indebtedness, assets sales and use of proceeds therefrom, capital expenditures and dividends.

     In connection with the debt financing, Triad incurred approximately $46 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

     On May 11, 2001, Triad filed a Form 8-K regarding the Quorum merger, which included pro forma financial statements as of December 31, 2000.

NOTE 3--ACQUISITIONS

     On February 5, 2001, Triad acquired the remaining 50% interest in the entity that owns SouthCrest Hospital in Tulsa, Oklahoma from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the entity. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at the then fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating the facility for financial reporting.

     The acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations have been included in Triad's consolidated results of operations since January 1, 2001. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition is summarized below (in millions):


     Working capital............   $ 5.5
     Property and equipment.....    86.4
     Minority interests.........    (0.9)
                                   -----
     Purchase price allocation..   $91.0
                                   =====

     The purchase price consists of the $44.6 million in cash paid plus $46.4 million equity investment Triad had recorded prior to the acquisition.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 3--ACQUISITIONS (continued)

     The following unaudited pro forma data summarizes the results of operations of the period indicated as if the acquisition had been completed as of the beginning of the period presented. The pro forma results of operations gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense and income taxes. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

                                              For the three months
                                                 ended March 31,
                                                      2000
                                                     ------
     Revenues................................       $ 325.8
     Net income..............................       $   7.0
     Income per share:
         Basic...............................       $  0.22
         Diluted.............................       $  0.22

NOTE 4--SALES AND CLOSURES

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of March 31, 2001, the carrying value of this facility was $5.2 million. For the three months ended March 31, 2000, this facility had net revenues of $1.8 million and pre-tax losses before impairment charges and income tax benefit of $3.2 million.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts which has been completed. Accordingly, the carrying value of the long-lived assets related to this entity of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three months ended March 31, 2000, this entity contributed revenues of $0.9 million and losses before impairment charges and income taxes of $0.8 million.

NOTE 6--LONG-TERM DEBT

     As of March 31, 2001, Triad Hospital Holdings Inc.'s senior subordinated notes were guaranteed by substantially all operating subsidiaries of Triad (the "Subsidiary Guarantors"). Triad Hospitals Holdings, Inc. was a subsidiary of Triad. As part of the merger with Quorum and related financing transactions (See
NOTE 2), subsequent to March 31, 2001, Triad Hospitals Holdings, Inc. was merged into Triad and all of its existing debt, including the senior subordinated notes, was assumed by Triad. The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several.

     As of March 31, 2001, Triad did not wholly own certain Subsidiary Guarantors, although all assets, liabilities, equity and earnings of these entities fully and unconditionally, jointly and severally guarantee the senior subordinated notes. The percentages of these entities owned by Triad range from 70% to 95%. Separate financial statements of the non-wholly owned Subsidiary Guarantors have not been presented because management has determined that they are inconsequential. As of March 31, 2001, one non-wholly owned operating subsidiary did not guarantee the notes (the "Non-Guarantor Subsidiary").

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 6--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                   For the three months ended March 31, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                                Non-
                                              Triad         Triad Hospitals    Guarantor    Guarantor
                                         Hospitals, Inc.     Holdings, Inc.   Subsidiaries  Subsidiary   Eliminations  Consolidated
                                         ----------------    --------------   ------------  ----------   ------------  ------------

Revenues................................       $     ---          $     ---     $    351.5   $   14.3      $     ---    $    365.8

Salaries and benefits...................             0.3                ---          139.5        4.1            ---         143.9
Supplies................................             ---                ---           53.3        3.7            ---          57.0
Other operating expenses................             ---                ---           67.7        2.5            ---          70.2
Provision for doubtful accounts.........             ---                ---           35.8        0.4            ---          36.2
Depreciation............................             ---                ---           20.9        0.5            ---          21.4
Amortization............................             ---                ---            1.9        0.1            ---           2.0
Interest expense allocated..............             ---                ---            0.1       (0.1)           ---           ---
Interest expense, net...................             ---               16.8           (0.5)       ---            ---          16.3
ESOP expense............................             2.3                ---            ---        ---            ---           2.3
Management fees.........................             ---                ---           (0.1)       0.1            ---           ---
Gain on sale of assets..................             ---                ---           (0.4)       ---            ---          (0.4)
Impairment of long-lived assets.........             ---                ---            ---        ---            ---           ---
                                                   -----             ------         ------      -----   ------------        ------
Total operating expenses................             2.6               16.8          318.2       11.3            ---         348.9
                                                   -----             ------         ------      -----   ------------        ------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision............................            (2.6)             (16.8)          33.3        3.0            ---          16.9
Minority interests......................             ---                ---           (1.7)       ---            ---          (1.7)
Equity in earnings of affiliates........            10.4               34.6            3.0        ---          (48.0)          ---
                                                   -----             ------         ------      -----   ------------        ------

Income before income tax provision......             7.8               17.8           34.6        3.0          (48.0)         15.2

Income tax provision....................             ---               (7.4)           ---        ---            ---          (7.4)
                                                   -----             ------         ------      -----   ------------        ------

Net income..............................           $ 7.8             $ 10.4         $ 34.6      $ 3.0         $(48.0)       $  7.8
                                                   =====             ======         ======      =====   ============        ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 6--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                   For the three months ended March 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                           Non-
                                              Triad        Triad Hospitals  Guarantor    Guarantor
                                         Hospitals, Inc.    Holdings, Inc. Subsidiaries  Subsidiary  Eliminations  Consolidated
                                         ---------------    -------------- ------------  ----------  ------------  -------------

Revenues................................       $     ---      $        ---   $    298.8   $   12.9       $  (0.1)     $   311.6
Salaries and benefits...................             ---               ---        123.3        3.1           ---          126.4
Supplies................................             ---               ---         43.9        3.0           ---           46.9
Other operating expenses................             ---               ---         61.1        2.0           ---           63.1
Provision for doubtful accounts.........             ---               ---         24.2        0.4           ---           24.6
Depreciation............................             ---               ---         18.6        0.5           ---           19.1
Amortization............................             ---               ---          1.6        0.1           ---            1.7
Interest expense allocated..............             ---               ---          ---        ---           ---            ---
Interest expense, net...................             ---              15.8         (0.9)       ---           ---           14.9
ESOP expense............................             1.2               ---          ---        ---           ---            1.2
Management fees.........................             ---               ---          ---        0.1          (0.1)           ---
Gain on sale of assets..................             ---               ---         (4.2)       ---           ---           (4.2)
Impairment of long-lived assets.........             ---               ---          0.9        ---           ---            0.9
                                                   -----            ------       ------      -----        ------         ------
Total operating expenses................             1.2              15.8        268.5        9.2          (0.1)         294.6
                                                   -----            ------       ------      -----        ------         ------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision............................            (1.2)            (15.8)        30.3        3.7           ---           17.0
Minority interests......................             ---               ---         (2.3)       ---           ---           (2.3)
Equity in earnings of affiliates........             9.2              31.7          3.7        ---         (44.6)           ---
                                                   -----            ------       ------      -----        ------         ------

Income before income tax provision......             8.0              15.9         31.7        3.7         (44.6)          14.7

Income tax provision....................             ---              (6.7)         ---        ---           ---           (6.7)
                                                   -----            ------       ------      -----        ------         ------

Net income..............................           $ 8.0            $  9.2       $ 31.7      $ 3.7        $(44.6)        $  8.0
                                                   =====            ======       ======      =====        ======         ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 6 - LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                                 March 31, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                            Non-
                                            Triad       Triad Hospitals    Guarantor     Guarantor
                                       Hospitals, Inc.   Holdings, Inc.   Subsidiaries   Subsidiary    Eliminations   Consolidated
                  Assets               ---------------   --------------   ------------   ----------    ------------   ------------
Current assets
    Cash and cash equivalents......... $           ---   $          ---       $   15.8          $ 0.2  $        ---       $   16.0
    Restricted cash...................             ---              5.7            ---            ---           ---            5.7
    Accounts receivable, net..........             ---              ---          169.7            8.4           ---          178.1
    Other current assets..............             ---             36.8          106.7            1.4           ---          144.9
                                                ------         --------       --------          -----     ---------       --------
Total current assets..................             ---             42.5          292.2           10.0           ---          344.7

Net property and equipment, at cost...             ---              ---          830.3           10.9           ---          841.2

Investments in subsidiaries...........           573.3          1,362.6           85.5            ---      (1,990.5)          30.9
Due from affiliates...................            11.8              ---          114.6           27.5        (153.9)           ---
Other assets..........................             ---              4.3          224.4           11.3           ---          240.0
                                                ------         --------       --------          -----     ---------       --------

Total assets.......................... $         585.1         $1,409.4       $1,547.0          $59.7     $(2,144.4)      $1,456.8
                                                ======         ========       ========          =====     =========       ========

           Liabilities and Equity
Current liabilities................... $           ---         $   22.2       $  118.5          $ 2.9  $        ---       $  143.6
Due to affiliates.....................             ---            153.9            ---            ---        (153.9)           ---
Long-term debt........................             ---            607.1            4.3            ---           ---          611.4
Deferred taxes and other liabilities..             ---             52.9           10.4            2.2           ---           65.5
Minority interests in equity of
    consolidated entities.............             ---              ---           51.2            ---           ---           51.2
Equity................................           585.1            573.3        1,362.6           54.6      (1,990.5)         585.1
                                                ------         --------       --------          -----     ---------       --------
Total liabilities and equity.......... $         585.1         $1,409.4       $1,547.0          $59.7     $(2,144.4)      $1,456.8
                                                ======         ========       ========          =====     =========       ========


                     Condensed Consolidating Balance Sheets
                               December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                             Triad       Triad Hospitals     Guarantor      Guarantor
                                        Hospitals, Inc.   Holdings, Inc.   Subsidiaries     Subsidiary  Eliminations   Consolidated
                                        ---------------   --------------   ------------     ----------  -------------  ------------
                   Assets
Current assets
   Cash and cash equivalents..........  $           ---  $           ---       $    6.4       $ 0.3  $        ---       $    6.7
   Accounts receivable, net...........              ---              ---          163.2         7.9           ---          171.1
   Other current assets...............              ---             41.9          107.1         1.4           ---          150.4
                                                 ------         --------       --------       -----     ---------       --------
Total current assets..................              ---             41.9          276.7         9.6           ---          328.2

Net property and equipment, at cost...              ---              ---          743.8         9.2           ---          753.0

Investments in subsidiaries...........            563.0          1,326.7          133.7         ---      (1,944.0)          79.4
Due from affiliates...................             10.7              ---          133.0        27.3        (171.0)           ---
Other assets..........................              ---              4.7          223.4        11.8           ---          239.9
                                                 ------         --------       --------       -----     ---------       --------

Total assets..........................  $         573.7         $1,373.3       $1,510.6       $57.9     $(2,115.0)      $1,400.5
                                                 ======         ========       ========       =====     =========       ========

              Liabilities and Equity
Current liabilities...................  $           ---         $   13.4       $  121.5       $ 1.4  $        ---       $  136.3
Due to affiliates.....................              ---            171.0            ---         ---        (171.0)           ---
Long-term debt........................              ---            576.7            5.0         ---           ---          581.7
Deferred taxes and other liabilities..              ---             49.2            7.4         2.2           ---           58.8
Minority interests in equity of
   consolidated entities..............              ---              ---           50.0         ---           ---           50.0
Equity................................            573.7            563.0        1,326.7        54.3      (1,944.0)         573.7
                                                 ------         --------       --------       -----     ---------       --------

Total liabilities and equity..........  $         573.7         $1,373.3       $1,510.6       $57.9     $(2,115.0)      $1,400.5
                                                 ======         ========       ========       =====     =========       ========

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 6 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                   For the three months ended March 31, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                                Triad       Triad Hospitals   Guarantor     Guarantor
                                            Hospitals, Inc.  Holdings, Inc.  Subsidiaries   Subsidiary  Eliminations  Consolidated
                                            ---------------  --------------  ------------   ----------  ------------  ------------
Net cash provided by (used in) operating
   activities.............................    $         ---   $        (9.0)       $ 56.1        $ 4.4  $        ---        $ 51.5
Cash flows from investing activities
    Purchases of property and equipment...              ---             ---         (20.6)        (2.4)          ---         (23.0)
    Payments for acquisitions.............              ---             ---         (43.9)         ---           ---         (43.9)
    Investment in and advances to
      affiliates..........................             (0.2)           (1.4)          4.1          ---           ---           2.5
    Proceeds received on sale of assets...              ---             ---           0.4          ---           ---           0.4
    Investment in restricted cash.........              ---            (5.7)          ---          ---           ---          (5.7)
    Other.................................              ---             0.4          (3.0)         0.6           ---          (2.0)
                                                      -----          ------        ------        -----  ------------        ------
Net cash used in investing activities.....             (0.2)           (6.7)        (63.0)        (1.8)          ---         (71.7)
Cash flows from financing activities
    Payments of long-term debt............              ---            (1.8)         (0.4)         ---           ---          (2.2)
    Proceeds from issuance of long-term
      debt................................              ---            32.0           ---          ---           ---          32.0
    Proceeds from issuance of common
      stock...............................              1.1             ---           ---          ---           ---           1.1
    Distributions to minority partners....              ---             ---          (1.4)         ---           ---          (1.4)
    Net change in due to (from) affiliate.             (0.9)          (14.5)         18.1         (2.7)          ---           ---
                                                      -----          ------        ------        -----  ------------        ------
Net cash provided by (used in) financing
    activities............................              0.2            15.7          16.3         (2.7)          ---          29.5
                                                      -----          ------        ------        -----  ------------        ------
Change in cash and cash equivalents.......              ---             ---           9.4         (0.1)          ---           9.3
Cash and cash equivalents at beginning
    of period.............................              ---             ---           6.4          0.3           ---           6.7
                                                      -----          ------        ------        -----  ------------        ------
Cash and cash equivalents at end of
    period................................    $         ---   $         ---        $ 15.8        $ 0.2  $        ---        $ 16.0
                                              =============   =============        ======        =====  ============        ======

                Condensed Consolidating Statements of Cash Flows
                   For the three months ended March 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                                Triad        Triad Hospitals   Guarantor    Guarantor
                                            Hospitals, Inc.   Holdings, Inc.  Subsidiaries  Subsidiary  Eliminations Consolidated
                                            ---------------   -------------- -------------  ----------  ------------ ------------
Net cash provided by (used in) operating
    activities............................    $        ---            $(9.2)        $ 17.1       $ 5.0  $        ---       $ 12.9
Cash flows from investing activities
   Purchases of property and equipment....             ---              ---          (14.9)       (0.3)          ---        (15.2)
   Proceeds received on sale of assets....             ---              ---            4.0         ---           ---          4.0
   Investment in and advances to
     affiliates...........................            (0.1)             2.8           27.7        (2.6)          ---         27.8
  Other...................................             ---              ---            2.4         0.2           ---          2.6
                                                     -----            -----         ------       -----  ------------       ------
Net cash provided by (used in) investing
    activities............................            (0.1)             2.8           19.2        (2.7)          ---         19.2
Cash flows from financing activities
    Payments of long-term debt............             ---             (5.5)           ---         ---           ---         (5.5)
    Proceeds from issuance of common
     stocks...............................             0.7              ---            ---         ---           ---          0.7
    Distributions to minority partners....             ---              ---           (1.5)        ---           ---         (1.5)
    Net change in due to (from) affiliate.            (0.6)            11.9           (9.0)       (2.3)          ---          ---
                                                     -----            -----         ------       -----  ------------       ------
Net cash provided by (used in) financing
   activities.............................             0.1              6.4          (10.5)       (2.3)          ---         (6.3)
                                                     -----            -----         ------       -----  ------------       ------
Change in cash and cash equivalents.......             ---              ---           25.8         ---           ---         25.8
Cash and cash equivalents at beginning
    of period.............................             ---              ---           70.8         0.1           ---         70.9
                                                     -----            -----         ------       -----  ------------       ------
Cash and cash equivalents at end of
   period.................................     $       ---          $   ---         $ 96.6       $ 0.1  $        ---       $ 96.7
                                               ===========          =======         ======       =====  ============       =======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 7--STOCK BENEFIT PLANS

     During the three months ended March 31, 2001, 19,107 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and Triad received proceeds of $0.5 million. Additionally during the three months ended March 31, 2001, 40,293 stock options were exercised for proceeds of $0.6 million.

     The merger of Triad and Quorum (See NOTE 2) constituted a "change of control" under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad Management Stock Purchase Plan, the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of certain stock options in connection with the merger. In addition, restrictions lapsed on shares of Triad restricted common stock held by Triad executive officers and these shares became fully vested and transferable and no longer are subject to forfeiture.

     On April 26, 2001, shareholders approved an amendment to the 1999 Long-Term Incentive Plan increasing the number of shares available to 14,000,000.

     On April 27, 2001, 2,553,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 8--INCOME PER SHARE

     Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Weighted average shares for the three months ended March 31, 2001 and 2000 are as follows:

                                                                                 For the three        For the three
                                                                                  months ended         months ended
                                                                                 March 31, 2001       March 31, 2000
                                                                                 --------------       --------------
 Weighted average shares exclusive of unreleased ESOP shares............           32,419,431           31,302,359
 Average of ESOP shares committed to be released........................               37,500               37,500
                                                                                   ----------           ----------

 Basic weighted average shares outstanding..............................           32,456,931           31,339,859

 Effect of dilutive securities - employee stock options.................            3,120,711            1,245,873
                                                                                   ----------           ----------
 Diluted weighted average shares outstanding............................           35,577,642           32,585,732
                                                                                   ==========           ==========

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) are summarized in the following table (dollars in millions):

                                                                                          For the three months
                                                                                             ended March 31,
                                                                                            2001         2000
                                                                                           ------       ------
     Revenues:
     East Division.............................................................            $132.2       $123.8
     West Division.............................................................              82.9         67.9
     Central Division..........................................................             129.0         85.7
     Ambulatory Surgery Centers................................................              14.3         12.9
     Sold and Held for Sale....................................................               1.0         15.8
     Corporate and other.......................................................               6.4          5.5
                                                                                           ------       ------
                                                                                           $365.8       $311.6
                                                                                           ======       ======

     EBITDA (a):
     East Division.............................................................             $22.6         $22.1
     West Division.............................................................              15.9          12.6
     Central Division..........................................................              18.1          15.7
     Ambulatory Surgery Centers................................................               3.4           4.2
     Sold and Held for Sale....................................................               0.8          (2.6)
     Corporate and other.......................................................              (2.3)         (1.4)
                                                                                            -----         -----
                                                                                            $58.5         $50.6
                                                                                            =====         =====

(a) EBITDA is defined as net income before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interest in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 10--CONTINGENCIES

HCA Litigation and Investigations

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

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that on March 15, 2001,

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 10--CONTINGENCIES (continued)

the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints in those suits in which the government has intervened. Of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital continues to maintain an ongoing relationship with Curative Health Services.

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

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement, which HCA expects will occur in the second quarter of 2001. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physicial relations.

    On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding:
Medicare cost reports; violations of the anti-kickback statute or prohibitions against physician self-referrals, and any other conduct involving relations with referral sources and those in a position to influence referral sources; diagnosis related group billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 10--CONTINGENCIES (continued)

investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and entered certain pleas in respect of the criminal actions. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

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

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs, that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Quorum's current owned hospitals have received such notices. HCA or its predecessors owned these Quorum hospitals during the period covered by the notices. HCA is obligated to indemnify Quorum for liabilities arising out of cost reports filed during these periods.

     Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 10--CONTINGENCIES (continued)

     HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described below. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

     The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, results of operations or prospects in future periods.

Quorum Litigation and Investigations

     Tampa Qui Tam Lawsuit

     Prior to the merger, Quorum and its subsidiary, Quorum Health Resources, along with subsidiaries that owned hospitals from 1990 through February 24, 1999, were named as defendants in a qui tam lawsuit in U.S. District Court in Tampa, Florida. The United States government elected to intervene in, or join, the lawsuit and on February 24, 1999, the government filed its own complaint in the case. The new complaint alleged that Quorum, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to Federal health care programs. The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as a result of company policy. This qui tam action sought three times the amount of damages caused to the United States by the submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and the relator's attorneys' fees and costs.

     On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, Quorum Health Resources and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid on April 30, 2001. The settlement agreement also provides for a release, on certain conditions, of all hospitals currently or formerly managed by Quorum Health Resources electing to participate in the settlement.

     In connection with the settlement, Quorum entered into a corporate integrity agreement with the Office of Inspector General containing, among other things, an affirmative obligation to report certain violations of applicable laws and regulations. This obligation could result in greater scrutiny by regulatory authorities. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certain of Triad's operations which could have a material adverse impact on Triad. Failure to comply with the terms of the corporate integrity agreement could subject the Quorum hospitals to significant monetary penalties and/or exclusion from Medicare, Medicaid and other governmental reimbursement programs.

     Flowers Qui Tam Lawsuit

     On October 26, 2000, Quorum completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the HHS Office of the Inspector General, which will be terminated upon the effective date of the corporate integrity agreement entered into in connection with the settlement of the Tampa qui tam lawsuit discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 10--CONTINGENCIES (continued)

complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     Other Qui Tam Lawsuits

     As a result of its ongoing discussions with the government prior to the merger, Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. Quorum also is a defendant in certain other qui tam complaints, in which the government has declined to intervene.

     Neither the merger agreement nor the distribution agreement entered into with HCA in connection with the spin-off will provide indemnification to Triad in respect of the Quorum litigation and investigations described above. Based on due diligence and discussions with various parties including the Department of Justice, the estimate of the liability for Quorum's qui tam lawsuits was increased by approximately $16 million prior to the merger, including the $5 million paid to settle the Tampa qui tam lawsuit discussed above, in addition to the originally estimated settlement amount accrued by Quorum. If Triad incurs material liabilities as a result of other qui tam litigation or governmental investigations, these matters could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, results of operations or prospects.

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

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In May 1999, the effective date of SFAS 133 was deferred until years beginning after June 15, 2000. Because of Triad's minimal use of derivatives, the adoption of SFAS 133 did not have a significant effect on the results of operations or the financial position of Triad.

                          Part I: Financial Information
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

OVERVIEW

     During 2000, Triad sold one hospital, ceased operations of two hospitals and purchased two hospitals. Triad sold its partnership interest in a rehabilitation hospital on March 31, 2000. On February 5, 2001, Triad acquired the remaining 50% interest in one of its joint ventures effective January 1, 2001.

     The above described events significantly affect the comparability of the results of operations for the three months ending March 31, 2001 to the three months ending March 31, 2000.

     Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the Securities and Exchange Commission.

SUBSEQUENT EVENTS

     On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Under the terms of the agreement, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price is approximately $1.4 billion.

     Subsequent to the merger, Triad sold one of Quorum's acute care hospitals for $38.0 million plus $8.2 million for working capital. Additionally, two Quorum hospitals have been designated as held for sale. Accordingly, the purchase price allocation of these entities will include their anticipated cash flows for their estimated holding period, including cash flows from operations, and the results of operations of these entities will not be included in Triad's results of operations after the merger.

     Subsequent to the merger, Triad expects to record a charge of approximately $20 to $30 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad.

     Prior to the merger, Quorum provided health care services through 21 general acute care hospitals located in 9 states. The merger creates the third-largest publicly owned hospital company in the United States, with 49 hospitals (after the sale of one Quorum hospital subsequent to the acquisition) and 14 ambulatory surgery centers in 17 states.

     As part of the merger, Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consists of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $42.0 million was drawn on the closing, that presently bears interest at LIBOR plus 3.0% with principal amounts due in 2007.

     Triad repaid $45.6 million on the Asset Sale term loan on May 4, 2001 from the proceeds received on the facility sale described previously.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on new indebtedness, assets sales and use of proceeds therefrom, capital expenditures and dividends.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

     In connection with the debt financing, Triad incurred approximately $46 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

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

     . the efforts of insurers, employers and others to contain health care costs,

     . possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers,

     . changes in Federal, state or local regulations affecting the health care industry,

     .    the possible enactment of Federal or state health care reform,

     . the ability to attract and retain qualified management and personnel, including physicians,

     . the ability to integrate effectively Triad's and Quorum's information systems, operations and personnel in a timely and efficient manner,

     .    the departure of key executive officers from Triad,

     . claims and legal actions relating to professional liabilities and other matters,

     .    fluctuations in the market value of Triad's common stock,

     .    changes in accounting practices,

     .    changes in general economic conditions,

     .    future divestitures which may result in additional charges,

     . the ability to enter into managed care provider arrangements on acceptable terms,

     . the availability and terms of capital to fund the expansion of Triad's business,

     .    changes in business strategy or development plans,

     . timeliness of reimbursement payments received under government programs,

     . potential adverse impact of known and unknown government investigations and

     .    other risk factors.

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

RESULTS OF OPERATIONS

     Revenue/Volume Trends

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and will be further mitigated by the Benefits Improvement Protection Act of 2000 ("BIPA"). Triad anticipates receiving approximately $13.0 to 16.0 million in additional reimbursement from BIPA during the remainder of 2001, which includes the impact of the Quorum facilities. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being impacted. Patient revenues related to Medicare and Medicaid patients were 38.8% and 36.7% of total patient revenues for the three months ended March 31, 2001 and 2000, respectively. Patient revenues related to managed care plan patients were 32.1% and 34.4% of total patient revenues for the three months ended March 31, 2001 and 2000, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

     As discussed previously, Triad sold one hospital and ceased operations of two hospitals during 2000. These hospitals had revenues of $15.6 million for the three months ended March 31, 2000, and losses before gain on sales of assets, impairment charges and income taxes of $2.4 million. Triad also acquired two hospitals in the fourth quarter of 2000 and the remaining 50% interest in one of its joint ventures effective January 1, 2001. These hospitals had net revenues of $43.9 million and income before income taxes of $4.7 million in the three months ended March 31, 2001.

     Triad's revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 41.5% and 44.5% of patient revenues for the three months ended March 31, 2001 and 2000, respectively.

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

     In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $27.5 million as of March 31, 2001.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Operating Results Summary

     The following is a summary of operating results for the three months ended March 31, 2001 and 2000 (dollars in millions, except per share amounts and ratios):

                                                                     For the three months ended
                                                           ----------------------------------------------
                                                                  2001                     2000
                                                                 ------                   ------
                                                           Amount   Percentage      Amount     Percentage
                                                           ------   ----------      ------     ----------

Revenues.................................................  $365.8     100.0         $311.6        100.0
Salaries and benefits....................................   143.9      39.3          126.4         40.6
Supplies.................................................    57.0      15.6           46.9         15.1
Other operating expenses.................................    70.2      19.2           63.1         20.3
Provision for doubtful accounts..........................    36.2       9.9           24.6          7.9
Depreciation and amortization............................    23.4       6.4           20.8          6.7
Interest expense, net....................................    16.3       4.5           14.9          4.8
ESOP expense.............................................     2.3       0.6            1.2          0.4
Gain on sale of assets...................................    (0.4)     (0.1)          (4.2)        (1.3)
Impairment of long-lived assets..........................     ---       ---            0.9          0.3
                                                           ------     -----         ------        -----
                                                            348.9      95.4          294.6         94.6
                                                           ------     -----         ------        -----
Income before minority interests and income tax provision
                                                             16.9       4.6           17.0          5.4
Minority interests in earnings of consolidated entities..    (1.7)     (0.5)          (2.3)        (0.7)
                                                           ------     -----         ------        -----
Income before income tax provision.......................    15.2       4.1           14.7          4.7
Income tax provision.....................................    (7.4)     (2.0)          (6.7)        (2.1)
                                                           ------     -----         ------        -----

Net income...............................................  $  7.8       2.1         $  8.0          2.6
                                                           ======     =====         ======        =====

Income per common share
  Basic..................................................  $   0.24                 $   0.26
  Diluted................................................  $   0.22                 $   0.25
EBITDA (a)...............................................  $   58.5                 $   50.6
Number of hospitals at end of period (b)
  Owned and managed......................................        26                       25
  Joint ventures.........................................         1                        2
  Leased to others.......................................         2                        2
                                                           --------                 --------
  Total..................................................        29                       29
Licensed beds at end of period (c).......................     3,698                    3,610
Available beds at end of period (d)......................     3,291                    3,177
Admissions (e)
  Owned and managed......................................    37,582                   33,716
  Joint ventures.........................................     1,576                    2,681
                                                           --------                 --------
  Total..................................................    39,158                   36,397
Adjusted admissions (f)..................................    61,528                   56,339
Outpatient visits........................................   358,712                  334,132
Surgeries................................................    56,223                   51,795
Average length of stay (g)...............................       4.4                      4.5
Outpatient revenue percentage............................      41.5%                    44.5%
Inpatient revenue per admission..........................  $  5,489                 $  4,944
Outpatient revenue per outpatient visit..................  $    409                 $    400
Patient revenue per adjusted admission...................  $  5,735                 $  5,332

(a) EBITDA is defined as net income before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics, except for admissions, for the joint ventures and facilities leased to others.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the average number of days an admitted patient stays in Triad's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

Three Months Ended March 31, 2001 and 2000

     Income before income taxes increased to $15.2 million in the three months ended March 31, 2001 from $14.7 million in the three months ended March 31, 2000. The increase in pretax income was attributable to decreases in losses of $2.4 million in the facilities that were divested and $4.7 million income before income taxes from facility acquisitions. This was offset by a $4.2 million gain on sale of a joint venture interest during the three months ended March 31, 2000 and $1.4 million increase in interest expense from new borrowings.

     Revenues increased 17.4% to $365.8 million in the three months ended March 31, 2001 compared to $311.6 million in the three months ended March 31, 2000. Same facility revenues increased $24.9 million or 8.4% in the three months ended March 31, 2001 compared to March 31, 2000. Same facility is defined as facilities that were owned and consolidated in both periods. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, same facility admissions increased 4.6%, adjusted admissions increased 3.5%, and revenues per adjusted admissions increased 4.8%. Outpatient visits increased 4.8%, outpatient revenue per visit decreased 1.8% and surgeries increased 3.3%. Another factor in the increase in revenues was $3.7 million in favorable prior year cost report settlements during 2001. Revenues for facilities acquired were $43.9 million in the three months ended March 31, 2001. These facilities had admissions of 4,327, adjusted admissions of 6,611, outpatient visits of 30,939 and surgeries of 4,876. The increase in revenues was partially offset by the facilities that were sold or closed. In the three months ended March 31, 2000, these facilities had revenues of $15.6 million, admissions of 1,929, adjusted admissions of 3,294, outpatient visits of 21,504 and surgeries of 2,069.

     Salaries and benefits, as a percentage of revenues, decreased to 39.3% in the three months ended March 31, 2001 from 40.6% in the three months ended March 31, 2000. For the three months ended March 31, 2000, salaries and benefits for the facilities sold or closed were $9.6 million which included $1.0 million of severance costs for one facility closed in February 2000. Same facility salaries and benefits increased 0.6% as a percentage of revenue in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This was due primarily to a smaller favorable adjustment relating to Triad's retirement plan contributions of $1.3 million in 2001 compared to $2.8 million in 2000. Salaries and benefits for the acquired facilities, as a percentage of revenue, was 33.9% in the three months ended March 31, 2001.

     Supply costs increased as a percentage of revenues to 15.6% in the three months ended March 31, 2001 from 15.1% in the three months ended March 31, 2000. For the three months ended March 31, 2000, supplies for the facilities sold or closed were $2.2 million. Same facility supplies remained relatively constant as a percentage of revenue in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Supplies for the acquired facilities, as a percentage of revenue, was 18.9% in the three months ended March 31, 2001.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes), decreased as a percentage of revenues to 19.2% in the three months ended March 31, 2001 compared to 20.3% in the three months ended March 31, 2000. For the three months ended March 31, 2000, other operating expenses for the facilities sold or closed were $4.5 million. Same facility other operating expenses decreased 0.6% as a percentage of revenue in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was due primarily to the

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

increase in revenues. Other operating expenses for the acquired facilities, as a percentage of revenue, was 19.1% in the three months ended March 31, 2001.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.9% in the three months ended March 31, 2001 compared to 7.9% in the three months ended March 31, 2000. For the three months ended March 31, 2000, provision for doubtful accounts for the facilities sold or closed was $1.3 million. Same facility provision for doubtful accounts increased 1.9% as a percentage of revenue in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This was due, in part, to an increase in emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 10.7% in the three months ended March 31, 2001.

     Depreciation and amortization decreased as a percentage of revenues to 6.4% in the three months ended March 31, 2001 from 6.7% in the three months ended March 31, 2000, primarily due to the increase in revenues.

     Interest expense, which is offset by $0.4 million and $1.2 million of interest income in the three months ended March 31, 2001 and 2000, respectively, increased to $16.3 million in the three months ended March 31, 2001 from $14.9 million in the three months ended March 31, 2000 due to a decrease in interest income and additional debt outstanding from draws on the delay draw term loan to finance the facility acquisitions.

     Gain on sale of assets was $4.2 million during the three months ended March 31, 2000 due to the sale of Triad's partnership interest in a rehabilitation hospital during the quarter.

     Impairments on long-lived assets were $0.9 million during the three months ended March 31, 2000. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract which was reduced to fair value, based on estimated disposal value.

     Minority interests, which are primarily related to one ambulatory surgery center joint venture in Arizona, decreased to $1.7 million in the three months ended March 31, 2001 from $2.3 million in the three months ended March 31, 2000 due to decreases in operations of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $51.5 million in the three months ended March 31, 2001 compared to $12.9 million in the three months ended March 31, 2000. The increase was due to improved operations in 2001 compared to 2000 and a decrease in accounts payable and other current liabilities during the three months ended March 31, 2000 from payments made to HCA for capital expenditures funded by HCA in 1999. This was offset by an increase in accounts receivable in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

     Cash used in investing activities was $71.7 million in the three months ended March 31, 2001 compared to cash provided by investing activities of $19.2 million in the three months ended March 31, 2000. This was due to $43.9 million, net of cash acquired, paid for the acquisition of SouthCrest Hospital, which is discussed below. This was offset by a $37.0 million loan repayment from SouthCrest Hospital during the three months ended March 31, 2000. Also, Triad received $4.0 million in proceeds on the sale of its partnership interest in a rehabilitation hospital during the three months ended March 31, 2000. Triad anticipates expending approximately $200 to $225 million ($150 to $175 million for expansion) in capital expenditures for the remainder of 2001, including the Quorum facilities.

     Cash provided by financing activities was $29.5 million in the three months ended March 31, 2001 compared to cash used in financing activities of $6.3 million in the three months ending March 31, 2000. This was due to advances under the delay draw term loan.

     As of March 31, 2001 the delay draw term loan bore interest at LIBOR plus 2.75%. Advances of $83.0 million were made as of March 31, 2001 under Triad's delay draw term loan.

     As of March 31, 2001 Triad had a $125.0 million line of credit which bears interest at LIBOR plus 2.75% of which approximately $2.0 million was allocated to letters of credit securing certain lease obligations. No amounts were outstanding under the revolving credit facility at March 31, 2001.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

     All of Triad's bank credit facilities, including the delay draw term loan and the line of credit, were refinanced subsequent to March 31, 2001 as part of the merger, which was discussed previously (See SUBSEQUENT EVENTS).

     At March 31, 2001, Triad had working capital of $201.1 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2001.

     On February 5, 2001, Triad acquired the remaining 50% interest in the entity that owns SouthCrest Hospital in Tulsa, Oklahoma which opened in May 1999, from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the entity. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion and a right of first refusal on certain other real estate. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at the then fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating it for financial reporting. The purchase was funded with a draw on Triad's delay draw loan.

     Triad has commenced development of a new hospital in Las Cruces, New Mexico. The projected cost of this development is approximately $62 million over an 18-month period. As of March 31, 2001, approximately $3.2 million had been spent for this project. The project will be funded with either operating cash flows or existing credit facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was required to be adopted in years beginning after June 15, 1999. In May 1999, the effective date of SFAS 133 was deferred until years beginning after June 15, 2000. Because of Triad's minimal use of derivatives, the adoption of SFAS 133 did not have a significant effect on the results of operations or the financial position of Triad.

CONTINGENCIES

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges, among other things, that Quorum's directors beached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price. Triad believes the claims asserted in the complaint are without merit.

     In April 2001, the parties negotiated a settlement that will result in the dismissal of the action. The settlement is subject to a number of conditions, including completion of definitive documentation relating to the settlement and Court approval.

HCA Litigation and Investigations

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

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints in those suits in which the government has intervened. Of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital continues to maintain an ongoing relationship with Curative Health Services.

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

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement, which HCA expects will occur in the second quarter of 2001. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

    On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding:
Medicare cost reports; violations of the anti-kickback statute or prohibitions against physician self-referrals, and any other conduct involving relations with referral sources and those in a position to influence referral sources; diagnosis related group billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and entered certain pleas in respect of the criminal actions. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

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

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs, that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Quorum's current owned hospitals have received such notices. HCA or its predecessors owned these Quorum hospitals during the period covered by the notices. HCA is obligated to indemnify Quorum for liabilities arising out of cost reports filed during these periods.

     Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

     HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described below. If indemnified matters were asserted successfully against Triad or any of its facilities,

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

     The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, results of operations or prospects in future periods.

Quorum Litigation and Investigations

     Tampa Qui Tam Lawsuit

     Prior to the merger, Quorum and its subsidiary, Quorum Health Resources, along with subsidiaries that owned hospitals from 1990 through February 24, 1999, were named as defendants in a qui tam lawsuit in U.S. District Court in Tampa, Florida. The United States government elected to intervene in, or join, the lawsuit and on February 24, 1999, the government filed its own complaint in the case. The new complaint alleged that Quorum, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to Federal health care programs. The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleges that these cost report filings were prepared as a result of company policy. This qui tam action sought three times the amount of damages caused to the United States by the submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and the relator's attorneys' fees and costs.

     On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, Quorum Health Resources and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid on April 30, 2001. The settlement agreement also provides for a release, on certain conditions, of all hospitals currently or formerly managed by Quorum Health Resources electing to participate in the settlement.

     In connection with the settlement, Quorum entered into a corporate integrity agreement with the Office of Inspector General containing, among other things, an affirmative obligation to report certain violations of applicable laws and regulations. This obligation could result in greater scrutiny by regulatory authorities. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certian of Triad's operations which could have a material adverse impact on Triad. Failure to comply with the terms of the corporate integrity agreement could subject the Quorum hospitals to significant monetary penalties and/or exclusion from Medicare, Medicaid and other governmental reimbursement programs.

     Flowers Qui Tam Lawsuit

     On October 26, 2000, Quorum completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the HHS Office of the Inspector General, which will be terminated upon the effective date of the corporate integrity agreement entered into in connection with the settlement of the Tampa qui tam lawsuit discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     Other Qui Tam Lawsuits

     As a result of its ongoing discussions with the government prior to the merger, Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

allegedly submitted to the government involving one owned and two managed hospitals. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. Quorum also is a defendant in certain other qui tam complaints, in which the government has declined to intervene.

     Neither the merger agreement nor the distribution agreement entered into with HCA in connection with the spin-off will provide indemnification to Triad in respect of the Quorum litigation and investigations described above. Based on due diligence and discussions with various parties including the Department of Justice, the estimate of the liability for Quorum's qui tam lawsuits was increased by approximately $16 million prior to the merger of Quorum into Triad, including the $5 million paid to settle the Tampa qui tam lawsuit discussed above was made prior to the merger, in addition to the originally estimated settlement amount accrued by Quorum. If Triad incurs material liabilities as a result of other qui tam litigation or governmental investigations, these matters could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, results of operations or prospects.

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

     In December 2000, the Health Care Financing Administration acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which would require compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The effective dates of these regulations were originally postponed by the Bush Administration, but now has been reestablished. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Triad is exposed to market risk related to changes in interest rates. No derivatives are currently used to alter the interest rate characteristics of Triad's debt instruments.

     With respect to Triad's interest-bearing liabilities, approximately $297.3 million of long-term debt at March 31, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $323.2 million at March 31, 2001 was subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $661.1 million at March 31, 2001. The estimates of fair value are based upon the quoted market prices for

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $3.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number                               Description
--------------                               -----------

3.1 Certificate of Incorporation of Triad, as amended as of April 27, 2001. Incorporated by reference from Exhibit
                         3.1 to Triad's Post Effective Amendment No. 1 on Form S-8 to Form S-4.

4.1                      Indenture (including form of 8 3/4% Senior Notes due
                         2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee.

4.2 Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein.

10.1 Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank America, N.A. as administrative agent.


(b)  Reports on Form 8-K filed during the quarter ended March 31, 2001:

     On January 2, 2001, Triad reported that they had issued a press release announcing changes to hospital portfolio.

     On January 17, 2001, Triad reported that Ernst & Young, LLP had audited Triad's financial statements for the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.
Date: May 15, 2001                  By:  /s/ BURKE W. WHITMAN
                                       ----------------------
                                    Burke W. Whitman
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                               Description
--------------                               -----------

3.1 Certificate of Incorporation of Triad, as amended as of April 27, 2001. Incorporated by reference from Exhibit
                         3.1 to Triad's Post Effective Amendment No. 1 on Form S-8 to Form S-4.

4.1                      Indenture (including form of 8 3/4% Senior Notes due
                         2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee.

4.2 Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein.

10.1 Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank America, N.A. as administrative agent.