Form 10-Q
period 2001-06-30
TRIAD HOSPITALS INC
filed 2001-08-14
CIK 1074771

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001


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


 As of July 31, 2001, the number of shares of common stock of Triad Hospitals,
                       Inc. outstanding was 71,231,214.

                        Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the periods ended June 30, 2001 and 2000
                                   Unaudited
                (Dollars in millions, except per share amounts)

                                                        For the three        For the six
                                                        months ended         months ended
                                                      ----------------    -------------------
                                                       2001      2000       2001       2000
                                                      ------    ------    --------    -------
Revenues...........................................   $643.2    $302.5    $1,009.0    $614.1

Salaries and benefits..............................    288.7     124.4       432.6     250.8
Supplies...........................................    101.0      45.3       158.0      92.2
Other operating expenses...........................    122.5      65.8       193.1     129.3
Provision for doubtful accounts....................     69.2      25.1       105.4      49.7
Depreciation.......................................     36.4      18.7        57.8      37.8
Amortization.......................................      7.3       1.7         9.3       3.4
Interest expense...................................     33.2      15.4        49.9      31.4
Interest income....................................     (0.3)     (1.8)       (0.7)     (2.9)
ESOP expense.......................................      2.1       1.5         4.4       2.7
Gain on sale of assets.............................      ---      (0.2)       (0.4)     (4.4)
Impairment of long-lived assets....................      ---       ---         ---       0.9
                                                      ------    ------    --------    ------

Total operating expenses...........................    660.1     295.9     1,009.4     590.9
                                                      ------    ------    --------    ------

Income (loss) from continuing operations before
 minority interests, equity in earnings and
 income tax provision..............................    (16.9)      6.6        (0.4)     23.2

Minority interests in earnings of consolidated          (2.3)     (2.1)       (4.0)     (4.4)
 entities..........................................
Equity in earnings (loss) of affiliates............      3.0      (0.8)        3.4      (0.4)
                                                      ------    ------    --------    ------
Income (loss) from continuing operations before
 income tax provision..............................    (16.2)      3.7        (1.0)     18.4
Income tax provision...............................     (2.7)     (2.6)      (10.1)     (9.3)
                                                      ------    ------    --------    ------
Income (loss) from continuing operations...........    (18.9)      1.1       (11.1)      9.1
Extraordinary loss on retirement of debt, net of
 income tax benefit of $1.5 million................     (2.4)      ---        (2.4)      ---
                                                      ------    ------    --------    ------
Net income (loss)..................................   $(21.3)   $  1.1    $  (13.5)   $  9.1
                                                      ======    ======    ========    ======

Income (loss) per common share:
    Basic
    Continuing operations..........................   $(0.32)   $ 0.03    $  (0.24)   $ 0.29
    Extraordinary loss on retirement of debt.......   $(0.04)   $  ---    $  (0.05)   $  ---
                                                      ------    ------    --------   -------
    Net............................................   $(0.36)   $ 0.03    $  (0.29)   $ 0.29
                                                      ======    ======    ========    ======
    Diluted
    Continuing operations..........................   $(0.32)   $ 0.03    $  (0.24)   $ 0.27
    Extraordinary loss on retirement of debt.......   $(0.04)   $  ---    $  (0.05)   $  ---
                                                      ------    ------    --------    ------
    Net............................................   $(0.36)   $ 0.03    $  (0.29)   $ 0.27
                                                      ======    ======    ========    ======

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                                  June 30,        December 31,
                                                                                                    2001              2000
                                                                                                  --------        -----------
                                              ASSETS
Current assets:
    Cash and cash equivalents...........................................................          $   19.3        $       6.7
    Restricted cash.....................................................................               5.7                ---
    Accounts receivable, less allowances for doubtful accounts of
      $226.2 at June 30, 2001 and $122.9 at December 31, 2000...........................             468.1              171.1
    Inventories.........................................................................              78.2               34.7
    Deferred income taxes...............................................................              41.2               40.5
    Prepaid expenses....................................................................              20.9                9.2
    Other...............................................................................             111.0               66.0
                                                                                                  --------        -----------
                                                                                                     744.4              328.2
Property and equipment, at cost:
    Land................................................................................             140.7               71.9
    Buildings and improvements..........................................................             979.6              540.7
    Equipment...........................................................................           1,131.2              662.2
    Construction in progress............................................................             163.9               51.1
                                                                                                  --------        -----------
                                                                                                   2,415.4            1,325.9
      Accumulated depreciation..........................................................            (622.4)            (572.9)
                                                                                                  --------        -----------
                                                                                                   1,793.0              753.0
Intangible assets, net of accumulated amortization......................................           1,237.1              227.8
Investment in and advances to affiliates................................................             192.6               79.4
Net investment in held for sale assets..................................................              40.6                ---
Other...................................................................................             110.2               12.1
                                                                                                  --------        -----------
Total assets............................................................................          $4,117.9        $   1,400.5
                                                                                                  ========        ===========
                                   LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable....................................................................          $  113.0        $      67.4
    Accrued salaries....................................................................              76.5               31.8
    Current portion of long-term debt...................................................              14.0                9.0
    Other current liabilities...........................................................             111.3               28.1
                                                                                                  --------        -----------
                                                                                                     314.8              136.3
Long-term debt..........................................................................           1,870.7              581.7
Other liabilities.......................................................................              59.6                9.6
Deferred taxes..........................................................................              79.7               49.2
Minority interests in equity of consolidated entities...................................             112.2               50.0
Stockholders' equity:
    Common stock .01 par value: 120,000,000 shares authorized,  71,166,229 and
      34,783,816 shares issued and outstanding at June 30, 2001 and December 31, 2000,
      respectively......................................................................               0.7                0.4
    Additional paid-in capital..........................................................           1,778.0              659.3
    Unearned ESOP compensation and stockholder notes receivable.........................             (35.0)             (36.7)
    Accumulated deficit.................................................................             (62.8)             (49.3)
                                                                                                  --------        -----------
    Total stockholders' equity..........................................................           1,680.9              573.7
                                                                                                  --------        -----------
Total liabilities and stockholders' equity..............................................          $4,117.9        $   1,400.5
                                                                                                  ========        ===========

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the periods ended June 30, 2001 and 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                                  For the six
                                                                                                  months ended
                                                                                           ---------------------------
                                                                                              2001              2000
                                                                                           ---------          --------
Cash flows from operating activities
Net income (loss)................................................................          $   (13.5)           $  9.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Provision for doubtful accounts................................................              105.4              49.7
  Depreciation and amortization..................................................               67.1              41.2
  ESOP expense...................................................................                4.4               2.7
  Minority interests.............................................................                4.0               4.4
  Equity in (earnings) loss of affiliates........................................               (3.4)              0.4
  Non-cash stock option expense..................................................                5.5               ---
  Deferred income taxes..........................................................               10.1               9.3
  Gain on sale of assets.........................................................               (0.4)             (4.4)
  Impairment of long-lived assets................................................                ---               0.9
  Extraordinary loss, net of tax benefit.........................................                2.4               ---
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..........................................................              (72.2)            (40.3)
    Inventories and other assets.................................................                3.9              (7.5)
    Accounts payable and other current liabilities...............................                2.3             (38.9)
    Other........................................................................               (1.4)              5.0
                                                                                           ---------            ------
Net cash provided by operating activities........................................              114.2              31.6

Cash flows from investing activities
  Purchases of property and equipment............................................              (67.6)            (35.7)
  Payments for acquisitions, net of cash acquired................................           (1,339.3)              ---
  Proceeds received on sale of assets............................................               52.5               4.0
  Investment in and advances to affiliates.......................................                6.2              27.5
  Investment in restricted cash..................................................               (5.7)              ---
  Other..........................................................................                3.2              (3.8)
                                                                                           ---------            ------
Net cash used in investing activities............................................           (1,350.7)             (8.0)

Cash flows from financing activities
  Payments of long-term debt.....................................................             (390.2)            (11.6)
  Proceeds from long-term debt...................................................            1,680.0               ---
  Payment of debt issue cost.....................................................              (47.4)              ---
  Proceeds from issuance of common stock.........................................                9.9               3.0
  Distributions to minority partners.............................................               (3.2)             (4.2)
                                                                                           ---------            ------
 Net cash provided by (used in) financing activities.............................            1,249.1             (12.8)
                                                                                           ---------            ------

Change in cash and cash equivalents..............................................               12.6              10.8
Cash and cash equivalents at beginning of period.................................                6.7              70.9
                                                                                           ---------            ------
Cash and cash equivalents at end of period.......................................          $    19.3            $ 81.7
                                                                                           =========            ======

Interest payments................................................................          $    32.5            $ 29.1
Income tax payments..............................................................          $     0.4            $   --

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. ("Triad"). In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Triad's Form 10-K.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE 2--ACQUISITIONS

     On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations, including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of stockholders. Under the terms of the merger, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The preliminary purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price calculation is summarized below (in millions, except for share amount):

     Shares issued.........................................  35,786,380
     Average stock price................................... $     29.89
                                                            -----------
                                                            $   1,069.7
     Cash paid to Quorum shareholders......................       305.0
     Fair value of converted options.......................        31.4
     Quorum indebtedness paid at closing...................       856.5
     Direct merger costs and other.........................        35.1
     Quorum government investigation settlement paid.......        88.7
                                                            -----------
                                                            $   2,386.4
                                                            ===========

     The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad's results of operations beginning May 1, 2001. The purchase price will be allocated to assets acquired and liabilities assumed based on estimated fair values. Triad is in the process of obtaining independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. Triad is also reviewing and determining the fair value of other assets and liabilities assumed. Therefore, the allocation of the purchase price is subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 2--ACQUISITIONS (continued)

     Working capital....................................... $  249.4
     Property and equipment................................    951.3
     Other assets..........................................    224.1
     Net investment in held for sale assets................     86.8
     Long-term debt........................................     (2.9)
     Other non-current liabilities.........................    (81.5)
     Minority interests....................................    (60.3)
     Purchase price in excess of net assets acquired.......   1,019.5
                                                             --------
                                                             $2,386.4
                                                             ========

The purchase price in excess of net assets acquired (included in "Intangible assets" on the Condensed Consolidated Balance Sheets) is being amortized on a straight-line basis over 30 years. The amortization was $5.2 million in the three months ended June 30, 2001.

     On May 2, 2001, Triad sold two of the acute care hospitals acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The preliminary purchase price allocated to these assets is equal to the estimated sales prices of the hospitals plus the anticipated cash flows for the estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. The net assets of these hospitals are recorded as "Net investment in held for sale assets" on the Condensed Consolidated Balance Sheets. It is anticipated that the sales will be completed by December 31, 2001. On August 7, 2001, Triad sold to an affiliate of one of Triad's board of directors one of the two hospitals for $19.0 million plus assumption of liabilities. The results of operations of these entities are not included in Triad's results of operations. The pre-tax income from continuing operations for these hospitals, the associated interest expense excluded and cash flows during the three months ended June 30, 2001 were not significant.

     Subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

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

     The acquisition of SouthCrest Hospital was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations have been included in Triad's consolidated results of operations since January 1, 2001. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

     Working capital............   $ 5.5
     Property and equipment.....    86.4
     Minority interests.........    (0.9)
                                   -----
     Purchase price allocation..   $91.0
                                   =====

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 2--ACQUISITIONS (continued)

     The purchase price consists of the $44.6 million in cash paid plus $46.4 million equity investment Triad had recorded prior to the acquisition.

     The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisitions discussed previously had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisitions, adjusted to include the pro forma effect of the acquisitions. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                  For the six months
                                                    ended June 30,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------
     Revenues.................................   $1,640.7    $1,540.1
     Net income (loss)........................   $  (22.2)   $   19.3
     Net income (loss) per share:
         Basic................................   $  (0.32)   $   0.29
         Diluted..............................   $  (0.32)   $   0.28


NOTE 3--SALES AND CLOSURES

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of June 30, 2001, the carrying value of this facility was $5.2 million. For the three and six months ended June 30, 2000, this facility had net revenues of $0.1 million, and $1.9 million, respectively, and pre-tax losses before impairment charges and income tax benefit of $0.4 million, and $3.6 million, respectively.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations, which have subsequently been completed, to cancel one of its physician management contracts. Accordingly, the carrying value of the long-lived assets related to this entity of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three and six months ended June 30, 2000, this entity contributed revenues of $0.8 million and $1.7 million, respectively, and losses before impairment charges and income taxes of $0.8 million and $1.6 million, respectively.

NOTE 5--LONG-TERM DEBT

     As part of the merger with Quorum (See NOTE 2), Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consists of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $55.0 million was outstanding at June 30, 2001, that presently bears interest at LIBOR plus 3.0% (ranging from

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 5--LONG-TERM DEBT (continued)

6.76% to 7.13% at June 30, 2001). The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007.

     Triad repaid $45.6 million on the Asset Sale term loan on May 4, 2001 from the proceeds received on the facility sale described in NOTE 2. Subsequent to June 30, 2001, Triad repaid an additional $25.3 million on the Asset Sale term loan.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

     In connection with the debt financing, Triad incurred $47.4 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

     As a result of the debt refinancing, an extraordinary loss of $2.4 million was incurred during the three months ended June 30, 2001 from the write-off of $3.9 million of associated debt issue costs, net of a tax benefit of $1.5 million.

     Triad's senior subordinated notes and senior notes are guaranteed by all wholly owned operating subsidiaries of Triad (the "Subsidiary Guarantors"). Triad Hospitals Holdings, Inc. was the primary obligor on the senior subordinated notes until the merger with Quorum. As part of the merger (see
NOTE 2) and related financing transactions, Triad Hospitals Holdings, Inc. was merged into Triad and all of its existing debt was assumed by Triad. The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad's non-wholly owned operating subsidiaries do not guarantee the notes (the "Non-Guarantor Subsidiaries").

     Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 5--LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Operations
                   For the three months ended June 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                       Non-
                                                    Triad           Guarantor       Guarantor
                                               Hospitals, Inc.     Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                               ----------------   --------------   ------------  -------------  -------------
Revenues...................................... $           ---    $        557.7   $       87.2  $       (1.7)  $      643.2

Salaries and benefits.........................             5.3             241.7           41.7           ---          288.7
Supplies......................................             ---              88.1           12.9           ---          101.0
Other operating expenses......................             ---             107.0           15.5           ---          122.5
Provision for doubtful accounts...............             ---              63.6            5.6           ---           69.2
Depreciation..................................             ---              32.5            3.9           ---           36.4
Amortization..................................             ---               6.9            0.4           ---            7.3
Interest expense allocated....................             ---               ---            1.3          (1.3)           ---
Interest expense, net.........................            35.1              (2.2)           ---           ---           32.9
ESOP expense..................................             2.1               ---            ---           ---            2.1
Management fees...............................             ---               ---            0.4          (0.4)           ---
Gain on sale of assets........................             ---               ---            ---           ---            ---
Impairment of long-lived assets...............             ---               ---            ---           ---            ---
                                               ---------------    --------------   ------------  ------------   ------------
Total operating expenses......................            42.5             537.6           81.7          (1.7)         660.1
                                               ---------------    --------------   ------------  ------------   ------------

Income (loss) from continuing operations
  before minority interest, equity in
  earnings and income tax provision...........           (42.5)             20.1            5.5           ---          (16.9)
Minority interests............................             ---              (3.0)           0.7           ---           (2.3)
Equity in earnings of affiliates..............            26.3               9.2            ---         (32.5)           3.0
                                               ---------------    --------------   ------------  ------------   ------------

Income (loss) from continuing
  operations before income
  tax provision...............................           (16.2)             26.3            6.2         (32.5)         (16.2)

Income tax provision..........................            (2.7)              ---            ---           ---           (2.7)
                                               ---------------    --------------   ------------  ------------   ------------

Income (loss) from continuing operations......           (18.9)             26.3            6.2         (32.5)         (18.9)
Extraordinary loss on retirement of debt,
  net of tax..................................            (2.4)              ---            ---           ---           (2.4)
                                               ---------------    --------------   ------------  ------------   ------------
Net income (loss)............................. $         (21.3)   $         26.3   $        6.2  $      (32.5)  $     (21.3)
                                               ===============    ==============   ============  ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 5--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                    For the three months ended June 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                       Non-
                                                    Triad           Guarantor       Guarantor
                                                Hospitals, Inc.     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                ----------------   --------------  ------------  -------------  -------------
Revenues......................................  $          ---     $       287.9   $       14.8  $       (0.2)  $     302.5

Salaries and benefits.........................             0.3             120.4            3.7           ---         124.4
Supplies......................................             ---              41.9            3.4           ---          45.3
Other operating expenses......................             ---              63.7            2.1           ---          65.8
Provision for doubtful accounts...............             ---              24.8            0.3           ---          25.1
Depreciation..................................             ---              18.0            0.7           ---          18.7
Amortization..................................             ---               1.6            0.1           ---           1.7
Interest expense allocated....................             ---               ---            ---           ---           ---
Interest expense, net.........................            15.1              (1.5)           ---           ---          13.6
ESOP expense..................................             1.5               ---            ---           ---           1.5
Management fees...............................             ---               ---            0.2          (0.2)          ---
Gain on sale of assets........................             ---              (0.2)           ---           ---          (0.2)
Impairment of long-lived assets...............             ---               ---            ---           ---           ---
                                               ---------------    --------------   ------------  ------------   ------------
Total operating expenses......................            16.9             268.7           10.5          (0.2)        295.9
                                               ---------------    --------------   ------------  ------------   ------------

Income (loss) from continuing operations
 before minority interest, equity in
 earnings and income tax provision............           (16.9)             19.2            4.3           ---           6.6
Minority interests............................             ---              (2.1)           ---           ---          (2.1)
Equity in earnings (loss) of affiliates.......            20.6               3.5            ---         (24.9)         (0.8)
                                               ---------------    --------------   ------------  ------------   ------------

Income from continuing operations
  before income tax provision.................             3.7              20.6            4.3         (24.9)          3.7

Income tax provision..........................            (2.6)              ---            ---           ---          (2.6)
                                               ---------------    --------------   ------------  ------------   ------------

Net income.................................... $           1.1    $         20.6   $        4.3  $      (24.9)  $       1.1
                                               ===============    ==============   ============  ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                    For the six months ended June 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                           Non-
                                                          Triad           Guarantor      Guarantor
                                                      Hospitals, Inc.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ----------------   ------------   ------------   ------------   ------------
Revenues............................................  $           ---    $      906.8   $      104.1   $       (1.9)  $    1,009.0

Salaries and benefits...............................              5.6           380.6           46.4            ---          432.6
Supplies............................................              ---           140.9           17.1            ---          158.0
Other operating expenses............................              ---           174.8           18.3            ---          193.1
Provision for doubtful accounts.....................              ---            99.4            6.0            ---          105.4
Depreciation........................................              ---            53.1            4.7            ---           57.8
Amortization........................................              ---             8.7            0.6            ---            9.3
Interest expense allocated..........................              ---             ---            1.3           (1.3)           ---
Interest expense, net...............................             51.9            (2.7)           ---            ---           49.2
ESOP expense........................................              4.4             ---            ---            ---            4.4
Management fees.....................................              ---             ---            0.6           (0.6)           ---
Gain on sale of assets..............................              ---            (0.4)           ---            ---           (0.4)
Impairment of long-lived assets.....................              ---             ---            ---            ---            ---
                                                      ----------------   ------------   ------------   ------------   ------------
Total operating expenses............................             61.9           854.4           95.0           (1.9)       1,009.4
                                                      ----------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations before
  minority interest, equity in earnings and
  income tax provision..............................            (61.9)           52.4            9.1            ---           (0.4)
Minority interests..................................              ---            (4.7)           0.7            ---           (4.0)
Equity in earnings of affiliates....................             60.9            13.1            ---          (70.6)           3.4
                                                      ----------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations before
  income tax provision..............................             (1.0)           60.8            9.8          (70.6)          (1.0)

Income tax provision................................            (10.1)            ---            ---            ---          (10.1)
                                                      ----------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations............            (11.1)           60.8            9.8          (70.6)         (11.1)
Extraordinary loss on retirement of debt,
  net of tax........................................             (2.4)            ---            ---            ---           (2.4)
                                                      ----------------   ------------   ------------   ------------   ------------
Net income (loss)...................................  $         (13.5)   $       60.8   $        9.8   $      (70.6)  $      (13.5)
                                                      ================   ============   ============   ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Operations
                    For the six months ended June 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                           Non-
                                                          Triad         Guarantor        Guarantor
                                                     Hospitals, Inc.    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                     ----------------   -------------   ------------   ------------   ------------
Revenues...........................................  $           ---    $       585.1   $       29.3   $       (0.3)  $      614.1

Salaries and benefits..............................              0.3            243.4            7.1            ---          250.8
Supplies...........................................              ---             85.5            6.7            ---           92.2
Other operating expenses...........................              ---            125.0            4.3            ---          129.3
Provision for doubtful accounts....................              ---             49.0            0.7            ---           49.7
Depreciation.......................................              ---             36.4            1.4            ---           37.8
Amortization.......................................              ---              3.2            0.2            ---            3.4
Interest expense allocated.........................              ---              ---            ---            ---            ---
Interest expense, net..............................             30.9             (2.4)           ---            ---           28.5
ESOP expense.......................................              2.7              ---            ---            ---            2.7
Management fees....................................              ---              ---            0.3           (0.3)           ---
Gain on sale of assets.............................              ---             (4.4)           ---            ---           (4.4)
Impairment of long-lived assets....................              ---              0.9            ---            ---            0.9
                                                     ----------------   -------------   ------------   ------------   ------------
Total operating expenses...........................             33.9            536.6           20.7           (0.3)         590.9
                                                     ----------------   -------------   ------------   ------------   ------------

Income (loss) from continuing operations
  before minority interest, equity in
  earnings and income tax provision................            (33.9)            48.5            8.6            ---           23.2
Minority interests.................................              ---             (4.3)          (0.1)           ---           (4.4)
Equity in earnings (loss) of affiliates............             52.3              8.1            ---          (60.8)          (0.4)
                                                     ----------------   -------------   ------------   ------------   ------------

Income from continuing operations before income
  tax provision....................................             18.4             52.3            8.5          (60.8)          18.4

Income tax provision...............................             (9.3)             ---            ---            ---           (9.3)
                                                     ----------------   -------------   ------------   ------------   ------------

Net income.........................................  $            9.1   $        52.3   $        8.5   $      (60.8)  $        9.1
                                                     ================   =============   ============   ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                                 June 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
                          Assets
Current assets
    Cash and cash equivalents.......................  $           ---   $       22.2   $       (2.9)  $              $       19.3
    Restricted cash.................................              5.7            ---            ---            ---            5.7
    Accounts receivable, net........................              ---          380.5           87.6            ---          468.1
    Other current assets............................             42.9          190.2           18.2            ---          251.3
                                                      ---------------   ------------   ------------   ------------   ------------
Total current assets................................             48.6          592.9          102.9            ---          744.4

Net property and equipment, at cost.................              ---        1,549.1          243.9            ---        1,793.0

Due from affiliates.................................            572.4            ---            ---         (572.4)           ---
Intangible assets...................................              ---        1,188.8           48.3            ---        1,237.1
Investments in subsidiaries.........................          3,035.7          446.0            ---       (3,289.1)         192.6
Net investment in held for sale assets..............              ---            ---           40.6            ---           40.6
Other assets........................................              ---          105.2            5.0            ---          110.2
                                                      ---------------   ------------   ------------   ------------   ------------

Total assets........................................  $       3,656.7   $    3,882.0   $      440.7   $   (3,861.5)  $    4,117.9
                                                      ===============   ============   ============   ============   ============
             Liabilities and Equity
Current liabilities.................................  $          31.4   $      248.1   $       35.3   $        ---   $      314.8
Due to affiliates...................................              ---          472.3          100.1         (572.4)           ---
Long-term debt......................................          1,864.7            5.8            0.2            ---        1,870.7
Deferred taxes and other liabilities................             79.7           59.6            ---            ---          139.3
Minority interests in equity of
    consolidated entities...........................              ---           60.5           51.7            ---          112.2
Equity..............................................          1,680.9        3,035.7          253.4       (3,289.1)       1,680.9
                                                      ---------------   ------------   ------------   ------------   ------------
Total liabilities and equity........................  $       3,656.7   $    3,882.0   $      440.7   $   (3,861.5)  $    4,117.9
                                                      ===============   ============   ============   ============   ============

                    Condensed Consolidating Balance Sheets
                               December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
                            Assets
Current assets
   Cash and cash equivalents........................  $           ---   $        6.4   $        0.3   $        ---   $        6.7
   Accounts receivable, net.........................              ---          162.5            8.6            ---          171.1
   Other current assets.............................             41.9          106.9            1.6            ---          150.4
                                                      ---------------   ------------   ------------   ------------   ------------
Total current assets................................             41.9          275.8           10.5            ---          328.2

Net property and equipment, at cost.................              ---          738.3           14.7            ---          753.0

Investments in subsidiaries.........................          1,326.7          136.2            ---       (1,383.5)          79.4
Due from affiliates.................................              ---          137.1           23.2         (160.3)           ---
Other assets........................................              4.7          223.0           12.2            ---          239.9
                                                      ---------------   ------------   ------------   ------------   ------------

Total assets........................................  $       1,373.3   $    1,510.4   $       60.6   $   (1,543.8)  $    1,400.5
                                                      ===============   ============   ============   ============   ============
               Liabilities and Equity
Current liabilities.................................  $          13.4   $      121.3   $        1.6   $        ---   $      136.3
Due to affiliates...................................            160.3            ---            ---         (160.3)           ---
Long-term debt......................................            576.7            5.0            ---            ---          581.7
Deferred taxes and other liabilities................             49.2            7.4            2.2            ---           58.8
Minority interests in equity of
   consolidated entities............................              ---           50.0            ---            ---           50.0
Equity..............................................            573.7        1,326.7           56.8       (1,383.5)         573.7
                                                      ---------------   ------------   ------------   ------------   ------------

Total liabilities and equity........................  $       1,373.3   $    1,510.4   $       60.6   $   (1,543.8)  $    1,400.5
                                                      ===============   ============   ============   ============   ============

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

               Condensed Consolidating Statements of Cash Flows
                    For the six months ended June 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities........................................  $         (38.0)  $      150.8   $        1.4   $       ---    $      114.2
Cash flows from investing activities
    Purchases of property and equipment.............              ---          (51.9)         (15.7)           ---          (67.6)
    Payments for acquisitions.......................         (1,295.4)         (43.9)           ---            ---       (1,339.3)
    Proceeds received on sale of assets.............              ---           52.5            ---            ---           52.5
    Investment in and advances to affiliates........             32.7          (22.6)          (3.9)           ---            6.2
    Investment in restricted cash...................             (5.7)           ---            ---            ---           (5.7)
    Other...........................................              ---            3.2            ---            ---            3.2
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash used in investing activities...............         (1,268.4)         (62.7)         (19.6)           ---       (1,350.7)
Cash flows from financing activities
    Payments of long-term debt......................           (387.8)          (2.4)           ---            ---         (390.2)
    Proceeds from issuance of long-term debt........          1,680.0            ---            ---            ---        1,680.0
    Payment of debt issue costs.....................            (47.4)           ---            ---            ---          (47.4)
    Proceeds from issuance of common stock..........              9.9            ---            ---            ---            9.9
    Distributions to minority partners..............              ---           (2.9)          (0.3)           ---           (3.2)
    Net change in due to (from) affiliate...........             51.7          (67.0)          15.3            ---            ---
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
  activities........................................          1,306.4          (72.3)          15.0            ---        1,249.1
                                                      ---------------   ------------   ------------   ------------   ------------
Change in cash and cash equivalents.................              ---           15.8           (3.2)           ---           12.6
Cash and cash equivalents at beginning of period....              ---            6.4            0.3            ---            6.7
                                                      ---------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period..........  $           ---   $       22.2   $       (2.9)  $        ---   $       19.3
                                                      ===============   ============   ============   ============   ============

               Condensed Consolidating Statements of Cash Flows
                    For the six months ended June 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
  activities......................................    $         (29.9)  $       50.3   $       11.2   $        ---   $       31.6
Cash flows from investing activities
   Purchases of property and equipment............                ---          (35.1)          (0.6)           ---          (35.7)
   Proceeds received on sale of assets............                ---            4.0            ---            ---            4.0
   Investment in and advances to affiliates.......               (1.1)          36.5           (7.9)           ---           27.5
   Other..........................................                0.4           (4.2)           ---            ---           (3.8)
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing
  activities......................................               (0.7)           1.2           (8.5)           ---           (8.0)
Cash flows from financing activities
    Payments of long-term debt....................              (11.0)          (0.6)           ---            ---          (11.6)
    Proceeds from issuance of common stock........                3.0            ---            ---            ---            3.0
    Distributions to minority partners............                ---           (4.2)           ---            ---           (4.2)
    Net change in due to (from) affiliate.........               38.6          (35.8)          (2.8)           ---            ---
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
  activities......................................               30.6          (40.6)          (2.8)           ---          (12.8)
                                                      ---------------   ------------   ------------   ------------   ------------
Change in cash and cash equivalents...............                ---           10.9           (0.1)           ---           10.8
Cash and cash equivalents at beginning of period..                ---           70.8            0.1            ---           70.9
                                                      ---------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period........    $           ---   $       81.7   $        ---   $        ---   $       81.7
                                                      ===============   ============   ============   ============   ============

NOTE 6--STOCK BENEFIT PLANS

     During the six months ended June 30, 2001, 91,176 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and the Employee Stock Purchase Plan. Triad received proceeds of $2.0 million on these issuances. Additionally during the six months ended June 30, 2001, 504,857 stock options were exercised for proceeds of $7.9 million.

     The merger of Triad and Quorum (See NOTE 2) constituted a "change of control" under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad Management Stock Purchase Plan, the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of certain stock options in connection with the merger. The waivers ended June 29, 2001. In addition, restrictions lapsed on shares of Triad restricted common stock held by Triad executive officers and these shares became fully

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 6--STOCK BENEFIT PLANS (continued)

vested and transferable and no longer are subject to forfeiture. As a result of the above referenced vesting, Triad recorded non-cash stock option expense of $3.8 million during the three months ended June 30, 2001.

     On April 26, 2001, shareholders approved an amendment to the 1999 Long-Term Incentive Plan increasing the number of shares available to 14,000,000. On April 27, 2001, 2,713,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. On June 21, 2001, 102,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. All options become exercisable over a four-year period and expire ten years from date of grant.

     On May 29, 2001, shareholders approved an amendment to the Outside Directors Stock and Incentive Compensation Plan increasing the numbers of shares available to 400,000. On May 29, 2001, 220,000 stock options were granted under this plan with an exercise price equal to the market price at the date of grant. The options become exercisable over a four-year period and expire ten years from date of grant.

     As anticipated at the time of the spin-off from HCA, Inc. ("HCA") on May 11, 1999, Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000 subject to approval by the Internal Revenue Service (the "IRS"). The exercise price of these stock options is equal to the market price on the grant date. The stock options become immediately exercisable upon receipt of the IRS approval and expire 10 years from that date. Triad waived the IRS approval provision on June 27, 2001. Non-cash stock option expense of $1.4 million was recorded under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" using the fair value of these options. Since the options are immediately exercisable, no additional non-cash stock option expense will be recorded.

NOTE 7--INCOME (LOSS) PER SHARE

     Basic weighted average shares outstanding is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 9,765,895 as of June 30, 2001 were not included for diluted loss per share calculations in the three and six months ended June 30, 2001 since the impact is antidilutive. Weighted average shares for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                          For the three months ended                For the six months ended
                                                         ----------------------------             ----------------------------
                                                            2001              2000                   2001              2000
                                                         ----------        ----------             ----------        ----------
Weighted average shares exclusive of
 unreleased ESOP shares.........................         58,187,906        31,354,670             45,375,006        31,328,514
Weighted average of ESOP shares committed to
be released.....................................            112,500           112,500                 75,000            75,000
                                                         ----------        ----------             ----------        ----------

Basic weighted average shares outstanding.......         58,300,406        31,467,170             45,450,006        31,403,514

Effect of dilutive securities - employee stock
options.........................................                ---         2,213,249                    ---         1,729,561
                                                         ----------        ----------             ----------        ----------
Diluted weighted average shares outstanding.....         58,300,406        33,680,419             45,450,006        33,133,075
                                                         ==========        ==========             ==========        ==========

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 8--SEGMENT AND GEOGRAPHIC INFORMATION

     In connection with the merger with Quorum (See NOTE 2), Triad reorganized its segment information into four segments. The segment information for the prior periods has been restated to conform to the current segment structure. The hospital operations segment includes Triad's acute care hospitals that it intends to operate on an ongoing basis. The management services segment includes the newly acquired management services business, which provides executive management services to smaller not-for-profit acute care hospitals. The ambulatory surgery center segment includes Triad's free standing ambulatory surgery centers. The sold and held for sale segment is comprised of acute care hospitals that Triad has sold or has designated as held for sale.

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

                                                                                          For the three months
                                                                                             ended June 30,
                                                                                            2001        2000
                                                                                          --------    --------
     Revenues:
     Hospital operations.......................................................           $  597.3    $  280.0
     Management services.......................................................               24.9         ---
     Ambulatory surgery centers................................................               15.9        13.0
     Sold and held for sale....................................................                ---         9.5
     Corporate and other.......................................................                5.1         ---
                                                                                          --------    --------
                                                                                          $  643.2    $  302.5
                                                                                          ========    ========

     EBITDA (a):
     Hospital operations.......................................................           $   69.9    $   39.8
     Management services.......................................................                5.4         ---
     Ambulatory surgery centers................................................                4.7         4.1
     Sold and held for sale....................................................               (0.2)        3.0
     Corporate and other.......................................................              (15.0)       (5.8)
                                                                                          --------    --------
                                                                                          $   64.8    $   41.1
                                                                                          ========    ========

                                                                                           For the six months
                                                                                             ended June 30,
                                                                                            2001        2000
                                                                                          --------    --------

     Revenues:
     Hospital operations.......................................................           $  944.1    $  564.8
     Management services.......................................................               24.9         ---
     Ambulatory surgery centers................................................               30.3        25.9
     Sold and held for sale....................................................                1.0        17.9
     Corporate and other.......................................................                8.7         5.5
                                                                                          --------    --------
                                                                                          $1,009.0    $  614.1
                                                                                          ========    ========

     EBITDA (a):
     Hospital operations.......................................................           $  126.4    $   90.8
     Management services.......................................................                5.4         ---
     Ambulatory surgery centers................................................                8.2         8.3
     Sold and held for sale....................................................                0.5        (0.2)
     Corporate and other.......................................................              (17.2)       (7.2)
                                                                                          --------    --------
                                                                                          $  123.3    $   91.7
                                                                                          ========    ========

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 8--SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                                     June 30,   December 31,
                                                       2001         2000
                                                     --------   -----------
     Assets:
     Hospital operations.........................    $3,593.6   $   1,192.0
     Management services.........................       188.4           ---
     Ambulatory surgery centers..................        68.0          53.6
     Sold and held for sale......................        56.0          18.1
     Corporate and other.........................       211.9         136.8
                                                     --------   -----------
                                                     $4,117.9   $   1,400.5
                                                     ========   ===========

EBITDA for hospital operations include equity in earnings (loss) of affiliates of $3.0 million and $(0.8) million in the three months ended June 30, 2001 and 2000, respectively, and $3.4 million and $(0.4) million in the six months ended June 30, 2001 and 2000, respectively.

(a) EBITDA is defined as income (loss) from continuing operations before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interest in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 9--CONTINGENCIES

Merger Litigation

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges, among other things, that Quorum's directors breached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price. Triad believes the claims asserted in the complaint are without merit.

     In April 2001, the parties negotiated a settlement that will result in the dismissal of the action. The settlement is subject to a number of conditions, including Court approval.

False Claims Act Litigation

     At a meeting in September 1998, Quorum learned from the government that the government would likely join in a lawsuit filed against Quorum under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Quorum subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." The government joined the case against Quorum in October 1998. The relator's lawsuit named Quorum, Quorum Health Resources, Inc. ("QHR") a subsidiary of Quorum, HCA and all hospitals that Quorum or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that Quorum knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

     The United States government elected to intervene in, or join, the lawsuit; on February 24, 1999, the government filed its own complaint in the case. The new complaint alleged that Quorum, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to Federal health care programs.

     The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as a result of company policy.

     On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, QHR and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid in April 2001. The settlement agreement also provides, on certain conditions, for a release of all hospitals currently or formerly managed by QHR electing to participate in the settlement.

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

Other Qui Tam Actions and Related Investigations

     In May 1998, Quorum was informed that it was a defendant in another qui tam action involving home health services provided by two of its owned hospitals and alleging that Quorum had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom Quorum fired in April 1996. The United States Attorney's Office allowed Quorum an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. Quorum cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews.

     On October 26, 2000, Quorum completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the Office of the Inspector General, which was terminated upon the effective date of the corporate integrity agreement entered into in connection with the False Claims Act litigation discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     As a result of its ongoing discussions with the government, prior to the merger, Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. As Quorum's successor, Triad is also a defendant in certain other qui tam complaints, in which the government has declined to intervene.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

     At this time Triad cannot take a position on how it will respond on these matters.

     Stockholder Class Action Regarding Securities Exchange Act of 1934. In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased Quorum's common stock from October 25, 1995 through October 21, 1998, except for Quorum's insiders and their immediate families. The consolidated complaint names Quorum, several of Quorum's former officers, and one of Quorum's former outside directors, as defendants.

     The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that Quorum materially inflated Quorum's net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, Quorum filed a motion to dismiss the complaint. On November 13, 2000, the judge denied Quorum's motion to dismiss the complaint against Quorum and James E. Dalton, Jr., Quorum's former President/CEO. The judge granted Quorum's motion to dismiss as to all other defendants. The judge has heard oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss and on April 19, 2001 granted Mr. Dalton's motion to dismiss. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

     At this time, Triad cannot predict the final effect or outcome of any of the ongoing investigations, settlement negotiations or the class or qui tam actions. If Quorum's hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad's results or operations or financial position.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, and results of operations or prospects.

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar year ended December 31, 1999, the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through 2000 and the partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The IRS has proposed adjustments with respect to the fiscal years ended June 30, 1997 and 1998 but, to date, has not proposed adjustments with respect to any other years. The most significant adjustments proposed involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property, plant and equipment and related depreciable lives, income recognition related to estimated cost report settlements and the loss calculation on a taxable liquidation of a subsidiary. Triad will protest both on behalf of itself and as successor-in-interest to Quorum and on behalf of the joint ventures substantially all of the proposed adjustments through the appeals process of the IRS.

     In the opinion of management, the ultimate outcome of the IRS examinations currently under way will not have a material effect on Triad's results of operations or financial position.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

HCA Litigation and Investigations

     In connection with the spin-off, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described below. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described below.

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

     HCA is a defendant in several qui tam actions on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints in those suits in which the government has intervened. Of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

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

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration), a United States government agency that runs the Medicare and Medicaid programs, that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

                             TRIAD HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 9--CONTINGENCIES (continued)

     HCA has agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

     Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

     HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, and results of operations or prospects.

     Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, and results of operations or prospects in future periods.

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

NOTE 10--RECENT ACCOUNTING PRONOUNCEMENTS

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill amortization was $7.3 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively, and $9.3 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively.

                         Part I: Financial Information
    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

     On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of stockholders. Under the terms of the agreement, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The preliminary purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price was approximately $2.4 billion.

     On May 2, 2001, Triad sold two of the acute care hospitals acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The preliminary purchase price allocation of these assets is equal to the estimated sales prices of the hospitals plus the anticipated cash flows for their estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. The results of operations of these entities are not included in Triad's results of operations.

     Subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

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

     The above described events significantly affect the comparability of the results of operations for the three and six months ending June 30, 2001 to the three and six months ending June 30, 2000.

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

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     . changes in Federal, state or local regulations affecting the health care industry,
     . the possible enactment of Federal or state health care reform, . the ability to attract and retain qualified management and personnel, including physicians,
     . the ability to integrate effectively Triad's and Quorum's information systems, operations and personnel in a timely and efficient manner, . the departure of key executive officers from Triad, . claims and legal actions relating to professional liabilities and other matters,
     . fluctuations in the market value of Triad's common stock, . changes in accounting principles,
     . changes in general economic conditions, . future divestitures which may result in additional charges, . the ability to enter into managed care provider arrangements on acceptable terms,
     . the availability and terms of capital to fund the expansion of Triad's business,
     . changes in business strategy or development plans, . timeliness of reimbursement payments received under government programs, . potential adverse impact of known and unknown government investigations
       and
     . other risk factors.

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

RESULTS OF OPERATIONS

     Revenue/Volume Trends

     As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. Triad also acquired the remaining 50% interest in one of its joint ventures effective January 1, 2001 and two hospitals in the fourth quarter of 2000. The acquisitions contributed net revenue of $327.9 million and $371.8 million in the three and six months ended June 30, 2001, respectively.

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and were further mitigated by the Benefits Improvement Protection Act of 2000 ("BIPA"). Additional reimbursement from BIPA was approximately $5.0 million in the six months ended June 30, 2001 and Triad anticipates receiving approximately $8.0 million to $12.0 million in additional reimbursement during the remainder of 2001. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being impacted.

     Triad's revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. The Balanced Budget Act contained provisions requiring a prospective payment system (PPS) to be implemented for

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

outpatient hospital services. Outpatient PPS was implemented on August 1, 2000, and the effect reduced reimbursement rates for outpatient services in 2001 compared to 2000. Outpatient revenues were 46.7% of patient revenues for both of the three months ended June 30, 2001 and 2000, respectively, and 44.8% and 45.6% of patient revenues for the six months ended June 30, 2001 and 2000, respectively.

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

     In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $26.8 million as of June 30, 2001.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Operating Results Summary

     The following is a summary of operating results for the three and six months ended June 30, 2001 and 2000 (dollars in millions, except per share amounts and ratios):


                                                      For the three months ended                 For the six months ended
                                                      --------------------------                 ------------------------
                                               2001                  2000                  2001                  2000
                                              ------                ------                ------                ------
                                         Amount   Percentage    Amount   Percentage    Amount   Percentage   Amount   Percentage
                                         ------   ----------    ------   ----------    ------   ----------   ------   ----------
Revenues.............................. $  643.2        100.0   $  302.5       100.0   $  1,009.0     100.0   $  614.1      100.0

Salaries and benefits.................    288.7         44.9      124.4        41.1        432.6      42.9      250.8       40.8
Supplies..............................    101.0         15.7       45.3        15.0        158.0      15.7       92.2       15.0
Other operating expenses..............    122.5         19.0       65.8        21.7        193.1      19.1      129.3       21.1
Provision for doubtful accounts.......     69.2         10.8       25.1         8.3        105.4      10.4       49.7        8.1
Depreciation and amortization.........     43.7          6.8       20.4         6.8         67.1       6.6       41.2        6.8
Interest expense, net.................     32.9          5.1       13.6         4.5         49.2       4.9       28.5        4.6
ESOP expense..........................      2.1          0.3        1.5         0.5          4.4       0.4        2.7        0.4
Gain on sale of assets................      ---          ---       (0.2)       (0.1)        (0.4)      ---       (4.4)      (0.7)
Impairment of long-lived assets.......      ---          ---        ---         ---          ---       ---        0.9        0.1
                                       --------       ------   --------      ------   ----------   -------   --------     ------
                                          660.1        102.6      295.9        97.8      1,009.4     100.0      590.9       96.2
                                       --------       ------   --------      ------   ----------   -------   --------     ------
Income (loss) from continuing
    operations before minority
    interests, equity in earnings
    and income tax provision..........    (16.9)        (2.6)       6.6         2.2         (0.4)      ---       23.2        3.8
Minority interests in earnings of
    consolidated entities.............     (2.3)        (0.4)      (2.1)       (0.7)        (4.0)     (0.4)      (4.4)      (0.7)
Equity in earnings (loss) of
    affiliates........................      3.0          0.5       (0.8)       (0.3)         3.4       0.3       (0.4)      (0.1)
                                       --------       ------   --------      ------   ----------   -------   --------     ------
Income (loss) from continuing
    operations before income tax
    provision.........................    (16.2)        (2.5)       3.7         1.2         (1.0)     (0.1)      18.4        3.0
Income tax provision..................     (2.7)        (0.4)      (2.6)       (0.8)       (10.1)     (1.0)      (9.3)      (1.5)
                                       --------       ------   --------      ------   ----------   -------   --------     ------

Income (loss) from continuing
    operations........................ $  (18.9)        (2.9)  $    1.1         0.4   $    (11.1)     (1.1)  $    9.1        1.5
                                       ========       ======   ========      ======   ==========   =======   ========     ======

Income (loss) from continuing
    operations per common share
  Basic............................... $  (0.32)               $   0.03               $    (0.24)            $   0.29
  Diluted............................. $  (0.32)               $   0.03               $    (0.24)            $   0.27
EBITDA (a)............................ $   64.8                $   41.1               $    123.3             $   91.7
Number of hospitals at end of
  period (b)
  Owned and managed...................       46                      25                       46                   25
  Joint ventures......................        1                       2                        1                    2
  Leased to others....................        2                       2                        2                    2
                                       --------                --------               ----------             --------
  Total...............................       49                      29                       49                   29
Licensed beds at end of period (c)....    7,592                   3,634                    7,592                3,634
Available beds at end of period (d)...    6,738                   3,188                    6,738                3,188
Admissions (e)
  Owned and managed...................   58,180                  30,748                   95,762               64,464
  Joint ventures......................    1,358                   2,634                    2,984                5,315
                                       --------                --------               ----------             --------
  Total...............................   59,538                  33,382                   98,696               69,779
Adjusted admissions (f)...............   98,834                  53,760                  160,393              110,120
Outpatient visits.....................  692,399                 306,445                1,051,111              640,577
Surgeries.............................   82,118                  53,121                  138,320              104,916
Average length of stay (g)............      4.8                     4.3                      4.6                  4.4
Outpatient revenue percentage.........     46.7%                   46.7%                    44.8%                45.6%
Inpatient revenue per admission....... $  5,487                $  5,059               $    5,488             $  4,999
Outpatient revenue per outpatient
    visit............................. $    404                $    445               $      406             $    422
Patient revenue per adjusted
    admission......................... $  6,063                $  5,429               $    5,936             $  5,379

(a) EBITDA is defined as income (loss) from continuing operations before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     a measure determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the average number of days an admitted patient stays in Triad's hospitals.

Three Months Ended June 30, 2001 and 2000

     Loss from continuing operations before income taxes was $16.2 million in the three months ended June 30, 2001 compared to income from continuing operations before income taxes of $3.7 million in the three months ended June 30, 2000. The change in pre-tax income (loss) was attributable to $26.3 million of pre-tax charges associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad discussed previously and an increase in interest expense of $19.3 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Triad incurred $3.8 million of non-cash stock option expense relating to stock option vesting acceleration that was due to the acquisition of Quorum and $1.4 million of non-cash stock option expense from options granted to a charitable foundation. During the three months ended June 30, 2000, Triad had pre-tax income of $3.1 million on facilities that were divested or closed during 2000 which was due primarily to favorable prior year cost report settlements and contractual estimates. Also, corporate overhead increased $2.8 million in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due primarily to additional staffing related to the merger. The decreases were offset by $30.3 million of pre-tax income from acquisitions, excluding the charges discussed above from the acquisition of Quorum. Pre-tax income from same facility operations increased $6.0 million, which included $2.4 million of unfavorable adjustments at one facility from write-offs of certain expenditures that were previously capitalized in the three months ended June 30, 2000. Same facility is defined as facilities that were owned and consolidated in both periods. Additionally, same facility equity in earnings improved $1.2 million primarily due to $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the three months ended June 30, 2000.

     Revenues increased to $643.2 million in the three months ended June 30, 2001 from $302.5 million in the three months ended June 30, 2000. Same facility revenues increased $29.0 million or 10.1% in the three months ended June 30, 2001 compared to June 30, 2000. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, same facility admissions increased 7.1%, adjusted admissions increased 5.5%, and revenue per adjusted admissions increased 4.4%. Outpatient visits increased 5.9%, outpatient revenue per visit remained relatively constant and surgeries increased 4.1%. Revenues for the three months ended June 30, 2000 included $4.7 million in favorable prior year cost report settlements and contractual estimate adjustments and $5.2 million in unfavorable changes in estimate for contractual discounts at one facility. Revenues for facilities acquired were $327.9 million in the three months ended June 30, 2001. Revenues for facilities acquired were reduced by $8.3 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad's. The acquired facilities had admissions of 27,008, adjusted admissions of 45,155, outpatient visits of 386,592 and surgeries of 30,641. The increase in revenues was partially offset by the facilities that were sold or closed. In the three months ended June 30, 2000, the sold or closed facilities had revenues of $16.2 million which included $3.1 million in favorable prior year cost report settlements and contractual estimates. The facilities that were sold or closed had admissions of 1,639, adjusted admissions of 2,885, outpatient visits of 17,746 and surgeries of 2,136 in the three months ended June 30, 2000.

     Salaries and benefits (which includes contract nursing), as a percentage of revenues, increased to 44.9% in the three months ended June 30, 2001 from 41.1% in the three months ended June 30, 2000. Same facility salaries

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

and benefits increased 2.5% as a percentage of revenue in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This was due primarily to non-cash stock option expense of $5.2 million in the three months ended June 30, 2001 and an increase in the number of full time equivalent employees in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This was partially offset by productivity increases. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 46.3% in the three months ended June 30, 2001. For the three months ended June 30, 2000, salaries and benefits for the facilities sold or closed were $6.9 million.

     Supplies increased as a percentage of revenues to 15.7% in the three months ended June 30, 2001 from 15.0% in the three months ended June 30, 2000. Same facility supplies increased 0.4% as a percentage of revenue in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This was due primarily to higher patient acuity and price increases. Additionally, Triad had unfavorable adjustments of $1.6 million at one facility from write-offs of certain expenditures that were previously capitalized in the three months ended June 30, 2000. Supplies for the acquired facilities, as a percentage of revenue, were 15.8% in the three months ended June 30, 2001. For the three months ended June 30, 2000, supplies for the facilities sold or closed were $2.0 million.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 19.0% in the three months ended June 30, 2001 compared to 21.7% in the three months ended June 30, 2000. Same facility other operating expenses decreased 1.1% as a percentage of revenue in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due primarily to the increase in revenues. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.4% in the three months ended June 30, 2001. For the three months ended June 30, 2000, other operating expenses for the facilities sold or closed were $3.5 million.

     Provision for doubtful accounts, as a percentage of revenues, increased to 10.8% in the three months ended June 30, 2001 compared to 8.3% in the three months ended June 30, 2000. Same facility provision for doubtful accounts remained relatively constant as a percentage of revenue in the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 12.8% in the three months ended June 30, 2001. As previously discussed, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad's. For the three months ended June 30, 2000, provision for doubtful accounts for the facilities sold or closed was $0.4 million.

     Depreciation and amortization remained relatively constant as a percentage of revenues at 6.8% in the three months ended June 30, 2001 and the three months ended June 30, 2000, respectively.

     Interest expense, which is offset by $0.3 million and $1.8 million of interest income in the three months ended June 30, 2001 and 2000, respectively, increased to $32.9 million in the three months ended June 30, 2001 from $13.6 million in the three months ended June 30, 2000 due to a decrease in interest income and additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition.

     Minority interests remained relatively constant in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Equity in earnings (loss) of affiliates increased to $3.0 million in the three months ended June 30, 2001 from $(0.8) million in the three months ended June 30, 2000. This was due primarily to the Quorum acquisitions and $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the three months ended June 30, 2000.

     Income tax provision was $2.7 million in the three months ended June 30, 2001 compared to $2.6 million in the three months ended June 30, 2000. As discussed previously, included in the income tax provision for the three months ended June 30, 2001 was $5.0 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes. Triad's effective tax rate is impacted by the effect of nondeductible goodwill amortization and ESOP expense. Triad incurred a pre-tax loss during the three months ended June 30, 2001, but an income tax provision was recorded due to items referenced above.

Six Months Ended June 30, 2001 and 2000

     Loss from continuing operations was $1.0 million in the six months ended June 30, 2001 compared to income from continuing operations of $18.4 million in the six months ended June 30, 2000. The change in pre-tax income (loss) was attributable primarily to $26.3 million of charges associated with coordinating Quorum's

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

accounting policies, practices and estimation processes with those of Triad discussed previously and an increase in interest expense of $20.7 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation. Corporate overhead increased $3.6 million in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due primarily to additional staffing related to the merger. Additionally, Triad recognized a $4.2 million gain on sale of a joint venture interest during the six months ended June 30, 2000. The decreases were offset by $35.0 million of pre-tax income from acquisitions, excluding the charges discussed above from the acquisition of Quorum. Pre-tax income from same facility operations increased $4.4 million which included $1.5 million of unfavorable adjustments at one facility from write-offs of certain expenditures that were previously capitalized in the six months ended June 30, 2000. Same facility equity in earnings increased $1.4 million due primarily to $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the six months ended June 30, 2000.

     Revenues increased to $1,009.0 million in the six months ended June 30, 2001 from $614.1 million in the six months ended June 30, 2000. Same facility revenues increased $53.9 million or 9.3% in the six months ended June 30, 2001 compared to June 30, 2000. For the six months ended June 30, 2001 compared to the six months ended June 30, 2000, same facility admissions increased 5.8%, adjusted admissions increased 4.5%, and revenues per adjusted admissions increased 4.7%. Outpatient visits increased 5.4%, outpatient revenue per visit remained relatively constant and surgeries increased 3.7%. Another factor in the increase in revenues was $3.7 million in favorable prior year cost report settlements during 2001. Revenues for the six months ended June 30, 2000 included $4.7 million in favorable prior year cost report settlements and contractual estimate adjustments and $5.2 million in unfavorable changes of estimate for contractual discounts at one facility. Revenues for facilities acquired were $371.8 million in the six months ended June 30, 2001. Revenues for facilities acquired were reduced by $8.3 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad's. The acquired facilities had admissions of 31,335, adjusted admissions of 51,783, outpatient visits of 417,531 and surgeries of 35,517. The increase in revenues was partially offset by the facilities that were sold or closed. In the six months ended June 30, 2000, the sold or closed facilities had revenues of $31.8 million, which included $3.1 million in favorable prior year cost report settlements and contractual estimates. The facilities that were sold or closed had admissions of 3,568, adjusted admissions of 6,182, outpatient visits of 39,250 and surgeries of 4,205 in the six months ended June 30, 2000.

     Salaries and benefits (which include contract nursing), as a percentage of revenues, increased to 42.9% in the six months ended June 30, 2001 from 40.8% in the six months ended June 30, 2000. Same facility salaries and benefits increased 1.6% as a percentage of revenue in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This was due primarily to $5.5 million in non-cash stock option expense in 2001 and a smaller favorable adjustment relating to Triad's retirement plan contributions of $1.3 million in 2001 compared to $2.8 million in 2000. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 44.8% in the six months ended June 30, 2001. For the six months ended June 30, 2000, salaries and benefits for the facilities sold or closed were $16.5 million, which included approximately $1.0 million of severance costs for one facility closed in February 2000.

     Supplies increased as a percentage of revenues to 15.7% in the six months ended June 30, 2001 from 15.0% in the six months ended June 30, 2000. Same facility supplies increased 0.3% as a percentage of revenue in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This was due primarily to higher patient acuity and price increases. Additionally, Triad had unfavorable adjustments of $1.1 million at one facility from write-off of certain expenditures that were previously capitalized in the six months ended June 30, 2000. Supplies for the acquired facilities, as a percentage of revenue, were 16.2% in the six months ended June 30, 2001. For the six months ended June 30, 2000, supplies for the facilities sold or closed were $4.2 million.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 19.1% in the six months ended June 30, 2001 compared to 21.1% in the six months ended June 30, 2000. Same facility other operating expenses decreased 0.8% as a percentage of revenue in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decrease was due primarily to the increase in revenues. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.6% in the six months ended June 30, 2001. For the six months ended June 30, 2000, other operating expenses for the facilities sold or closed were $8.0 million.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     Provision for doubtful accounts, as a percentage of revenues, increased to 10.4% in the six months ended June 30, 2001 compared to 8.1% in the six months ended June 30, 2000. Same facility provision for doubtful accounts increased 1.1% as a percentage of revenue in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This was due, in part, to an increase in emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 12.5% in the six months ended June 30, 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum's accounting policies, practices and estimation process with those of Triad's. For the six months ended June 30, 2000, provision for doubtful accounts for the facilities sold or closed was $1.7 million.

     Depreciation and amortization remained relatively constant as a percentage of revenues in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Interest expense, which is offset by $0.7 million and $2.9 million of interest income in the six months ended June 30, 2001 and 2000, respectively, increased to $49.2 million in the six months ended June 30, 2001 from $28.5 million in the six months ended June 30, 2000 due to a decrease in interest income and additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition.

     Gain on sale of assets was $4.4 million during the six months ended June 30, 2000 due primarily to the sale of Triad's partnership interest in a rehabilitation hospital.

     Impairments on long-lived assets were $0.9 million during the six months ended June 30, 2000. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract which was reduced to fair value, based on estimated disposal value.

     Minority interests decreased to $4.0 million in the six months ended June 30, 2001 from $4.4 million in the six months ended June 30, 2000 due to decreases in operations of one joint venture.

     Equity in earnings (loss) of affiliates increased to $3.4 million in the six months ended June 30, 2001 from $(0.4) million in the six months ended June 30, 2000, primarily due to the Quorum acquisition and $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the six months ended June 30, 2000.

     Income tax provision was $10.1 million in the six months ended June 30, 2001 compared to $9.3 million in the six months ended June 30, 2000. As discussed previously, included in the income tax provision for the six months ended June 30, 2001 was $5.0 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes. Triad's effective tax rate is impacted by the effect of nondeductible goodwill amortization and ESOP expense. Triad incurred a pre-tax loss during the six months ended June 30, 2001, but an income tax provision was recorded due to the items referenced above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $114.2 million in the six months ended June 30, 2001 compared to $31.6 million in the six months ended June 30, 2000. The increase was due to the acquisition of Quorum, improved same facility operations in 2001 compared to 2000 and a decrease in accounts payable and other current liabilities during the six months ended June 30, 2000 from payments made to HCA for capital expenditures funded by HCA in 1999.

     Cash used in investing activities was $1,350.7 million in the six months ended June 30, 2001 compared to $8.0 million in the six months ended June 30, 2000. This was due to $1,339.3 million, net of cash acquired, paid for the acquisitions of Quorum and SouthCrest Hospital, which are discussed elsewhere. This was offset by a $37.0 million loan repayment from the co-venturer in SouthCrest Hospital during the six months ended June 30, 2000. Also, Triad received $52.5 million in proceeds on the sale of one hospital acquired from Quorum and one hospital closed during 2000 in the six months ended June 30, 2001 compared to $4.0 million in proceeds on the sale of its partnership interest in a rehabilitation hospital during the six months ended June 30, 2000. Triad anticipates expending approximately $160 to $180 million ($110 to $140 million for expansion) in capital expenditures for the remainder of 2001.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     Cash provided by financing activities was $1,249.1 million in the six months ended June 30, 2001 compared to cash used in financing activities of $12.8 million in the six months ending June 30, 2000. This was due to the financing activity as part of the Quorum acquisition.

     As part of the merger with Quorum, Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consists of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% (7.06% at June 30, 2001) with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $55.0 million was outstanding at June 30, 2001, that presently bears interest at LIBOR plus 3.0% (ranging from 6.76% to 7.13% at June 30, 2001). The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. The revolving credit line had $3.0 million outstanding at July 31, 2001.

     Triad paid $45.6 million on the Asset Sale term loan on May 4, 2001 from the proceeds received on the facility sale described previously. Subsequent to June 30, 2001, Triad repaid $25.3 million on the Asset Sale term loan.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

     In connection with the debt financing, Triad incurred $47.4 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

     At June 30, 2001, Triad had working capital of $429.6 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2001.

     On August 7, 2001, Triad sold its hospital in Baton Rouge, Louisiana, that it acquired in the Quorum transaction and was designated as held for sale, for $19.0 million plus assumed liabilities. The purchaser is affiliated with one member of Triad's board of directors. The sales price will be the amount of the purchase price allocated to the hospital and, therefore, no gain or loss will be recorded.

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

     As discussed previously, Triad two hospitals in Minot, North Dakota that it acquired from Quorum on May 2, 2001 for $38.0 million plus $8.2 million in working capital. The sales price will be the amount of the purchase price allocated to the hospital and, therefore, no gain or loss on the sale was recorded.

     Triad has engaged a financial advisor to assist it in exploring strategic alternatives with respect to the management services business it acquired in the Quorum transaction, including a possible sale. Our financial advisor has contacted a number of parties to explore their interest in acquiring the management service business and has received several indications of interest. Triad believes that the aggregate value to be received for the management services business would be approximately $170 million. Currently, Triad cannot state whether any agreement will be reached, the purchase price that may result or if and when any transaction will occur. The management services business contributed $24.9 million in revenues and $5.1 million in pre-tax income since the merger.

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

     Triad has commenced development of a new hospital in Las Cruces, New Mexico. The projected cost of this development is approximately $62 million over an 18-month period. As of June 30, 2001, approximately $5.0 million had been spent for this project.

     Triad is continuing to build a replacement hospital that was initiated by Quorum in Vicksburg, Mississippi. The total project cost of this facility is approximately $108 million and is scheduled to be completed in February 2002. As of June 30, 2001, approximately $60 million of expenditures remain to be made on the project.

     Triad anticipates that it will commence development of a replacement hospital in Bentonville, Arkansas in the fourth quarter of 2001, which would be completed in March 2003. The anticipated cost of the replacement facility is approximately $57 million.

     The above referenced projects will be funded with either operating cash flows or existing credit facilities.

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill amortization was $7.3 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively, and $9.3 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively.

CONTINGENCIES

Merger Litigation

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleges, among other things, that Quorum's directors breached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price. Triad believes the claims asserted in the complaint are without merit.

     In April 2001, the parties negotiated a settlement that will result in the dismissal of the action. The settlement is subject to a number of conditions, including Court approval.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

False Claims Act Litigation

     At a meeting in September 1998, Quorum learned from the government that the government would likely join in a lawsuit filed against Quorum under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Quorum subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." The government joined the case against Quorum in October 1998. The relator's lawsuit named Quorum, QHR, HCA and all hospitals that Quorum or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that Quorum knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

     The United States government elected to intervene in, or join, the lawsuit; on February 24, 1999, the government filed its own complaint in the case. The new complaint alleged that Quorum, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to Federal health care programs.

     The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as a result of company policy.

     On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, QHR and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid in April 2001. The settlement agreement also provides, on certain conditions, for a release of all hospitals currently or formerly managed by QHR electing to participate in the settlement.

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

Other Qui Tam Actions and Related Investigations

     In May 1998, Quorum was informed that it was a defendant in another qui tam action involving home health services provided by two of its owned hospitals and alleging that Quorum had violated Medicare laws. This action was filed under seal in June 1996 by a former employee whom Quorum fired in April 1996. The United States Attorney's Office allowed Quorum an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. Quorum cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews.

     On October 26, 2000, Quorum completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the Office of the Inspector General, which was terminated upon the effective date of the corporate integrity agreement entered into in connection with the False Claims Act litigation discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     As a result of its ongoing discussions with the government, prior to the merger Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. As Quorum's successor, Triad is also a defendant in certain other qui tam complaints, in which the government has declined to intervene.

     At this time Triad cannot take a position on how it will respond on these matters.

     Stockholder Class Action Regarding Securities Exchange Act of 1934. In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased Quorum's common stock from October 25, 1995 through October 21, 1998, except for Quorum's insiders and their immediate families. The consolidated complaint names Quorum, several of Quorum's former officers, and one of Quorum's former outside directors, as defendants.

     The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that Quorum materially inflated Quorum's net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, Quorum filed a motion to dismiss the complaint. On November 13, 2000, the judge denied Quorum's motion to dismiss the complaint against Quorum and James E. Dalton, Jr., Quorum's former President/CEO. The judge granted Quorum's motion to dismiss as to all other defendants. The judge has heard oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss and on April 19, 2001 granted Mr. Dalton's motion to dismiss. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

     At this time Triad cannot predict the final effect or outcome of any of the ongoing investigations, settlement negotiations or the class or qui tam actions. If Quorum's hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad's results or operations or financial position.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, and results of operations or prospects.

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax return of Triad for the calendar year ended December 31, 1999, the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through 2000 and the partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The IRS has proposed adjustments with respect to the fiscal years ended June 30, 1997 and 1998 but, to date, has not proposed adjustments with respect to any other years. The most significant

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

adjustments proposed involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property, plant and equipment and related depreciable lives, income recognition related to estimated cost report settlements and the loss calculation on a taxable liquidation of a subsidiary. Triad will protest both on behalf of itself and as successor-in-interest to Quorum and on behalf of the joint ventures substantially all of the proposed adjustments through the appeals process of the IRS.

     In the opinion of management, the ultimate outcome of the IRS examinations currently under way will not have a material effect on Triad's results of operations or financial position.

HCA Litigation and Investigations

     In connection with the spin-off, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described below. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described below.

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

     HCA is a defendant in several qui tam actions on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. (S) 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints in those suits in which the government has intervened. Of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

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

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration), a United States government agency that runs the Medicare and Medicaid programs, that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

     HCA has agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. Triad has agreed that, in connection with the government investigations described above, it will participate with HCA in negotiating one or more compliance agreements setting forth each of HCA's and Triad's agreements to comply with applicable laws and regulations.

     HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices or omissions engaged in by Triad after the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, and results of operations or prospects.

     Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad's business, financial condition, and results of operations or prospects in future periods.

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

HEALTH CARE REFORM

     In recent years, an increasing number of legislative proposals have been introduced in or proposed by Congress and some state legislatures that would significantly affect health care systems in Triad's markets. The cost of certain proposals would be funded, in significant part, by a reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act as previously discussed). While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

     In December 2000, CMS acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which would require compliance by April 2003, acting under the Health Insurance Portability and Accountability Act of 1996 relating to adoption of standards to protect the security and privacy of health-related information. These regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The effective dates of these regulations were originally postponed by the Bush Administration, but now have been reestablished. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Triad is exposed to market risk related to changes in interest rates. No derivatives are currently used to alter the interest rate characteristics of Triad's debt instruments.

     With respect to Triad's interest-bearing liabilities, approximately $959.4 million of long-term debt at June 30, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $925.3 million at June 30, 2001 was subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $1,931.8 million at June 30, 2001. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized decrease in future pre-tax earnings would be approximately $9.6 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II: Other Information

Item 1: LEGAL PROCEEDINGS

Incorporated by reference from NOTE 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Triad held a special meeting of stockholders on April 26, 2001. The following matters were voted upon at the meeting:

                                                               Votes in          Votes          Votes          Broker
                                                                Favor           Against       Abstained      Non-Voting
                                                               --------         -------       ---------      ----------
     1.   Approve and adopt the Agreement and                 28,474,707        330,008        106,394            ---
          Plan of merger by and between Quorum and
          Triad, including the issuance of shares
          of Triad common stock in connection with
          the merger.

     2.   Approval of an amendment to Triad's                 28,351,257        434,802        125,054            ---
          certificate of incorporation increasing
          the number of authorized shares of
          common stock.

     3.   Approval of an amendment to the 1999                18,356,462     10,415,823        143,798            ---
          Long-Term Incentive Plan.

     Triad's annual meeting of stock holders was held on May 29, 2001. The following matters were voted upon at the meeting:

                                                          Votes in              Votes              Votes         Broker
                                                           Favor               Against           Abstained      Non-Voting
                                                          --------             -------           ---------      ---------
1.   Election of directors :
     (Class II - Term Expires in 2004):
      Marvin T. Runyon                                    29,226,822               ---               ---            55,168
      James D. Shelton                                    23,457,911               ---               ---         5,824,079
      Thomas F. Frist III                                 29,229,519               ---               ---            55,471
      Gale E. Sayers                                      29,230,683               ---               ---            51,307

2.   Ratification of Ernst & Young LLP as                  28,895,387           271,410           115,093
     independent auditor.

3.   Approval of Outside Directors Stock and               25,814,296         3,281,246           186,448
     Incentive Compensation Plan, as amended.

     The names of directors whose term of office as a director continued after the meeting are as follows:

     CLASS III - TERM EXPIRING IN 2002
     ---------------------------------
     Michael J. Parsons
     Thomas G. Loeffler, Esq.
     Uwe E. Reinhardt, PH.D.
     Russell L. Carson

     CLASS I - TERM EXPIRING IN 2003
     -------------------------------
     Dale V. Kesler
     Barbara A. Durand, R.N., Ed.D.
     Donald B. Halverstadt, M.D.
     James E. Dalton, Jr.

     CLASS II - TERM EXPIRING IN 2004
     --------------------------------
     Nancy-Ann DeParle

Item 6: Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number                                Description
--------------                                -----------

3.1 Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated herein by reference from
                    Exhibit 3.1 to Triad's Post Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4.

4.1 Indenture (including form of 8 3/4% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad's Quarterly Report on Form 10Q, for the quarter ended March 31, 2001.

4.2 Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad's Quarterly Report on Form 10Q for the quarter ended March 31, 2001.

10.1 Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank America, N.A. as administrative agent, incorporated herein by reference from
                    Exhibit 10.1 on Form 10Q for the quarter ended March 31,
                    2001.

10.2 Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent

10.3 Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent

10.4 Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001.

10.5 Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated herein by reference from Exhibit B to Triad's definitive Proxy Statement on Schedule 14A for Triad's annual meeting held on May 29, 2001.

10.6 Quorum Health Group, Inc. Directors Stock Option Plan as amended, incorporated herein by reference from Exhibit A to Quorum's definitive Proxy Statement on Schedule 14A for Quorum's annual meeting held on November 15, 1994.

10.7 Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum's definitive Proxy Statement on Schedule 14A for Quorum's annual meeting held on November 10, 1997.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

On April 16, 2001, Triad reported that it had issued a Supplement to the Joint Proxy Statement/Prospectors to be distributed to stockholders of Triad and Quorum Health Group, Inc. and the First Amendment to Agreement and Plan of Merger by and between Quorum Health Group, Inc. and Triad.

On April 17, 2001, Triad reported a slide show presentation given at meetings with prospective investors.

On April 18, 2001, Triad reported that it had issued a press release announcing receipt of an IRS ruling in connection with the merger of Quorum Health Group, Inc. with and into Triad.

On April 30, 2001, Triad reported that it had issued press releases announcing the completion of the merger of Quorum Health Group, Inc. with Triad and that the trading of its common stock will move to the New York Stock Exchange. Triad also announced it amended its certificate of incorporation to increase so the number of authorized shares of common stock from 90,000,000 to 120,000,000.

On May 8, 2001, Triad reported that it had issued a press release announcing financial guidance for fiscal years 2001, 2002 and 2003.

On May 11, 2001, Triad reported its acquisition of Quorum Health Group, Inc. pursuant to Item 2 of Form 8-K and that it had issued a press release announcing the final total value of its acquisition of Quorum Health Group, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Triad Hospitals, Inc.
Date:  August 13, 2001              By: /s/BURKE W. WHITMAN
                                       --------------------
                                    Burke W. Whitman
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                                    Description
--------------                                    -----------

3.1 Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated herein by reference from
                    Exhibit 3.1 to Triad's Post Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4.

4.1 Indenture (including form of 8 3/4% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad's Quarterly Report on Form 10Q for the quarter ended March 31, 2001.

4.2 Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad's Quarterly Report on Form 10Q for the quarter ended March 31, 2001.

10.1 Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank America, N.A. as administrative agent, incorporated herein by reference from
                    Exhibit 10.1 on Form 10Q for the quarter ended March 31,
                    2001.

10.2 Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent

10.3 Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent

10.4 Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001.

10.5 Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated herein by reference from Exhibit B to Triad's definitive Proxy Statement on Schedule 14A for Triad's annual meeting held on May 29, 2001.

10.6 Quorum Health Group, Inc. Directors Stock Option Plan as amended, incorporated herein by reference from Exhibit A to Quorum's definitive Proxy Statement on Schedule 14A for Quorum's annual meeting held on November 15, 1994.

10.7 Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum's definitive Proxy Statement on Schedule 14A for Quorum's annual meeting held on November 10, 1997.