Form 10-Q
period 2001-09-30
TRIAD HOSPITALS INC
filed 2001-11-14
CIK 1074771

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001


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


As of October 31, 2001, the number of shares of common stock of Triad Hospitals,
                        Inc. outstanding was 72,044,520.

                         Part I:  Financial Information
                         Item 1:  Financial Statements

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the periods ended September 30, 2001 and 2000
                                   Unaudited
                (Dollars in millions, except per share amounts)



                                                       For the three         For the nine
                                                        months ended         months ended
                                                     ------------------  --------------------
                                                       2001      2000       2001       2000
                                                      ------    ------    --------    -------
Revenues...........................................   $829.5    $301.3    $1,838.5    $915.4

Salaries and benefits..............................    369.4     125.4       802.0     376.2
Supplies...........................................    127.3      44.7       285.3     136.9
Other operating expenses...........................    155.1      63.4       348.2     192.7
Provision for doubtful accounts....................     66.3      28.4       171.7      78.1
Depreciation.......................................     44.8      19.2       102.6      57.0
Amortization.......................................     10.5       1.7        19.8       5.1
Interest expense...................................     39.9      16.0        89.8      47.4
Interest income....................................     (0.4)     (1.6)       (1.1)     (4.5)
ESOP expense.......................................      2.5       2.0         6.9       4.7
Gain on sale of assets.............................     (0.7)     (0.2)       (1.1)     (4.6)
Impairment of long-lived assets....................       --        --          --       0.9
                                                      ------    ------    --------    ------

Total operating expenses...........................    814.7     299.0     1,824.1     889.9
                                                      ------    ------    --------    ------

Income from continuing operations before minority
    interests, equity in earnings and income tax
     provision.....................................     14.8       2.3        14.4      25.5

Minority interests in earnings of consolidated
 entities..........................................     (2.5)     (1.9)       (6.5)     (6.3)
Equity in earnings (loss) of affiliates............      4.7      (0.2)        8.1      (0.6)
                                                      ------    ------    --------    ------
Income from continuing operations before income tax
    provision......................................     17.0       0.2        16.0      18.6
Income tax provision...............................    (10.5)     (1.2)      (20.6)    (10.5)
                                                      ------    ------    --------    ------
Income (loss) from continuing operations...........      6.5      (1.0)       (4.6)      8.1
Extraordinary loss on retirement of debt, net of
 income tax benefit of $1.5 million................       --        --        (2.4)       --
                                                      ------    ------    --------    ------

Net income (loss)..................................   $  6.5    $ (1.0)   $   (7.0)   $  8.1
                                                      ======    ======    ========    ======

Income (loss) per common share:
    Basic
    Continuing operations..........................   $ 0.09    $(0.03)   $  (0.09)   $ 0.26
    Extraordinary loss on retirement of debt.......   $   --    $   --    $  (0.04)   $   --
                                                      ------    ------    --------    ------
    Net............................................   $ 0.09    $(0.03)   $  (0.13)   $ 0.26
                                                      ======    ======    ========    ======
    Diluted
    Continuing operations..........................   $ 0.09    $(0.03)   $  (0.09)   $ 0.24
    Extraordinary loss on retirement of debt.......   $   --    $   --    $  (0.04)   $   --
                                                      ------    ------    --------    ------
    Net............................................   $ 0.09    $(0.03)   $  (0.13)   $ 0.24
                                                      ======    ======    ========    ======

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                                September 30,      December 31,
                                                                                                    2001               2000
                                                                                                  --------           --------
                                        ASSETS
Current assets:
    Cash and cash equivalents............................................................         $   21.0           $    6.7
    Restricted cash......................................................................              5.7                ---
    Accounts receivable, less allowances for doubtful accounts of
       $213.9 at September 30, 2001 and $122.9 at December 31, 2000......................            475.0              171.1
    Inventories..........................................................................             82.3               34.7
    Deferred income taxes................................................................             34.8               40.5
    Prepaid expenses.....................................................................             27.8                9.2
    Other................................................................................            104.1               66.0
                                                                                                  --------           --------
                                                                                                     750.7              328.2
Property and equipment, at cost:
    Land................................................................................             142.9               71.9
    Buildings and improvements..........................................................           1,015.2              540.7
    Equipment...........................................................................           1,167.2              662.2
    Construction in progress............................................................             152.8               51.1
                                                                                                  --------           --------
                                                                                                   2,478.1            1,325.9
        Accumulated depreciation  .......................................................           (662.8)            (572.9)
                                                                                                  --------           --------
                                                                                                   1,815.3              753.0
Intangible assets, net of accumulated amortization of $76.9 million at September 30,
 2001 and $61.1 million at December 31, 2000.............................................          1,270.2              227.8
Investment in and advances to affiliates  ...............................................            194.5               79.4
Other....................................................................................             99.6               12.1
                                                                                                  --------           --------
Total assets.............................................................................         $4,130.3           $1,400.5
                                                                                                  ========           ========

                                LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable.....................................................................         $  119.2           $   67.4
    Accrued salaries  ...................................................................             77.1               31.8
    Current portion of long-term debt....................................................             18.0                9.0
    Other current liabilities  ..........................................................            156.6               28.1
                                                                                                  --------           --------
                                                                                                     370.9              136.3
Long-term debt  .........................................................................          1,796.2              581.7
Other liabilities........................................................................             62.2                9.6
Deferred taxes   ........................................................................             84.6               49.2
Minority interests in equity of consolidated entities  ..................................            113.3               50.0
Stockholders' equity:
    Common stock .01 par value: 120,000,000 shares authorized,  71,973,303 and
       34,783,816 shares issued and outstanding at September 30, 2001 and December 31,
       2000, respectively................................................................              0.7                0.4
    Additional paid-in capital...........................................................          1,792.4              659.3
    Unearned ESOP compensation and stockholder notes receivable..........................            (33.7)             (36.7)
    Accumulated deficit..................................................................            (56.3)             (49.3)
                                                                                                  --------           --------
    Total stockholders' equity...........................................................          1,703.1              573.7
                                                                                                  --------           --------
Total liabilities and stockholders' equity...............................................         $4,130.3           $1,400.5
                                                                                                  ========           ========

         See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the periods ended September 30, 2001 and 2000
                                   Unaudited
                             (Dollars in millions)

                                                                                                  For the nine
                                                                                                  months ended
                                                                                          -----------------------------
                                                                                              2001               2000
                                                                                           ---------            -------
Cash flows from operating activities
Net income (loss)................................................................          $    (7.0)           $   8.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Provision for doubtful accounts................................................              171.7               78.1
  Depreciation and amortization..................................................              122.4               62.1
  ESOP expense...................................................................                6.9                4.7
  Minority interests.............................................................                6.5                6.3
  Equity in (earnings) loss of affiliates........................................               (8.1)               0.6
  Debt issue cost amortization...................................................                5.4                0.8
  Non-cash stock option expense..................................................                5.5                ---
  Deferred income taxes..........................................................               20.6               10.5
  Gain on sale of assets.........................................................               (1.1)              (4.6)
  Impairment of long-lived assets................................................                 --                0.9
  Extraordinary loss, net of tax benefit.........................................                2.4                 --
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable..........................................................             (136.8)             (72.4)
    Inventories and other assets.................................................                2.0              (14.9)
    Accounts payable and other current liabilities...............................               48.7              (25.5)
    Other........................................................................                2.3                7.7
                                                                                           ---------            -------

Net cash provided by operating activities........................................              241.4               62.4

Cash flows from investing activities
  Purchases of property and equipment............................................             (114.2)             (57.2)
  Payments for acquisitions, net of cash acquired................................           (1,379.9)             (70.1)
  Proceeds received on sale of assets............................................               72.0                4.4
  Investment in and advances to affiliates.......................................                9.0               23.0
  Investment in restricted cash..................................................               (5.7)                --
  Other..........................................................................                3.7               (1.8)
                                                                                           ---------            -------

Net cash used in investing activities............................................           (1,415.1)            (101.7)

Cash flows from financing activities
  Payments of long-term debt.....................................................             (470.8)             (14.7)
  Proceeds from long-term debt...................................................            1,690.0                 --
  Payment of debt issue cost.....................................................              (47.4)                --
  Proceeds from issuance of common stock.........................................               22.6                7.9
  Distributions to minority partners.............................................               (6.4)              (6.7)
                                                                                           ---------            -------

 Net cash provided by (used in) financing activities.............................            1,188.0              (13.5)
                                                                                           ---------            -------

Change in cash and cash equivalents..............................................               14.3              (52.8)
Cash and cash equivalents at beginning of period.................................                6.7               70.9
                                                                                           ---------            -------
Cash and cash equivalents at end of period.......................................          $    21.0            $  18.1
                                                                                           =========            =======

Interest payments................................................................          $    52.6            $  39.0
Income tax payments..............................................................          $     0.5            $   0.7

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

NOTE 2--ACQUISITIONS

   On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations, including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of shareholders. Under the terms of the merger agreement, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The preliminary purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price calculation is summarized below (in millions, except for share amounts):

        Shares issued..............................................................             35,786,380
        Average stock price........................................................            $     29.89
                                                                                               -----------
                                                                                               $   1,069.7
        Cash paid to Quorum shareholders...........................................                  305.0
        Fair value of converted options............................................                   31.4
        Quorum indebtedness paid at closing........................................                  856.5
        Direct merger costs and other..............................................                   78.2
        Quorum government investigation settlement paid............................                   88.7
                                                                                               -----------
                                                                                               $   2,429.5
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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 2--ACQUISITIONS (continued)

        Working capital............................................................              $  260.5
        Property and equipment.....................................................                 972.0
        Other assets...............................................................                 221.0
        Net investment in held for sale assets.....................................                  67.1
        Long-term debt.............................................................                  (2.9)
        Other non-current liabilities..............................................                 (81.5)
        Minority interests.........................................................                 (62.0)
        Preliminary purchase price in excess of net assets acquired................               1,055.3
                                                                                                 --------
                                                                                                 $2,429.5
                                                                                                 ========

The preliminary purchase price in excess of net assets acquired (included in "Intangible assets" on the Condensed Consolidated Balance Sheets) is being amortized on a straight-line basis over 30 years. Amortization of the preliminary purchase price in excess of net assets acquired was $13.0 million in the nine months ended September 30, 2001.

     On May 2, 2001, Triad sold two acute care hospitals in Minot, North Dakota acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The preliminary purchase price allocated to these assets is equal to the estimated sales prices of the hospitals plus the anticipated cash flows for the estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. On August 7, 2001, Triad sold to an affiliate of one member of Triad's board of directors its hospital in Baton Rouge, Louisiana for $19.0 million plus assumption of liabilities of $2.3 million. The results of operations of this entity are not included in Triad's results of operations. The pre-tax loss from continuing operations for this hospital and the associated interest expense excluded was $0.4 million and $0.5 million, respectively, during the nine months ended September 30, 2001. Triad has decided not to sell the remaining hospital that was originally designated as held for sale. The assets of this hospital have been reallocated as if the hospital had never been designated as held for sale. The cumulative effect of this hospital's results of operations from May 1, 2001 through June 30, 2001 are included in Triad's results of operations in the three months ended September 30, 2001. The cumulative effect was not significant to pre-tax income from continuing operations.

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

                                                                                         For the nine months
                                                                                          ended September 30,
                                                                                  ---------------------------------
                                                                                    2001                     2000
                                                                                  --------                 --------
      Revenues..........................................................          $2,470.1                 $2,312.5
      Net loss..........................................................          $  (15.9)                $  (40.6)
      Net loss per share:
          Basic.........................................................          $  (0.23)                $  (0.60)
          Diluted.......................................................          $  (0.23)                $  (0.60)

NOTE 3--SALES AND CLOSURES

     On November 1, 2001, Triad sold its acute care hospital in Phoenix, Arizona for $55.3 million, including working capital. As of September 30, 2001, the book value of this facility was $33.2 million. This facility had revenues of $16.9 million and $15.9 million for the three months ended September 30, 2001 and 2000, respectively, and $52.9 million and $48.3 million for the nine months ended September 30, 2001 and 2000, respectively. This facility had pre-tax income (losses) before income tax benefit of $0.0 million and $(1.0) million for the three months ended September 30, 2001 and 2000, respectively, and $1.0 million and $(1.0) million for the nine months ended September 30, 2001 and 2000, respectively.

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

     As discussed in NOTE 2, Triad sold two acute care hospitals in Minot, North Dakota and one acute care hospital in Baton Rouge, Louisiana.

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of September 30, 2001, the carrying value of this facility was $5.2 million. For the three and nine months ended September 30, 2000, this facility had revenues of $0.3 million, and $2.2 million, respectively, and pre-tax losses before impairment charges and income tax benefit of $0.2 million, and $4.0 million, respectively.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

     During the quarter ended March 31, 2000, Triad entered into negotiations, which were subsequently completed, to cancel one of its physician management contracts. Accordingly, the carrying value of the long-lived assets related to this entity of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the three and nine months ended September 30, 2000, this

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS (continued)

entity contributed revenues of $1.0 million and $2.7 million, respectively, and losses before impairment charges and income taxes of $0.7 million and $2.3 million, respectively.

NOTE 5--LONG-TERM DEBT

          As part of the merger with Quorum (See NOTE 2), Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consisted of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $10 million was outstanding at September 30, 2001, that presently bears interest at LIBOR plus 3.0% (5.67% at September 30, 2001). The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of September 30, 2001, Triad had $2.5 million in letters of credit outstanding which reduce the amount available under the revolving credit line.

          Triad repaid $71.0 million on the Asset Sale term loan from the proceeds received on the facility sales described in NOTE 2 and NOTE 3. On November 1, 2001, Triad repaid an additional $56.3 million on the Asset Sale term loan primarily from proceeds received on the sale of the acute care hospital in Phoenix, Arizona described in NOTE 3.

          Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions including, but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

          In connection with the debt financing, Triad incurred $47.4 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

          As a result of the debt refinancing, an extraordinary loss of $2.4 million was incurred during the second quarter of 2001 from the write-off of $3.9 million of associated debt issue costs, net of a tax benefit of $1.5 million.

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 5--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                 For the three months ended September 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                                                 Triad        Guarantor      Guarantor
                                                            Hospitals, Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                            ---------------  ------------  ------------  ------------   ------------
Revenues..................................................          $   --         $686.5       $145.8        $ (2.8)        $829.5

Salaries and benefits.....................................              --          298.2         71.2            --          369.4
Supplies..................................................              --          107.0         20.3            --          127.3
Other operating expenses..................................              --          128.4         26.7            --          155.1
Provision for doubtful accounts...........................              --           56.2         10.1            --           66.3
Depreciation..............................................              --           38.2          6.6            --           44.8
Amortization..............................................              --            8.8          1.7            --           10.5
Interest expense allocated................................              --             --          2.0          (2.0)            --
Interest expense, net.....................................            36.3            3.2           --            --           39.5
ESOP expense..............................................             2.5             --           --            --            2.5
Management fees...........................................              --             --          0.8          (0.8)            --
Gain on sale of assets....................................              --           (0.7)          --            --           (0.7)
                                                                    ------         ------       ------        ------         ------
Total operating expenses..................................            38.8          639.3        139.4          (2.8)         814.7
                                                                    ------         ------       ------        ------         ------

Income (loss) from continuing operations before minority
  interest, equity in earnings and income tax provision...           (38.8)          47.2          6.4            --           14.8
Minority interests........................................              --           (3.6)         1.1            --           (2.5)
Equity in earnings of affiliates..........................            55.8           12.2           --         (63.3)           4.7
                                                                    ------         ------       ------        ------         ------
Income from continuing operations before income tax
   provision..............................................            17.0           55.8          7.5         (63.3)          17.0

Income tax provision......................................           (10.5)            --           --            --          (10.5)
                                                                    ------         ------       ------        ------         ------

Net income................................................          $  6.5         $ 55.8       $  7.5        $(63.3)        $  6.5
                                                                    ======         ======       ======        ======         ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                 For the three months ended September 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                                 Non-
                                                                   Triad         Guarantor     Guarantor
                                                              Hospitals, Inc.  Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                              ---------------  ------------  ------------  ------------ ------------
Revenues.....................................................     $   --           $286.8       $14.6        $ (0.1)        $301.3

Salaries and benefits........................................        0.3            121.3         3.8            --          125.4
Supplies.....................................................         --             41.1         3.6            --           44.7
Other operating expenses.....................................         --             61.5         1.9            --           63.4
Provision for doubtful accounts..............................         --             28.1         0.3            --           28.4
Depreciation.................................................         --             18.4         0.8            --           19.2
Amortization.................................................         --              1.6         0.1            --            1.7
Interest expense allocated...................................         --               --          --            --             --
Interest expense, net........................................       15.7             (1.3)         --            --           14.4
ESOP expense.................................................        2.0               --          --            --            2.0
Management fees..............................................         --               --         0.1          (0.1)            --
Gain on sale of assets.......................................         --             (0.2)         --            --           (0.2)
Impairment of long-lived assets..............................         --               --          --            --             --
                                                                  ------           ------       -----        ------         ------
Total operating expenses.....................................       18.0            270.5        10.6          (0.1)         299.0
                                                                  ------           ------       -----        ------         ------

Income (loss) from continuing operations before minority
  interest, equity in earnings and income tax provision......      (18.0)            16.3         4.0            --            2.3
Minority interests...........................................         --             (1.9)         --            --           (1.9)
Equity in earnings (loss) of affiliates......................       18.2              3.8          --         (22.2)          (0.2)
                                                                  ------           ------       -----        ------         ------

Income from continuing operations before income tax
  provision..................................................        0.2             18.2         4.0         (22.2)           0.2

Income tax provision.........................................       (1.2)              --          --            --           (1.2)
                                                                  ------           ------       -----        ------         ------

Net income (loss)............................................     $ (1.0)          $ 18.2       $ 4.0        $(22.2)        $ (1.0)
                                                                  ======           ======       =====        ======         ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                  For the nine months ended September 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                                Non-
                                                              Triad           Guarantor       Guarantor
                                                         Hospitals, Inc.     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                         ---------------     ------------   ------------  ------------  ------------
Revenues...............................................      $    --          $1,593.3         $249.9       $  (4.7)      $1,838.5

Salaries and benefits..................................          5.6             678.8          117.6            --          802.0
Supplies...............................................           --             247.9           37.4            --          285.3
Other operating expenses...............................           --             303.2           45.0            --          348.2
Provision for doubtful accounts........................           --             155.6           16.1            --          171.7
Depreciation...........................................           --              91.2           11.4            --          102.6
Amortization...........................................           --              17.6            2.2            --           19.8
Interest expense allocated.............................           --                --            3.3          (3.3)            --
Interest expense, net..................................         88.2               0.5             --            --           88.7
ESOP expense...........................................          6.9                --             --            --            6.9
Management fees........................................           --                --            1.4          (1.4)            --
Gain on sale of assets.................................           --              (1.1)            --            --           (1.1)
                                                             -------          --------         ------       -------       --------
Total operating expenses...............................        100.7           1,493.7          234.4          (4.7)       1,824.1
                                                             -------          --------         ------       -------       --------

Income (loss) from continuing operations before
  minority interest, equity in earnings and income tax
  provision............................................       (100.7)             99.6           15.5            --           14.4
Minority interests.....................................           --              (8.3)           1.8            --           (6.5)
Equity in earnings of affiliates.......................        116.7              25.4             --        (134.0)           8.1
                                                             -------          --------         ------       -------       --------

Income from continuing operations before income tax
   provision...........................................         16.0             116.7           17.3        (134.0)          16.0

Income tax provision...................................        (20.6)               --             --            --          (20.6)
                                                             -------          --------         ------       -------       --------

Income (loss) from continuing operations...............         (4.6)            116.7           17.3        (134.0)          (4.6)
Extraordinary loss on retirement of debt, net of tax...         (2.4)               --             --            --           (2.4)
                                                             -------          --------         ------       -------       --------
Net income (loss)......................................      $  (7.0)         $  116.7         $ 17.3       $(134.0)      $  (7.0)
                                                             =======          ========         ======       =======       ========

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5--LONG-TERM DEBT (continued)


                Condensed Consolidating Statements of Operations
                  For the nine months ended September 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                               Non-
                                                              Triad           Guarantor      Guarantor
                                                         Hospitals, Inc.    Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                         ---------------    ------------   ------------   ------------  ------------
Revenues...............................................       $   --            $871.9          $43.9         $ (0.4)        $915.4

Salaries and benefits..................................          0.6             364.6           11.0             --          376.2
Supplies...............................................           --             126.6           10.3             --          136.9
Other operating expenses...............................           --             186.4            6.3             --          192.7
Provision for doubtful accounts........................           --              77.2            0.9             --           78.1
Depreciation...........................................           --              54.9            2.1             --           57.0
Amortization...........................................           --               4.7            0.4             --            5.1
Interest expense allocated.............................           --               0.1           (0.1)            --             --
Interest expense, net..................................         46.6              (3.7)            --             --           42.9
ESOP expense...........................................          4.7                --             --             --            4.7
Management fees........................................           --                --            0.4           (0.4)            --
Gain on sale of assets.................................           --              (4.6)            --             --           (4.6)
Impairment of long-lived assets........................           --               0.9             --             --            0.9
                                                              ------            ------          -----         ------         ------
Total operating expenses...............................         51.9             807.1           31.3           (0.4)         889.9
                                                              ------            ------          -----         ------         ------

Income (loss) from continuing operations before
  minority interest, equity in earnings and income tax
   provision...........................................        (51.9)             64.8           12.6             --           25.5
Minority interests.....................................           --              (6.2)          (0.1)            --           (6.3)
Equity in earnings (loss) of affiliates................         70.5              11.9             --          (83.0)          (0.6)
                                                              ------            ------          -----         ------         ------

Income from continuing operations before income tax
  provision............................................         18.6              70.5           12.5          (83.0)          18.6

Income tax provision...................................        (10.5)               --             --             --          (10.5)
                                                              ------            ------          -----         ------         ------

Net income.............................................       $  8.1            $ 70.5          $12.5         $(83.0)        $  8.1
                                                              ======            ======          =====         ======         ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5 - LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                               September 30, 2001
                                   Unaudited
                             (dollars in millions)


                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                     Hospitals, Inc.   Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                     ---------------   ------------    ------------     ------------   ------------
                          Assets
Current assets
    Cash and cash equivalents.......................     $     --             $   21.0         $   --     $      --       $   21.0
    Restricted cash.................................          5.7                   --             --            --            5.7
    Accounts receivable, net........................           --                380.6           94.4            --          475.0
    Other current assets............................         36.7                195.1           17.2            --          249.0
                                                         --------             --------         ------     ---------       --------
Total current assets................................         42.4                596.7          111.6            --          750.7

Net property and equipment, at cost.................           --              1,545.8          269.5            --        1,815.3

Due from affiliates.................................        455.6                   --             --        (455.6)            --
Intangible assets...................................           --              1,221.9           48.3            --        1,270.2
Investments in subsidiaries.........................      3,092.3                482.0             --      (3,379.8)         194.5
Other assets........................................         44.8                 42.7           12.1            --           99.6
                                                         --------             --------         ------     ---------       --------


Total assets........................................     $3,635.1             $3,889.1         $441.5     $(3,835.4)      $4,130.3
                                                         ========             ========         ======     =========       ========
                Liabilities and Equity
Current liabilities.................................     $   56.8             $  275.0         $ 39.1     $      --       $  370.9
Due to affiliates...................................           --                395.8           59.8        (455.6)            --
Long-term debt......................................      1,790.6                  5.4            0.2            --        1,796.2
Deferred taxes and other liabilities................         84.6                 59.6            2.6            --          146.8
Minority interests in equity of
    consolidated entities...........................           --                 61.0           52.3            --          113.3
Equity..............................................      1,703.1              3,092.3          287.5      (3,379.8)       1,703.1
                                                         --------             --------         ------     ---------       --------
Total liabilities and equity........................     $3,635.1             $3,889.1         $441.5     $(3,835.4)      $4,130.3
                                                         ========             ========         ======     =========       ========


                    Condensed Consolidating Balance Sheets
                               December 31, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                              Non-
                                                           Triad            Guarantor       Guarantor
                                                        Hospitals, Inc.    Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                        ---------------    ------------    ------------  -------------  ------------
                            Assets
Current assets
   Cash and cash equivalents...........................      $     --           $    6.4         $ 0.3     $      --       $    6.7
   Accounts receivable, net............................            --              162.5           8.6            --          171.1
   Other current assets................................          41.9              106.9           1.6            --          150.4
                                                             --------           --------         -----     ---------       --------
Total current assets...................................          41.9              275.8          10.5            --          328.2

Net property and equipment, at cost....................            --              738.3          14.7            --          753.0

Investments in subsidiaries............................       1,326.7              136.2            --      (1,383.5)          79.4
Due from affiliates....................................            --              137.1          23.2        (160.3)            --
Intangible assets......................................            --              215.6          12.2            --          227.8
Other assets...........................................           4.7                7.4            --            --           12.1
                                                             --------           --------         -----     ---------       --------

Total assets...........................................      $1,373.3           $1,510.4         $60.6     $(1,543.8)      $1,400.5
                                                             ========           ========         =====     =========       ========

                Liabilities and Equity
Current liabilities....................................      $   13.4           $  121.3         $ 1.6     $      --       $  136.3
Due to affiliates......................................         160.3                 --            --        (160.3)            --
Long-term debt.........................................         576.7                5.0            --            --          581.7
Deferred taxes and other liabilities...................          49.2                7.4           2.2            --           58.8
Minority interests in equity of
   consolidated entities...............................            --               50.0            --            --           50.0
Equity.................................................         573.7            1,326.7          56.8      (1,383.5)         573.7
                                                             --------           --------         -----     ---------       --------

Total liabilities and equity...........................      $1,373.3           $1,510.4         $60.6     $(1,543.8)      $1,400.5
                                                             ========           ========         =====     =========       ========

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 5 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                  For the nine months ended September 30, 2001
                                   Unaudited
                             (dollars in millions)

                                                                                              Non-
                                                               Triad          Guarantor     Guarantor
                                                           Hospitals, Inc.   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                           ---------------   ------------  ------------  ------------  -------------
Net cash provided by (used in) operating activities.......  $    (42.1)       $ 264.5            $ 19.0   $         --    $   241.4
Cash flows from investing activities
    Purchases of property and equipment...................          --          (82.5)            (31.7)            --       (114.2)
    Payments for acquisitions.............................    (1,336.0)         (43.9)               --             --     (1,379.9)
    Proceeds received on sale of assets...................          --           72.0                --             --         72.0
    Investment in and advances to affiliates..............        59.1          (47.8)             (2.3)            --          9.0
    Investment in restricted cash.........................        (5.7)            --                --             --         (5.7)
    Other.................................................          --            3.7                --             --          3.7
                                                            ----------        -------            ------   ------------    ---------
Net cash used in investing activities.....................    (1,282.6)         (98.5)            (34.0)            --     (1,415.1)
Cash flows from financing activities
    Payments of long-term debt............................      (468.4)          (2.4)               --             --       (470.8)
    Proceeds from issuance of long-term debt..............     1,690.0             --                --             --      1,690.0
    Payment of debt issue costs...........................       (47.4)            --                --             --        (47.4)
    Proceeds from issuance of common stock................        22.6             --                --             --         22.6
    Distributions to minority partners....................          --           (6.1)             (0.3)            --         (6.4)
    Net change in due to (from) affiliate.................       127.9         (142.9)             15.0             --           --
                                                            ----------        -------            ------   ------------    ---------
Net cash provided by (used in) financing activities.......     1,324.7         (151.4)             14.7             --      1,188.0
                                                            ----------        -------            ------   ------------    ---------
Change in cash and cash equivalents.......................          --           14.6              (0.3)            --         14.3
Cash and cash equivalents at beginning of period..........          --            6.4               0.3             --          6.7
                                                            ----------        -------            ------   ------------    ---------
Cash and cash equivalents at end of period................  $       --        $  21.0            $   --   $         --    $    21.0
                                                            ==========        =======            ======   ============    =========


               Condensed Consolidating Statements of Cash Flows
                 For the nine months ended September 30, 2000
                                   Unaudited
                             (dollars in millions)

                                                                                                Non-
                                                               Triad            Guarantor     Guarantor
                                                            Hospitals, Inc.   Subsidiaries  Subsidiaries   Elimination  Consolidated
                                                            ---------------   ------------  ------------   -----------  ------------
Net cash provided by (used in) operating activities.........       $(41.0)        $ 88.9           $ 14.5   $        --    $  62.4
Cash flows from investing activities
   Purchases of property and equipment......................           --          (57.2)              --            --      (57.2)
   Payments for acquisitions................................           --          (70.1)              --            --      (70.1)
   Proceeds received on sale of assets......................           --            4.4               --            --        4.4
   Investment in and advances to affiliates.................          3.5           35.2            (15.7)           --       23.0
   Other....................................................         (0.8)          (1.4)             0.4            --       (1.8)
                                                                   ------         ------           ------   -----------    -------
Net cash provided by (used in) investing activities.........          2.7          (89.1)           (15.3)           --     (101.7)
Cash flows from financing activities
    Payments of long-term debt..............................        (14.0)          (0.7)              --            --      (14.7)
    Proceeds from issuance of common stock..................          7.9             --               --            --        7.9
    Distributions to minority partners......................           --           (6.7)              --            --       (6.7)
    Net change in due to (from) affiliate...................         44.4          (45.4)             1.0            --         --
                                                                   ------         ------           ------   -----------    -------
Net cash provided by (used in) financing activities.........         38.3          (52.8)             1.0            --      (13.5)
                                                                   ------         ------           ------   -----------    -------
Change in cash and cash equivalents.........................           --          (53.0)             0.2            --      (52.8)
Cash and cash equivalents at beginning of period............           --           70.8              0.1            --       70.9
                                                                   ------         ------           ------   -----------    -------
Cash and cash equivalents at end of period..................       $   --         $ 17.8           $  0.3   $        --    $  18.1
                                                                   ======         ======           ======   ===========    =======

NOTE 6--STOCK BENEFIT PLANS

     During the nine months ended September 30, 2001, 107,173 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and the Employee Stock Purchase Plan. Triad received proceeds of $2.2 million on these issuances. Additionally during the nine months ended September 30, 2001, 1,295,934 stock options were exercised for proceeds of $20.4 million.

     The merger of Triad and Quorum (See NOTE 2) constituted a "change of control" under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad Management Stock Purchase Plan, the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 6--STOCK BENEFIT PLANS (continued)

certain stock options in connection with the merger. The waivers ended June 29, 2001. In addition, restrictions lapsed on shares of Triad restricted common stock held by Triad executive officers and these shares became fully vested and transferable and no longer are subject to forfeiture. As a result of the above referenced vesting, Triad recorded non-cash stock option expense of $3.8 million during the three months ended June 30, 2001. On September 26, 2001, one participant in the Executive Stock Purchase Plan repaid his $0.4 million loan under the plan.

     On April 26, 2001, shareholders approved an amendment to the 1999 Long-Term Incentive Plan increasing the number of shares available to 14,000,000. On April 27, 2001, 2,713,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. On June 21, 2001, 102,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. On September 14, 2001, 100,000 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. All options become exercisable over a four-year period and expire ten years from date of grant.

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

     As anticipated at the time of the spin-off from HCA, Inc. ("HCA") on May 11, 1999, Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000 subject to approval by the Internal Revenue Service (the "IRS"). The exercise price of these stock options is equal to the market price on the grant date. The stock options become immediately exercisable upon receipt of the IRS approval and expire 10 years from that date. Triad waived the IRS approval provision on June 27, 2001 and the options are now exercisable. Non-cash stock option expense of $1.4 million was recorded under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" using the fair value of these options. Since the options are immediately exercisable, no additional non-cash stock option expense will be recorded.

NOTE 7--INCOME (LOSS) PER SHARE

     Basic weighted average shares outstanding is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 8,952,822 as of September 30, 2001 were not included for diluted loss per share calculations in the nine months ended September 30, 2001 since the impact was antidilutive. Stock options outstanding of 5,794,358 as of September 30, 2000 were not included for diluted loss per share calculations in the three months ended September 30, 2000 since the impact was antidilutive. Weighted average shares for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                         For the three months ended                 For the nine months ended
                                                         ----------------------------             ----------------------------
                                                            2001              2000                   2001              2000
                                                         ----------        ----------             ----------        ----------
Weighted average shares exclusive of
 unreleased ESOP shares.........................         69,218,457        31,696,120             53,410,162        31,452,145
Weighted average of ESOP shares committed to
be released.....................................            187,500           187,500                112,500           112,500
                                                         ----------        ----------             ----------        ----------

Basic weighted average shares outstanding.......         69,405,957        31,883,620             53,522,662        31,564,645

Effect of dilutive securities - employee stock
options.........................................          3,598,490                --                     --         2,116,727
                                                         ----------        ----------             ----------        ----------
Diluted weighted average shares outstanding.....         73,004,447        31,883,620             53,522,662        33,681,372
                                                         ==========        ==========             ==========        ==========

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

     In connection with the merger with Quorum (See NOTE 2), Triad reorganized its segment information into four segments. The segment information for the prior periods has been restated to conform to the current segment structure. The hospital operations segment includes Triad's acute care hospitals that it intends to operate on an ongoing basis. The management services segment includes the newly acquired management services business, which provides executive management services to smaller not-for-profit acute care hospitals. The ambulatory surgery center segment includes Triad's freestanding ambulatory surgery centers. The sold and held for sale segment is comprised of acute care hospitals that Triad has sold or has designated as held for sale. During the three months ended September 30, 2001, Triad decided not to sell one hospital that was acquired in the merger with Quorum (see NOTE 2) that was designated as held for sale. This hospital is now in the hospital operations segment. On November 1, 2001, Triad sold its hospital in Phoenix, Arizona (see NOTE 3). This hospital has been reclassified to the sold and held for sale segment from the hospital operations segment. Prior periods have been restated to reflect this change.

     The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

                                                                                           For the three months
                                                                                            ended September 30,
                                                                                             2001         2000
                                                                                           ------       ------
     Revenues:
     Hospital operations.......................................................            $756.0       $259.4
     Management services.......................................................              36.0           --
     Ambulatory surgery centers................................................              15.1         12.7
     Sold and held for sale....................................................              16.9         24.0
     Corporate and other.......................................................               5.5          5.2
                                                                                           ------       ------
                                                                                           $829.5       $301.3
                                                                                           ======       ======
     EBITDA (a):
     Hospital operations.......................................................            $115.6        $35.4
     Management services.......................................................               6.1           --
     Ambulatory surgery centers................................................               3.7          3.5
     Sold and held for sale....................................................                --         (0.8)
     Corporate and other.......................................................              (9.3)         1.1
                                                                                           ------        -----
                                                                                           $116.1        $39.2
                                                                                           ======        =====

                                                                                          For the nine months
                                                                                          ended September 30,
                                                                                           2001         2000
                                                                                         --------       ------
     Revenues:
     Hospital operations.......................................................          $1,664.1       $790.2
     Management services.......................................................              60.9          ---
     Ambulatory surgery centers................................................              45.4         38.6
     Sold and held for sale....................................................              53.9         75.9
     Corporate and other.......................................................              14.2         10.7
                                                                                         --------       ------
                                                                                         $1,838.5       $915.4
                                                                                         ========       ======
     EBITDA (a):
     Hospital operations.......................................................          $  239.5       $125.9
     Management services.......................................................              11.5           --
     Ambulatory surgery centers................................................              11.9         11.8
     Sold and held for sale....................................................               3.0         (0.7)
     Corporate and other.......................................................             (26.5)        (6.1)
                                                                                         --------       ------
                                                                                           $239.4       $130.9
                                                                                         ========       ======

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                                                                       September 30,     December 31,
                                                                                          2001              2000
                                                                                        --------          -------
     Assets:
     Hospital operations.....................................................           $3,631.4         $1,178.8
     Management services.....................................................              150.0               --
     Ambulatory surgery centers..............................................               67.2             53.6
     Sold and held for sale..................................................               45.5             31.3
     Corporate and other.....................................................              236.2            136.8
                                                                                        --------         --------
                                                                                        $4,130.3         $1,400.5
                                                                                        ========         ========

EBITDA for hospital operations includes equity in earnings (loss) of affiliates of $4.7 million and $(0.2) million in the three months ended September 30, 2001 and 2000, respectively, and $8.1 million and $(0.6) million in the nine months ended September 30, 2001 and 2000, respectively.

    The following tables restate the annual segment disclosures to incorporate the changes discussed above:

                                                                               For the year ended December 31,
                                                                            -------------------------------------
                                                                               2000          1999          1998
                                                                             --------      --------      --------
Revenues:
Hospital operations....................................................      $1,044.4      $  967.5      $  901.5
Management services....................................................            --            --            --
Ambulatory surgery centers.............................................          52.4          49.1          48.4
Sold and held for sale.................................................         121.4         298.4         428.3
Corporate and other....................................................          17.2          14.1         210.5
                                                                             --------      --------      --------
                                                                             $1,235.5      $1,329.1      $1,588.7
                                                                             ========      ========      ========


                                                                               2000           1999           1998
                                                                              ------         ------         ------
EBITDA (a):
Hospital operations....................................................        $164.0         $151.5         $106.2
Management services....................................................            --             --             --
Ambulatory surgery centers.............................................          16.1           15.7           15.0
Sold and held for sale.................................................          (9.3)         (26.5)          20.0
Corporate and other....................................................           3.2          (16.2)           7.8
                                                                               ------         ------         ------
                                                                               $174.0         $124.5         $149.0
                                                                               ======         ======         ======


                                                                                               December 31,
                                                                                          2000             1999
                                                                                        --------         --------
Assets:
Hospital operations..........................................................           $1,178.8         $1,076.5
Management services..........................................................                 --               --
Ambulatory surgery centers...................................................               53.6             84.1
Sold and held for sale.......................................................               31.3             59.2
Corporate and other..........................................................              136.8            121.3
                                                                                        --------         --------
                                                                                        $1,400.5         $1,341.1
                                                                                        ========         ========

(a) EBITDA is defined as income (loss) from continuing operations before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

 liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 9 -- CONTINGENCIES

Merger Litigation

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleged, among other things, that Quorum's directors breached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price.

     In April 2001, the parties negotiated a settlement that would result in the dismissal of the action. The settlement was subject to a number of conditions, including Court approval. Court approval was obtained, and on October 22, 2001 the court dismissed the action pursuant to the terms of the agreed upon settlement which was not material to Triad's financial position or results of operations.

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 9 -- CONTINGENCIES (continued)

agreement could subject the Quorum hospitals to significant monetary penalties and/or exclusion from Medicare, Medicaid and other governmental reimbursement programs.

     On August 10, 2001, the Office of Inspector General agreed to suspend Quorum's obligations under this corporate integrity agreement until November 1, 2001, in exchange for Triad's agreement to negotiate a corporate integrity agreement that would also include the hospitals owned by Triad at the time of its merger with Quorum, as well as hospitals Triad might subsequently acquire. (In the distribution agreement with HCA at the time of its spin-off, Triad agreed to participate in the negotiation of a corporate integrity agreement with the Office of Inspector General.) These negotiations of a "combined" corporate integrity agreement were concluded and the agreement became effective on November 1, 2001.

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

     As a result of its ongoing discussions with the government, prior to the merger, Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger.
Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. As Quorum's successor, Triad is also a defendant in certain other qui tam complaints, in which the government has declined to intervene. At this time Triad cannot take a position on how it will respond on these matters.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

     In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 9 -- CONTINGENCIES (continued)

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

     At this time, Triad cannot predict the final effect or outcome of any of the ongoing investigations, settlement negotiations or the class or qui tam actions. If Quorum's hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad's results of operations or financial position.

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

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax return of Triad for the calendar year ended December 31, 1999, the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through 2000 and the partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The IRS has proposed adjustments with respect to the fiscal years ended June 30, 1996 through 1998 but, to date, has not proposed adjustments with respect to any other years. The most significant adjustments proposed involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to estimated cost report settlements and the loss calculation on a taxable liquidation of a subsidiary. The IRS has recently proposed a settlement with respect to the examination of the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through June 30, 1998, which Triad is currently considering. Triad will protest substantially all of the proposed adjustments that are not settled both on behalf of itself and as successor-in-interest to Quorum and on behalf of the joint ventures through the appeals process of the IRS.

     In the opinion of management, the ultimate outcome of the IRS examinations currently under way will not have a material effect on Triad's results of operations or financial position.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 9 -- CONTINGENCIES (continued)

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

     The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 9 -- CONTINGENCIES (continued)

alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement. On July 31, 2001, the government filed a motion to order payment of the settlement amount by HCA. On August 7, 2001, an order was entered approving the settlement and directing the payment. On August 10, 2001, the payment was made by HCA. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

     On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding:
Medicare cost reports; violations of the anti-kickback statute or prohibitions against physician self-referrals, and any other conduct involving relations with referral sources and those in a position to influence referral sources; diagnosis related group billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and two non-operating subsidiaries of HCA entered certain pleas in respect of the criminal actions. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

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

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 9 -- CONTINGENCIES (continued)

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill amortization was $10.5 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively, and $19.8 million and $5.1 million for the nine months ended September 30, 2001 and 2000, respectively.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be adopted in fiscal years beginning after December 15, 2001 with early application encouraged. SFAS 144 supercedes Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. Triad has not yet determined the effect on results of operations or the financial condition of adoption of SFAS 144.

                        Part I:  Financial Information
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

  On April 27, 2001, Triad completed the previously announced merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of shareholders. Under the terms of the merger agreement, Quorum shareholders received $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The preliminary purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The preliminary purchase price was approximately $2.4 billion.

   On May 2, 2001, Triad sold two of the acute care hospitals acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The preliminary purchase price allocation of these assets is equal to the estimated sales prices of the hospitals plus the anticipated cash flows for their estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. On August 7, 2001, Triad sold one of the two hospitals. The results of operations of this entity are not included in Triad's results of operations. Triad has decided not to sell the remaining hospital that was originally designated as held for sale. The assets of this hospital have been reallocated as if the hospital had never been designated as held for sale. The cumulative effect of this hospital's results of operations from May 1, 2001 through June 30, 2001 are included in Triad's results of operations in the three months ended September 30, 2001. The cumulative effect was not significant to pre-tax income from continuing operations.

  Subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

  Prior to the merger, Quorum provided health care services through 21 general acute care hospitals located in 9 states. The merger creates the third-largest publicly owned hospital company in the United States, with 47 hospitals (after the sale of three Quorum hospitals subsequent to the acquisition) and 14 ambulatory surgery centers in 17 states.

  During 2000, Triad sold one hospital, ceased operations of two hospitals and purchased two hospitals. Triad sold its partnership interest in a rehabilitation hospital on March 31, 2000. On February 5, 2001, Triad acquired the remaining 50% interest in one of its joint ventures effective January 1, 2001.

  The above described events significantly affect the comparability of the results of operations for the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2000.

  Information regarding HCA included in this Report on Form 10-Q is derived from public statements made by HCA and reports and other information filed by HCA with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

  This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to,

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

 . the highly competitive nature of the health care business, . the efforts of insurers, employers and others to contain health care costs, . possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers, . changes in Federal, state or local regulations affecting the health care industry,
 . the possible enactment of Federal or state health care reform, . the ability to attract and retain qualified management and personnel, including physicians and nurses,
 . the ability to integrate effectively Triad's and Quorum's information systems, operations and personnel in a timely and efficient manner,
 . the departure of key executive officers from Triad, . claims and legal actions relating to professional liabilities and other matters,
 . fluctuations in the market value of Triad's common stock, . changes in accounting principles,
 . changes in general economic conditions, . future divestitures which may result in additional charges, . the ability to enter into managed care provider arrangements on acceptable terms,
 . the availability and terms of capital to fund the expansion of Triad's business,
 . changes in business strategy or development plans, . the ability to obtain adequate levels of general and professional liability insurance,
 . timeliness of reimbursement payments received under government programs, . potential adverse impact of known and unknown government investigations and . other risk factors.

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

RESULTS OF OPERATIONS

     Revenue/Volume Trends

     As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. Triad also acquired the remaining 50% interest in one of its joint ventures effective January 1, 2001 and two hospitals in the fourth quarter of 2000. The acquisitions contributed net revenue of $510.4 million and $882.0 million in the three and nine months ended September 30, 2001, respectively.

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and were further mitigated by the Benefits Improvement Protection Act of 2000 ("BIPA"). Additional reimbursement from BIPA was approximately $6.0 million and $11.0 million in the three and nine months ended September 30, 2001, respectively, and Triad anticipates receiving approximately $6.0 million in additional reimbursement during the remainder of 2001. The Balanced Budget Act has accelerated a shift by certain Medicare beneficiaries from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts (where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided), revenues, earnings and cash flows are being impacted.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

     Triad's revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. The Balanced Budget Act contained provisions requiring a prospective payment system (PPS) to be implemented for outpatient hospital services. Outpatient PPS was implemented on August 1, 2000, and the effect reduced reimbursement rates for outpatient services in 2001 compared to 2000. Outpatient revenues were 47.0% and 44.7% of patient revenues for the three months ended September 30, 2001 and 2000, respectively, and 45.8% and 45.3% of patient revenues for the nine months ended September 30, 2001 and 2000, respectively.

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

     In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $23.9 million as of September 30, 2001.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


Operating Results Summary

     The following is a summary of operating results for the three and nine months ended September 30, 2001 and 2000 (dollars in millions, except per share amounts and ratios):

                                                    For the three months ended                     For the nine months ended
                                                    ---------------------------                    -------------------------
                                                     2001                 2000                    2001                   2000
                                                    ------               ------                  ------                 ------
                                             Amount     Percentage   Amount   Percentage   Amount   Percentage   Amount  Percentage
                                             ------     ----------   ------   ----------   ------   ----------   ------  ----------
Revenues...................................  $829.5        100.0   $301.3        100.0   $1,838.5        100.0   $915.4      100.0

Salaries and benefits......................   369.4         44.5    125.4         41.6      802.0         43.6    376.2       41.1
Supplies...................................   127.3         15.3     44.7         14.8      285.3         15.5    136.9       14.9
Other operating expenses...................   155.1         18.7     63.4         21.1      348.2         18.9    192.7       21.1
Provision for doubtful accounts............    66.3          8.0     28.4          9.4      171.7          9.3     78.1        8.5
Depreciation and amortization..............    55.3          6.7     20.9          6.9      122.4          6.7     62.1        6.8
Interest expense, net......................    39.5          4.8     14.4          4.8       88.7          4.8     42.9        4.7
ESOP expense...............................     2.5          0.3      2.0          0.7        6.9          0.4      4.7        0.5
Gain on sale of assets.....................    (0.7)        (0.1)    (0.2)        (0.1)      (1.1)        (0.1)    (4.6)      (0.5)
Impairment of long-lived assets............      --           --       --           --         --           --      0.9        0.1
                                             ------        -----   ------        -----   --------        -----   ------      -----
                                              814.7         98.2    299.0         99.2    1,824.1         99.2    889.9       97.2
                                             ------        -----   ------        -----   --------        -----   ------      -----
Income from continuing operations
    before minority interests, equity in
    earnings and income tax provision......    14.8          1.8      2.3          0.8       14.4          0.8     25.5        2.8
Minority interests in earnings of
     consolidated entities.................    (2.5)        (0.3)    (1.9)        (0.6)      (6.5)        (0.4)    (6.3)      (0.7)
Equity in earnings (loss) of affiliates....     4.7          0.6     (0.2)        (0.1)       8.1          0.4     (0.6)      (0.1)
                                             ------        -----   ------        -----   --------        -----   ------      -----
Income from continuing operations
     before income tax provision...........    17.0          2.1      0.2          0.1       16.0          0.8     18.6        2.0
Income tax provision.......................   (10.5)        (1.3)    (1.2)        (0.4)     (20.6)        (1.1)   (10.5)      (1.1)
                                             ------        -----   ------        -----   --------        -----   ------      -----

Income (loss) from continuing operations...  $  6.5          0.8   $ (1.0)        (0.3)  $   (4.6)        (0.3)  $  8.1        0.9
                                             ======        =====   ======        =====   ========        =====   ======      =====

Income (loss) from continuing
operations per common share
  Basic...................................  $   0.09             $  (0.03)              $    (0.09)            $   0.26
  Diluted.................................  $   0.09             $  (0.03)              $    (0.09)            $   0.24
EBITDA (a)................................  $  116.1             $   39.2               $    239.4             $  130.9
Number of hospitals at end of period (b)
  Owned and managed.......................        44                   25                       44                   25
  Joint ventures..........................         1                    2                        1                    2
  Leased to others........................         2                    2                        2                    2
                                            --------             --------               ----------             --------
  Total...................................        47                   29                       47                   29
Licensed beds at end of period (c)........     7,700                3,596                    7,700                3,596
Available beds at end of period (d).......     6,918                3,158                    6,918                3,158
Admissions (e)
  Owned and managed.......................    70,312               30,924                  166,074               95,393
  Joint ventures..........................     1,448                2,917                    4,382                8,322
                                            --------             --------               ----------             --------
  Total...................................    71,760               33,841                  170,456              103,715
Adjusted admissions (f)...................   120,066               54,199                  280,493              164,324
Outpatient visits.........................   852,268              322,466                1,903,379              963,043
Inpatient surgeries.......................    26,901               11,249                   61,278               33,777
Outpatient surgeries......................    72,284               39,960                  176,227              122,344
Total surgeries...........................    99,185               51,209                  237,505              156,121
Average length of stay (g)................       4.9                  4.3                      4.7                  4.4
Outpatient revenue percentage.............      47.0%                44.7%                    45.8%                45.3%
Inpatient revenue per admission...........  $  5,809             $  5,220               $    5,624             $  5,071
Outpatient revenue per outpatient visit...  $    454             $    405               $      414             $    416
Patient revenue per adjusted admission....  $  6,419             $  5,387               $    6,142             $  5,381

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

Three Months Ended September 30, 2001 and 2000

     Income from continuing operations before income taxes increased to $17.0 million in the three months ended September 30, 2001 from $0.2 million in the three months ended September 30, 2000. The acquisitions increased pre-tax income approximately $39.8 million. Pre-tax income from same facility operations increased $10.0 million. Same facility is defined as facilities that were owned and consolidated in both periods. The increases were offset by an increase in interest expense of $25.1 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Also, corporate overhead increased $8.4 million in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due primarily to additional staffing and other costs due to the merger.

     Revenues increased to $829.5 million in the three months ended September 30, 2001 from $301.3 million in the three months ended September 30, 2000. Same facility revenues increased $32.0 million or 11.1% in the three months ended September 30, 2001 compared to September 30, 2000. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, same facility admissions increased 4.8%, adjusted admissions increased 3.0%, and revenue per adjusted admissions increased 7.3%. Same facility outpatient visits increased 1.0%, outpatient revenue per visit increased 12.9% and surgeries increased 4.0% Revenues for facilities acquired were $510.4 million in the three months ended September 30, 2001. The acquired facilities had admissions of 39,578, adjusted admissions of 67,282, outpatient visits of 490,287 and surgeries of 48,066. The increase in revenues was partially offset by the facilities that were sold or closed. In the three months ended September 30, 2000, the sold or closed facilities had revenues of $14.2 million. The facilities that were sold or closed had admissions of 1,596, adjusted admissions of 2,941, outpatient visits of 17,737 and surgeries of 2,077 in the three months ended September 30, 2000.

     Salaries and benefits (which includes contract nursing), as a percentage of revenues, increased to 44.5% in the three months ended September 30, 2001 from 41.6% in the three months ended September 30, 2000. Same facility salaries and benefits increased 0.9% as a percentage of revenue in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This was due primarily to an increase in the number of full time equivalent employees primarily at the corporate office. This was partially offset by productivity increases. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 45.9% in the three months ended September 30, 2001. This includes approximately $1.4 million in duplicate overhead cost and stay-on bonuses at the former Quorum corporate office. For the three months ended September 30, 2000, salaries and benefits for the facilities sold or closed were $6.8 million.

     Supplies increased as a percentage of revenues to 15.3% in the three months ended September 30, 2001 from 14.8% in the three months ended September 30, 2000. Same facility supplies increased 0.7% as a percentage of revenue in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This was due primarily to higher patient acuity and supply cost increases. Supplies for the acquired facilities, as a percentage of revenue, were 15.3% in the three months ended September 30, 2001. For the three months ended September 30, 2000, supplies for the facilities sold or closed were $2.1 million.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.7% in the three months ended September 30, 2001 compared to 21.1% in the three months ended September 30, 2000. Same facility other operating expenses increased 0.4% as a percentage of revenue in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due primarily to an increase in professional fees at the corporate office. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.2% in the three months ended September 30, 2001. For the three months ended September 30, 2000, other operating expenses for the facilities sold or closed were $4.7 million.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.0% in the three months ended September 30, 2001 compared to 9.4% in the three months ended September 30, 2000. Same facility provision for doubtful accounts decreased 1.0% as a percentage of revenue in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This was due primarily to adjustments in estimates at three facilities in the three months ended September 30, 2000. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 7.6% in the three months ended September 30, 2001. For the three months ended September 30, 2000, provision for doubtful accounts for the facilities sold or closed was $0.6 million.

     Depreciation and amortization as a percentage of revenues decreased to 6.7% in the three months ended September 30, 2001 compared to 6.9% in the three months ended September 30, 2000, due primarily to increased revenues.

     Interest expense, which was offset by $0.4 million and $1.6 million of interest income in the three months ended September 30, 2001 and 2000, respectively, increased to $39.5 million in the three months ended September 30, 2001 from $14.4 million in the three months ended September 30, 2000, due to a decrease in interest income and additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition.

     Gain on sale of assets was $0.7 million in the three months ended September 30, 2001 as a result of the sale of undeveloped land in Arizona.

     Minority interests increased to $2.5 million in the three months ended September 30, 2001 compared to $1.9 million in the three months ended September 30, 2000, due primarily to the Quorum acquisition.

     Equity in earnings (loss) of affiliates increased to $4.7 million in the three months ended September 30, 2001 from $(0.2) million in the three months ended September 30, 2000. This was due primarily to the Quorum acquisitions.

     Income tax provision was $10.5 million in the three months ended September 30, 2001 compared to $1.2 million in the three months ended September 30, 2000. Triad's effective tax rate is impacted by the effect of nondeductible goodwill amortization and ESOP expense.

Nine Months Ended September 30, 2001 and 2000

     Income from continuing operations decreased to $16.0 million in the nine months ended September 30, 2001 from $18.6 million in the nine months ended September 30, 2000. The change in pre-tax income was attributable primarily to $26.3 million of charges associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad discussed previously and an increase in interest expense of $45.8 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation. Corporate overhead increased $11.8 million in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due primarily to additional staffing and other costs due to the merger. Additionally, Triad recognized a $4.2 million gain on sale of a joint venture interest during the nine months ended September 30, 2000. The decreases were offset by $69.9 million of pre-tax income from acquisitions, excluding the charges discussed above from the acquisition of Quorum. Pre-tax income from same facility operations increased $20.1 million which included $1.5 million of unfavorable adjustments at one facility from write-offs of certain expenditures that were previously capitalized in the nine months ended September 30, 2000. Same facility equity in earnings increased $0.7 million due primarily to $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the nine months ended September 30, 2000.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


     Revenues increased to $1,838.5 million in the nine months ended September 30, 2001 from $915.4 million in the nine months ended September 30, 2000. Same facility revenues increased $86.0 million or 9.9% in the nine months ended September 30, 2001 compared to September 30, 2000. For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, same facility admissions increased 5.5%, adjusted admissions increased 4.0% and revenues per adjusted admissions increased 5.5%. Outpatient visits increased 3.9%, outpatient revenue per visit increased 4.2% and surgeries increased 3.8%. Another factor in the increase in revenues was $4.2 million in favorable prior year cost report settlements during 2001. Revenues for the nine months ended September 30, 2000 included $4.7 million in favorable prior year cost report settlements and contractual estimate adjustments and $5.2 million in unfavorable
changes of estimate for contractual discounts at one facility.   Revenues for
facilities acquired were $882.0 million in the nine months ended September 30, 2001. Revenues for facilities acquired were reduced by $8.3 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad as discussed previously. The acquired facilities had admissions of 70,913, adjusted admissions of 119,805, outpatient visits of 962,005 and surgeries of 81,941. The increase in revenues was partially offset by the facilities that were sold or closed. In the nine months ended September 30, 2000, the sold or closed facilities had revenues of $46.0 million, which included $3.1 million in favorable prior year cost report settlements and contractual estimates. The facilities that were sold or closed had admissions of 5,164, adjusted admissions of 9,124, outpatient visits of 56,987 and surgeries of 6,282, in the nine months ended September 30, 2000.

     Salaries and benefits (which include contract nursing), as a percentage of revenues, increased to 43.6% in the nine months ended September 30, 2001 from 41.1% in the nine months ended September 30, 2000. Same facility salaries and benefits increased 0.8% as a percentage of revenue in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This was due primarily to $5.5 million in non-cash stock option expense in 2001, an increase in the number of full time equivalent employees primarily at the corporate office and a smaller favorable adjustment relating to Triad's retirement plan contributions of $1.3 million in 2001 compared to $2.8 million in 2000. This was partially offset by productivity increases. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 46.1% in the nine months ended September 30, 2001. This includes approximately $2.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office. For the nine months ended September 30, 2000, salaries and benefits for the facilities sold or closed were $23.2 million, which included approximately $1.0 million of severance costs for one facility closed in February 2000.

     Supplies increased as a percentage of revenues to 15.5% in the nine months ended September 30, 2001 from 14.9% in the nine months ended September 30, 2000. Same facility supplies increased 0.3% as a percentage of revenue in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This was due primarily to higher patient acuity and supply cost increases. Additionally, Triad had unfavorable adjustments of $1.1 million at one facility from write-off of certain expenditures that were previously capitalized in the nine months ended September 30, 2000. Supplies for the acquired facilities, as a percentage of revenue, were 15.7% in the nine months ended September 30, 2001. For the nine months ended September 30, 2000, supplies for the facilities sold or closed were $6.0 million.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.9% in the nine months ended September 30, 2001 compared to 21.1% in the nine months ended September 30, 2000. Same facility other operating expenses decreased 0.4% as a percentage of revenue in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This decrease was due primarily to the increase in revenues. This was partially offset by an increase in professional fees at the corporate office. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.4% in the nine months ended September 30, 2001. For the nine months ended September 30, 2000, other operating expenses for the facilities sold or closed were $12.4 million.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.3% in the nine months ended September 30, 2001 compared to 8.5% in the nine months ended September 30, 2000. Same facility provision for doubtful accounts increased 0.4% as a percentage of revenue in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This was due, in part, to an increase in emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 9.7% in the nine months ended September 30, 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum's accounting policies, practices and estimation process with those of Triad.

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


For the nine months ended September 30, 2000, provision for doubtful accounts for the facilities sold or closed was $2.4 million.

     Depreciation and amortization remained relatively constant as a percentage of revenues in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     Interest expense, which was offset by $1.1 million and $4.5 million of interest income in the nine months ended September 30, 2001 and 2000, respectively, increased to $88.7 million in the nine months ended September 30, 2001 from $42.9 million in the nine months ended September 30, 2000, due to a decrease in interest income and additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition.

     Gain on sale of assets was $4.6 million during the nine months ended September 30, 2000, due primarily to the sale of Triad's partnership interest in a rehabilitation hospital.

     Impairments on long-lived assets were $0.9 million during the nine months ended September 30, 2000. The impairments during 2000 were due to the carrying value of the long-lived assets related to one physician management contract which was reduced to fair value, based on estimated disposal value.

     Minority interests remained relatively constant in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     Equity in earnings (loss) of affiliates increased to $8.1 million in the nine months ended September 30, 2001 from $(0.6) million in the nine months ended September 30, 2000, primarily due to the Quorum acquisition and $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the nine months ended September 30, 2000.

     Income tax provision was $20.6 million in the nine months ended September 30, 2001 compared to $10.5 million in the nine months ended September 30, 2000. As discussed previously, included in the income tax provision for the nine months ended September 30, 2001 was $5.0 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes. Triad's effective tax rate is impacted by the effect of nondeductible goodwill amortization and ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $241.4 million in the nine months ended September 30, 2001 compared to $62.4 million in the nine months ended September 30, 2000. The increase was due to the acquisition of Quorum, improved same facility operations in 2001 compared to 2000 and a decrease in accounts payable and other current liabilities during the nine months ended September 30, 2000 from payments made to HCA for capital expenditures funded by HCA in 1999.

     Cash used in investing activities was $1,415.1 million in the nine months ended September 30, 2001 compared to $101.7 million in the nine months ended September 30, 2000. This was due to $1,379.9 million, net of cash acquired, paid for the acquisitions of Quorum and SouthCrest Hospital, which are discussed elsewhere. This was offset by a $37.0 million loan repayment from the co-venturer in SouthCrest Hospital during the nine months ended September 30, 2000. Also, Triad received $71.8 million in proceeds on the sale of three hospitals acquired from Quorum and one hospital closed during 2000 in the nine months ended September 30, 2001 compared to $4.0 million in proceeds on the sale of its partnership interest in a rehabilitation hospital during the nine months ended September 30, 2000. Triad may expend up to $130 million ($100 million for expansion) in capital expenditures for the remainder of 2001.

     Cash provided by financing activities was $1,188.0 million in the nine months ended September 30, 2001 compared to cash used in financing activities of $13.5 million in the nine months ended September 30, 2000. This was due to the financing activity as part of the Quorum acquisition.

     As part of the merger with Quorum, Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consisted of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


beginning 2001 through 2008, an Asset Sale term loan of $150 million presently bearing interest at LIBOR plus 3.0% (6.53% at September 30, 2001) with principal amounts due in 2003 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $10.0 million was outstanding at September 30, 2001, that presently bears interest at LIBOR plus 3.0% (5.67% at September 30, 2001). The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of September 30, 2001, Triad had $2.5 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The revolving credit line was repaid in October 2001.

     Triad has repaid $71.0 million on the Asset Sale term loan through September 30, 2001 from the proceeds received on the facility sales described previously. On November 1, 2001, Triad repaid an additional $56.3 million on the Asset Sale term loan primarily from the sales proceeds discussed below.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends.

     In connection with the debt financing, Triad incurred $47.4 million in debt issue costs, which will be amortized over the period the indebtedness is outstanding.

     At September 30, 2001, Triad had working capital of $379.8 million. Management expects that operations and working capital facilities will provide sufficient liquidity for the remainder of fiscal 2001.

     On November 1, 2001, Triad sold its hospital in Phoenix, Arizona for $55.3 million including working capital. The proceeds from the sale were used to reduce the Asset Sale term loan. The book value of the facility at September 30, 2001 was $33.2 million. This facility had revenues of $16.9 million and $15.9 million in the three months ended September 30, 2001 and 2000, respectively, and $52.9 million and $48.3 million in the nine months ended September 30, 2001 and 2000, respectively. This facility had pre-tax income
(loss) of $0.0 million and $(1.0) million in the three months ended September 30, 2001 and 2000, respectively, and $1.0 million and $(1.0) million in the nine months ended September 30, 2001 and 2000, respectively.

     On August 7, 2001, Triad sold its hospital in Baton Rouge, Louisiana, that it acquired in the Quorum transaction and was designated as held for sale, for $19.0 million plus assumed liabilities of $2.3 million. The purchaser is affiliated with one member of Triad's board of directors. The sales price was the amount of the purchase price allocated to the hospital and, therefore, no gain or loss was recorded.

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

     As discussed previously, Triad sold two hospitals in Minot, North Dakota that it acquired from Quorum on May 2, 2001 for $38.0 million plus $8.2 million in working capital. The sales price was the amount of the purchase price allocated to the hospitals and, therefore, no gain or loss on the sale was recorded.

     Triad had engaged a financial advisor to assist it in exploring strategic alternatives with respect to the management services business it acquired in the Quorum transaction, including a possible sale. After evaluating whether to sell or continue operating the management service business, Triad determined that the business is more valuable to Triad than to potential buyers and it will continue to operate the business.

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

     Triad has commenced development of a new hospital in Las Cruces, New Mexico. The projected cost of this development is approximately $67 million and is expected to be completed by the third quarter of 2002. As of September 30, 2001, approximately $8.5 million had been spent for this project.

     Triad is continuing to build a replacement hospital that was initiated by Quorum in Vicksburg, Mississippi. The total project cost of this facility is approximately $108 million and the facility is scheduled to be completed in the first quarter of 2002. As of September 30, 2001, approximately $33 million of expenditures remain to be made on the project.

     Subsequent to September 30, 2001, Triad commenced development of a replacement hospital in Bentonville, Arkansas, which is expected to be completed in third quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million.

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

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill amortization was $10.5 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively, and $19.8 million and $5.1 million for the nine months ended September 30, 2001 and 2000, respectively.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be adopted in fiscal years beginning after December 15, 2001 with early application encouraged. SFAS 144 supercedes Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. Triad has not yet determined the effect on results of operations or the financial condition of adoption of SFAS 144.

CONTINGENCIES

Merger Litigation

     On October 20, 2000, a purported class action, Samuel Brand v. Colleen Conway Welch, et al., Case No.: OCC-3066, was filed against Triad and members of the board of directors of Quorum in the Circuit Court of

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


Davidson County, Tennessee, on behalf of all public stockholders of Quorum. The complaint alleged, among other things, that Quorum's directors breached their fiduciary duties to Quorum and its stockholders in agreeing to the merger at an unfair price.

     In April 2001, the parties negotiated a settlement that would result in the dismissal of the action. The settlement was subject to a number of conditions, including Court approval. Court approval was obtained, and on October 22, 2001 the court dismissed the action pursuant to the terms of the agreed upon settlement.

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

     On August 10, 2001, the Office of Inspector General agreed to suspend Quorum's obligations under this corporate integrity agreement until November 1, 2001, in exchange for Triad's agreement to negotiate a corporate integrity agreement that would also include the hospitals owned by Triad at the time of its merger with Quorum, as well as hospitals Triad might subsequently acquire. (In the distribution agreement with HCA at the time of its spin-off, Triad agreed to participate in the negotiation of a corporate integrity agreement with the Office of Inspector General.) These negotiations of a "combined" corporate integrity agreement were concluded and the agreement became effective on November 1, 2001.

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

Stockholder Class Action Regarding the Securities Exchange Act of 1934

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

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax return of Triad for the calendar year ended December 31, 1999, the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through 2000 and the partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The IRS has proposed adjustments with respect to the fiscal years ended June 30, 1996 through 1998 but, to date, has not proposed adjustments with respect to any other years. The most significant adjustments proposed involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to estimated cost report settlements and the loss calculation on a taxable liquidation of a subsidiary. The IRS has recently proposed a settlement with respect to the examination of the federal income tax returns of Quorum for the fiscal years ended June 30, 1996 through June 30, 1998, which Triad is currently considering. Triad will protest substantially all of the proposed adjustments that are not settled both on behalf of itself and as successor-in-interest to Quorum and on behalf of the joint ventures through the appeals process of the IRS.

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

     The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off, owned facilities now owned by Triad. On May 5, 2000, Triad was advised that one of the qui tam cases which had been unsealed listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

     On May 18, 2000, HCA announced that it had reached an understanding with attorneys of the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. The understanding with the Department of Justice attorneys would require HCA to pay $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and would reduce HCA's existing letter of credit agreement with the government from $1 billion to $250 million at the time of the payment of the settlement. On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice and that payment of the amounts required by the settlement agreement would be made upon court approval of the settlement. On July 31, 2001, the government filed a motion to order payment of the settlement amount by the HCA. On August 7, 2001, an order was entered approving the settlement and directing the payment. On August 10, 2001, the payment was made by HCA. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. HCA is in continuing discussions with the government regarding civil issues relating to cost reporting and physician relations.

    On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs regarding:
Medicare cost reports; violations of the anti-kickback statute or prohibitions against physician self-referrals, and any other conduct involving relations with referral sources and those in a position to influence referral sources; diagnosis related group billing; laboratory billing; the acquisition of home health agencies; and the provision of services by home health agencies. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and two non-operating subsidiaries of HCA entered certain pleas in respect of the criminal actions. HCA also stated that representatives of state attorneys general have agreed to recommend to state officials that HCA be released from corresponding criminal liability in all states in which it conducts business.

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

     With respect to Triad's interest-bearing liabilities, approximately $889.0 million of long-term debt at September 30, 2001 was subject to variable rates of interest, while the remaining balance in long-term debt of $925.2 million at September 30, 2001 was subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $1,866.0 million at September 30, 2001. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized decrease in future pre-tax earnings would be approximately $8.9 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II: Other Information

Item 1:  LEGAL PROCEEDINGS

Incorporated by reference from NOTE 9 to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

Item 6:  Exhibits and Reports on Form 8-K.

        (a)  List of Exhibits:
             None

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2001:

On July 31, 2001, Triad reported that it had issued a press release announcing their consolidated financial results for the three months ended June 30, 2001.

On August 30, 2001, Triad reported that it had issued a press release announcing that it would extend its offer to exchange its outstanding unregistered 8 3/4 % Senior Notes for new 8 3/4 % Series B Senior Notes that have registered under the Securities Act of 1933, as amended.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Triad Hospitals, Inc.
Date:  November 14, 2001                 By: /s/BURKE W. WHITMAN
                                             -------------------
                                         Burke W. Whitman
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

INDEX TO EXHIBITS

None