Form 10-K
period 2001-12-31
TRIAD HOSPITALS INC
filed 2002-03-29
CIK 1074771

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission file number 0-29816

                              Triad Hospitals, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                    75-2816101
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

       13455 Noel Road, Suite 2000
             Dallas, Texas                                  75240
(Address of principal executive offices)                    (Zip Code)

                                 (972) 789-2700

              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                      NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                   ON WHICH REGISTERED
 -------------------                                 -----------------------

Common Stock, $.01 Par Value                         New York Stock Exchange
Preferred Stock Purchase Rights                      New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                                 YES [ ] NO [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

As of March 15, 2002, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 72,365,176. As of March 15, 2002 the aggregate market value of the common stock held by non-affiliates was approximately $2,245,755,666. For purposes of the foregoing calculation only, the Registrant's directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part III hereof.

                                     Part I

Item 1. Business

General

     Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides health care services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. Triad's hospital facilities include 46 general acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. One hospital included among these facilities is operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly-owned subsidiary, Quorum Health Resources, LLC ("QHR"), Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States. The terms "we", "our", "the Company", "us", and "Triad" refer to the business of Triad Hospitals, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

     Triad's general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, some of Triad's general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

     In addition to providing capital resources and general management, Triad makes available a variety of management services to its health care facilities. These services include ethics and compliance programs, national supply and equipment purchasing and leasing contracts, accounting, financial and clinical systems, governmental reimbursement assistance, information systems, legal support, personnel management, internal audit, access to regional managed care networks, resource management, and strategic and business planning.

Our Formation

     Triad was incorporated under the laws of the State of Delaware in 1999. On May 11, 1999, Triad became an independent, publicly traded company owning and operating the healthcare service business which had comprised the Pacific Group of HCA, Inc. ("HCA"). On that date, Triad was spun-off from HCA through the distribution of all outstanding shares of Triad common stock to the stockholders of HCA. Information regarding HCA in this Annual Report is derived from reports and other information filed by HCA with the Securities and Exchange Commission (the "Commission").

     On April 27, 2001, Triad completed its merger of Quorum Health Group, Inc. ("Quorum") with and into Triad for approximately $2.4 billion in cash, stock and assumption of debt. Each former Quorum shareholder became entitled to receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. See "NOTE 3 - ACQUISITIONS" in the consolidated financial statements for a more detailed description of the transaction.

     The common stock of Triad is listed on the New York Stock Exchange (Symbol:
TRI). Information about the distribution and certain indemnification and other arrangements entered into by Triad and HCA in connection with the distribution is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements.

Principal Executive Offices

     Our principal executive offices are located at 13455 Noel Road, 20th Floor, Dallas, Texas 75240, and our phone number is (972) 789-2700. Our corporate Website address is http://www.triadhospitals.com. Information contained on our Website is not part of this Annual Report.

Triad's Markets

     Most of Triad's owned facilities are located in two distinct types of markets primarily in the southern, midwestern and western United States. Over three-quarters of Triad's owned hospitals are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. Triad's hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad's owned hospitals are located in selected larger urban areas. Triad owns and operates hospitals in 16 states. Approximately half of Triad's facilities are located in the states of Alabama, Indiana, and Texas.

     Through QHR its separate contract management services and consulting subsidiary, Triad also provides management services to independent hospitals and hospital systems located throughout the United States.

Small City Markets

     Triad believes that the small cities of the southern, midwestern and western United States are attractive to health care service providers as a result of favorable demographic, economic and competitive conditions. Thirty-six of the 46 general acute care hospitals that Triad operated as of December 31, 2001 were located in these small city markets. Of these, 19 hospitals were located in communities where they were the sole hospital and 17 hospitals were located in communities where they were one of only two or three hospitals. Triad believes that small city markets can support specialty services which generally produce higher revenues than other health care services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and Triad believes that it is in a better position to negotiate more favorable managed care contracts in these markets.

     While Triad's hospitals located in these small cities are more likely to face direct competition than facilities located in smaller rural markets, that competition often is limited to a single competitor in the relevant market. Triad believes that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans.

Selected Larger Urban Markets

     Ten of the 46 general acute care hospitals that Triad operated as of December 31, 2001 are located in selected larger urban markets of the southern, midwestern and western United States.

     In addition to the direct competition Triad faces from other health care providers in its markets, there are higher levels of managed care penetration in the larger urban markets (a higher relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs).

Business Strategy

     Triad's primary objective is to provide quality health care services and simultaneously generate strong financial performance using the following strategies:

Unique Operating Strategy

     .  Operating Strategy Components
        . Develop strong relationships with the physicians in our communities.
        . Maximize community involvement by empowering local Board of Trustees. . Build strategic relationships with employees, including our nurses.
        . Launch quality initiatives to maximize patient, physician and employee satisfaction

     . Operating Strategy Objectives
        . Grow volumes through the operating strategy and by adding specialty and outpatient services.
        . Improve reimbursement rates by leveraging improved market positions.

        . Increase operating margins through volume growth and collaborative resource management.
        . Increase the margins methodically without being the "low cost" provider.

Capital Investment Strategy

     . Invest capital in same-facility expansions, new-facility development and selected acquisitions.
     . Enhance and expand healthcare services and simultaneously generate appropriate financial returns.
     . Focus on small cities and selected larger urban markets compatible with Triad's operating strategies.
     . Form joint ventures with other providers, including not-for-profit healthcare providers.

Contract Management and Consulting Services Strategy

     . Grow core business by adding new contracts with independent hospitals. . Negotiate new and renewal contract terms that achieve an appropriate balance of risk and reward.
     .  Acquire and invest selectively in independent hospitals, if invited.

Operations

     Triad's general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, certain of Triad's general acute care hospitals have a limited number of licensed psychiatric beds.

     Each of Triad's hospitals is governed by a local Board of Trustees, which is composed entirely of local community leaders and members of the hospital's medical staff. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at each hospital, monitors such practices, and is responsible for ensuring that these practices conform to established standards. Triad maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

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

     The following table sets forth certain statistics for hospitals owned by Triad for each of the past five years. The comparability of the statistics has been affected by the acquisition of Quorum on April 27, 2001. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

                                                           Years ended December 31,
                                               ---------------------------------------------------
                                                2001        2000       1999       1998       1997
                                               -------    -------    -------    -------    -------
Number of hospitals at end of period (a) ...        46         28         29         39         39
Number of licensed beds at end of period (b)     7,557      3,520      3,722      5,902      5,859
Weighted average licensed beds (c) .........     6,379      3,633      4,745      5,905      5,860
Admissions (d) .............................   233,888    128,645    145,889    169,590    172,926
Adjusted admissions (e) ....................   396,256    220,590    241,547    276,771    275,125
Average length of stay (days) (f) ..........       4.8        4.4        4.5        4.9        4.9
Average daily census (g) ...................     3,060      1,532      1,818      2,263      2,326
Occupancy rate (h) .........................        54%        49%        55%        44%        44%

(a) This table does not include any operating statistics for non-consolidating joint ventures and facilities leased to others.
(b) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c) Represents the average number of licensed beds weighted based on periods owned.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in Triad's hospitals.
(g) Represents the average number of patients in Triad's hospital beds each day.
(h) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

     Triad's hospitals have historically experienced shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers. Some of these indicators increased during 2001 due to the acquisition of Quorum, but Triad believes that these shifts will continue in the future. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Triad has responded to the outpatient trend by enhancing its hospitals' outpatient service capabilities, including:

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

Sources of Revenue

     Triad receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, and HMOs, PPOs and other private insurers as well as directly from patients. The approximate percentages of patient revenues of Triad's facilities from such sources during the periods specified below were as follows:

                                                   Years Ended December 31,
                                              ---------------------------------
                                               2001          2000          1999
                                              -----         -----         -----
Medicare ..........................            31.9%         29.6%         31.9%
Medicaid ..........................             4.4           6.4           6.9
Managed care plans ................            28.9          31.0          32.7
Other sources .....................            34.8          33.0          28.5
                                              -----         -----         -----
Total .............................           100.0%        100.0%        100.0%
                                              =====         =====         =====

     Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. All of Triad's hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. See "Reimbursement."

     To attract additional volume, most of Triad's hospitals offer discounts from established charges to certain large group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs limit Triad's ability to increase charges in response to increasing costs. See "Competition."

     Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and HMOs or PPOs, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. For more information on the reimbursement programs on which Triad's revenues are dependent, see "Reimbursement."

Hospital Management Services

     QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 200 hospitals as of December 31, 2001. QHR provides management services to independent hospitals and hospital systems under management contracts and provides selected consulting, educational and related services. In addition, QHR provides turnaround management consulting services to distressed independent hospitals. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Sixty-five percent (65%) of these hospitals have less than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital's financial management, the economic and population-related factors affecting the hospital's market, physician relationships and staffing requirements. Then, based on its assessment, QHR develops and recommends a management plan to the hospital's governing board.

     To implement the management plan adopted for each hospital, QHR provides the hospital with personnel to serve as the hospital's chief executive officer and, typically, a chief financial officer. Although these people are QHR employees, they operate under the direction and control of the hospital's governing body, and the balance of the hospital staff remain employees of the hospital under the control and supervision of the hospital. QHR's hospital-based team is supported by its regional and corporate management staff. QHR currently has 22 regional offices located throughout the United States. QHR's regional office staff is experienced in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area.

     QHR's hospital management contracts generally have a term of three to five years. QHR's management contract fees are based on amounts agreed upon by QHR and the hospital's governing body, and generally are not related to the hospital's revenues or other variables. Under QHR's hospital management contracts, QHR is not responsible for hospital licensure, certificates of need, liability coverage, capital expenditures or for other functions which are normally the responsibility of a hospital's governing body.

     QHR offers consulting and related educational and management services to hospitals that are not part of its contract management program. QHR's consulting services are directed at many of the operational needs of hospitals, including accounts receivable management, health information management, human resources, facility design and various operational services. QHR also provides consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues.

Competition

     The hospital industry is highly competitive. Triad competes with other hospitals and health care providers for patients. The competition among hospitals and other health care providers for patients has intensified in recent years. In some cases, competing hospitals are more established than Triad's hospitals. Certain of these competing facilities, particularly in urban markets, offer services, including extensive medical research and medical education programs, which are not offered by Triad's facilities. In addition, in certain of the markets where Triad operates, there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at Triad's hospitals. Although some of Triad's hospitals are located in geographic areas where they are currently the sole provider of general, acute care hospital services in their communities, these hospitals also face competition from other hospitals, including larger tertiary care centers. Despite the fact that these competing hospitals may be as far as 30 to 50 miles away, patients in these markets increasingly may migrate to these competing facilities as a result of local physician referrals, managed care incentives or personal choice.

     In addition, some of the hospitals that compete with Triad are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales taxes, and are generally exempt from property and income taxes. Triad also faces competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

     State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Five states in which Triad operates, Alabama, Mississippi, Ohio, South Carolina and West Virginia, have certificate of need laws ("CON laws"). The application process for approval of covered services, facilities, changes in operations and capital expenditures in these states is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

     The number and quality of the physicians on a hospital's staff are important factors in a hospital's competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Triad believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Admitting physicians may be on the medical staff of other hospitals in addition to those of Triad's hospitals.

     One element of Triad's business strategy is expansion through the acquisition of acute care hospitals in select markets. The competition to acquire hospitals is significant. Triad intends to acquire, on a selective basis, hospitals that are similar to those currently owned and operated. However, suitable acquisitions may not be accomplished on favorable terms.

     Another major factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services, such as HMOs and PPOs, which attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. Employers and traditional health insurers are also increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

     QHR also faces competitive challenges in the area of management services. In seeking management services, hospitals have a variety of alternatives. Hospitals managed by hospital management companies represent less than 10% of the total acute care hospitals in the United States. Most hospitals have their own management staff. Some hospitals choose to obtain management services from large, tertiary care facilities that create referral networks with smaller surrounding hospitals.

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

     The hospital industry and Triad's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. Triad endeavors to meet these challenges by expanding many of its facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new programs and services.

Employees and Medical Staff

     At December 31, 2001, Triad had approximately 33,000 employees, including approximately 9,000 part-time employees, as well as approximately 600 employees providing hospital management and consulting services. Employees at two hospitals are currently represented by labor unions. Triad considers its employee relations to be good. While Triad's non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

     Triad's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Physicians generally are not employees of Triad's hospitals although there are varying levels of employed physicians in certain markets. Some physicians provide services in Triad's hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of Triad's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. Members of the medical staffs of Triad's hospitals located in areas where there are other hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Triad's Ethics and Compliance Program

     It is Triad's policy that its business be conducted with integrity and in compliance with the law. Triad has developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

     This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad's business and to help assure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the ethics and compliance program, Triad provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of Triad's operations, and develops and implements policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad's hospitals, as well as a national "hotline" to which employees can report, on an anonymous basis if preferred, any suspected violations. Triad has also established a separate committee of the Board of Directors to monitor the compliance program.

     On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad's hospitals to substantial monetary penalties. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad's hospitals contained in the integrity agreement include:

          . Continuing the duties and activities of corporate compliance officers and committees and maintaining a written code of conduct and written policies and procedures;
          . Providing general training on the compliance policy and the agreement and specific training for the appropriate personnel on billing, coding and cost report issues;
          . Having an independent third party conduct periodic audits of inpatient DRG coding and laboratory billing;
          . Continuing a confidential disclosure program and compliance hotline and implementing enhanced screening to ensure ineligible employees and contractors are not hired;
          . Reporting material deficiencies resulting in an overpayment by a federal healthcare program and probable violations of certain laws, rules and regulations; and
          . Submitting annual reports to the Inspector General describing the operations of the corporate compliance program for the past year.

Reimbursement

     Medicare. Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system ("PPS") for inpatient hospital services. Psychiatric, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric units that are distinct parts of a hospital and meet the Centers for Medicare and Medicaid Services ("CMS") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA limits.

     Under PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital's costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals (and entities outside of the health care industry) in purchasing goods and services. Although for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals, the Benefits Improvement Protection Act of 2000 ("BIPA") has updated the rates hospitals receive so that hospitals generally received the market basket index minus 1.1% for discharges occurring on or after October 1, 2000 and before March 31, 2001 or the market basket index plus 1.1% for discharges occurring on or after April 1, 2001 and before October 1, 2001. Triad received approximately $16.0 million of additional reimbursement from BIPA in 2001 and anticipates the receipt of approximately $17.0 million of additional reimbursement in 2002. For Federal fiscal years 2002 and 2003, hospitals generally will receive the market basket index minus 0.55%. For Federal fiscal year 2004, hospitals generally will receive the full market basket. Future legislation may decrease the rate of increase for DRG payments, which could make it more difficult to grow revenue and to maintain or improve operating margins.

     Until August 1, 2000, outpatient services provided at general, acute care hospitals typically were reimbursed by Medicare based on a fee schedule. The Balanced Budget Act of 1997 ("BBA") contains provisions that affect outpatient hospital services, including a requirement that CMS adopt a PPS system for outpatient hospital services, which became effective August 1, 2000. Based on provisions of BIPA, the fee schedule is to be updated by the market basket minus 0.8% and 1.0% in Federal fiscal years 2001 and 2002, respectively, and market basket for Federal fiscal years 2003 and beyond. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare Physician fee schedule.

     Payments for Medicare skilled nursing facility services and home health services historically have been paid based on costs, subject to certain adjustments and limits. Although BBA mandates a PPS system for skilled nursing facility services, home health services and inpatient rehabilitation hospital services, BIPA has made adjustments to the PPS payments for these health care service providers. Specifically, for skilled nursing facilities, BBA set the annual inflation update at the market basket index minus 1.0% in 2001 and 2002. However, BIPA adjusts the update to the full market basket index in 2001 and the market basket index minus 0.5% in 2002 and 2003. In addition to the creation of a PPS system for skilled nursing, the BBA also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2001, 24 of Triad's hospitals operated skilled nursing facilities.

     In addition to establishing a PPS system for home health services, BBA requires a 15% payment reduction in payment limits to home health agencies. However, BIPA delayed the implementation of this reduction until 2002. As of December 31, 2001, less than 1% of Triad's revenues were derived from home health services.

     Payments to PPS-exempt hospitals and units, such as inpatient psychiatric hospital services are based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. Significantly, BIPA increases payments to PPS-exempt hospitals. In particular, total payments for rehabilitation hospitals in 2002 are to equal the amounts of payments that would have been made if the rehabilitation PPS system had not been enacted, and rehabilitation facilities are able to make a one-time election before the start of the PPS to be paid based on a fully phased-in PPS rate. In addition, BIPA increases the incentive payments paid for inpatient psychiatric services from 2% to 3%, raises the national cap on long term care hospital reimbursement by 2% and increases the individual long-term care hospital target amounts by 35%.

     Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 20 rural health clinics affiliated with Triad's hospitals.

     Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Eight of Triad's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals include a higher reimbursement rate, which is based on a blend of hospital-specific costs and a national reimbursement rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

     On November 19, 1999, Congress passed the Balanced Budget Refinement Act of 1999 (the "Refinement Act") to reduce certain of the perceived adverse effects of the BBA on various health care providers. Among other things, the Refinement Act did reduce certain outpatient PPS reimbursement reductions proposed by CMS as a part of its implementation of a PPS for outpatient hospital services by attempting to limit certain losses sustained through the implementation of such system during the first three years of implementation. The Refinement Act also provided certain reimbursement increases for certain skilled nursing facilities, in part by allowing such facilities the option of choosing to be reimbursed at the new Federal PPS rate for certain cost reporting periods beginning after December 15, 1999, as opposed to the three-year phase-in described above. Triad received approximately $3.0 million and $1.0 million in additional reimbursement as a result of the Refinement Act in 2001 and 2000, respectively.

     Medicaid. Most state Medicaid payments are made under a PPS, or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. Medicaid is currently funded jointly by the state and the Federal governments. The Federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by our hospitals.

     Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Review of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing government investigations of HCA. See "Governmental Investigations - Governmental Investigation of HCA and Related Litigation." The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that prior to the spin-off from HCA owned facilities now owned by Triad. It is too early to predict the outcome of these investigations, but if Triad, or any Triad facility is found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar program, Triad could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on Triad's financial position and results of operations. HCA has agreed to indemnify Triad in respect of losses arising from such government investigations for the period prior to the spin-off. See "Governmental Investigations - Governmental Investigation of HCA and Related Litigation" for more information regarding such arrangement.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. The due dates for cost reports for cost reporting periods ending after August 31, 2000 have been delayed due to CMS not issuing the final payment schedules for outpatient PPS. Triad has not filed cost reports for these periods, although the estimated impact of filing these cost reports has been reflected in the financial statements. The delay in filing these cost reports will extend the time period of final determination of amounts earned. Pursuant to the terms of the spin-off distribution agreement, Triad will be responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for Triad's facilities for all periods ending after the spin-off. HCA has agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for Triad facilities operated by HCA prior to the spin-off relating to periods ending on or prior to the spin-off and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports.

     Managed Care. Pressures to control the cost of health care have historically resulted in increases in admissions attributable to managed care payers, although admissions for managed care payers declined in 2001 due, in part, to the Quorum acquisition. Triad expects that volumes related to managed care payers will increase in the future. Triad generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, Triad intends to take steps to improve its managed care position. The percentage of Triad's revenues attributable to managed care payers were 28.9%, 31.0% and 32.7% for the years ended December 31, 2001, 2000 and 1999, respectively. See "Business Strategy" for a more detailed discussion of such strategy.

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

Government Regulation and Other Factors

     Licensure, Certification and Accreditation. Health care facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of Triad's health care facilities are properly licensed under appropriate state laws.

     All of the hospitals affiliated with Triad are certified under the Medicare and Medicaid programs and all are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its accreditation by this Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. The facilities of Triad are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for Triad to effect changes in its facilities, equipment, personnel and services.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates in five states (Alabama, Mississippi, Ohio, South Carolina, and West Virginia) that require CON approval to expand certain acute care hospital services. Such laws generally require state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility's license.

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

     The Federal False Claims Act and Similar State Laws. A trend affecting the health care industry today is the increased use of the Federal False Claims Act, and, in particular, actions being brought by individuals on the government's behalf under the False Claims Act's qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

     When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,000 to $10,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. From time to time, companies in the health care industry, including Triad, may be subject to actions under the False Claims Act. For a more complete discussion of litigation brought against Triad under the False Claims Act, see "Governmental Investigations."

     Federal and State Fraud and Abuse. Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a Federal health care program (the "Anti-Kickback Statute"). In addition to felony criminal penalties (fines up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal health care programs.

     The Anti-Kickback Statute has been interpreted broadly by Federal regulators and certain courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-Kickback Statute.

     As authorized by Congress, the Office of the Inspector General has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently, there are safe harbors for various activities, including, but not limited to: investment interest, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, employees, investments in group practices, and ambulatory surgery centers. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement unlawful under the Anti-Kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities.

     Triad has a variety of financial relationships with physicians who refer patients to Triad's hospitals. Triad also has contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements. Triad also provides financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by Triad's hospitals. Several of Triad's freestanding surgery centers have physician investors and physicians own interests in certain of Triad's hospitals. Some of the arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-Kickback Statute will not determine that any of these arrangements violate the Anti-Kickback Statute or other Federal or state laws.

     The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created civil penalties for conduct including improper coding and billing for unnecessary goods and services. HIPAA also broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs.

     The Social Security Act also includes a provision commonly known as the "Stark Law." This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician's ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

     On January 4, 2001, CMS issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered Phase I, of a two-phase process, with the remaining regulations to be published at an unknown future date. Phase I of the regulations became effective January 4, 2002, except in the case of the provisions relating to home health agencies, which became effective April 5, 2001.

     Many of the states in which Triad operates also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the Anti-Kickback Statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

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

     Administrative Simplification. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 2002 subject to certain recently enacted exceptions, but Triad cannot yet predict the impact that these final regulations will have.

     HIPAA also requires CMS to adopt standards to protect the security and privacy of health-related information. Regulations were proposed on August 12, 1998, but have not yet been finalized. However, as proposed, these regulations would require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, CMS released final regulations containing privacy standards in December 2000 and which require compliance by February 2003. As currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations, when they become effective, could impose significant costs on Triad's facilities in order to comply with these standards. Violations of the Administrative Simplification provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

     In addition, Triad's facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties.

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

     Insurance. As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad obtained insurance coverage on a claims incurred basis from HCA's wholly-owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad's existing coverage on August 1, 2001.

     Triad has a reserve for general and professional liability risks of $36.0 million at December 31, 2001. Any losses incurred in excess of amounts maintained under such insurance will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See "NOTE 2 - ACCOUNTING POLICIES - General and Professional Liability Risks" in the consolidated financial statements for a more detailed discussion of such arrangements.

Governmental Investigations

     False Claims Act Litigation. At a meeting in September 1998, Quorum learned from the government that the government would likely join in a lawsuit filed against Quorum under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Quorum subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." The government joined the case against Quorum in October 1998. The relator's lawsuit named Quorum, QHR, HCA and all hospitals that Quorum or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that Quorum knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

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

     The government asserted that the false claims in cost reports were, in part, reflected in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as the result of company policy. This qui tam action sought three times the amount of damages caused to the United States by Quorum's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each claim, and the relator's attorneys' fees and costs. On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, QHR and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million in compensation to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid in April 2001. The settlement agreement also provides, on certain conditions, for a release of all hospitals currently or formerly managed by QHR electing to participate in the settlement.

     In connection with the settlement, Quorum entered into a corporate integrity agreement with the Office of the Inspector General containing, among other things, an affirmative obligation to report certain violations of applicable laws and regulations. On August 10, 2001, the Office of Inspector General agreed to suspend Quorum's obligations under this corporate integrity agreement until November 1, 2001, in exchange for Triad's agreement to negotiate a corporate integrity agreement that would also include the hospitals owned by Triad at the time of its merger with Quorum, as well as hospitals Triad might subsequently acquire. (In the distribution agreement with HCA at the time of its spin-off, Triad agreed to participate in the negotiation of a corporate integrity agreement with the Office of Inspector General.) These negotiations of a "combined" corporate integrity agreement were concluded and the agreement became effective on November 1, 2001. See "Triad's Ethics and Compliance Program".

     Other Qui Tam Actions and Related Investigations. In May 1998, Quorum was informed that it was a defendant in another qui tam action involving home health services provided by two of its owned hospitals and alleging that Quorum had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom Quorum fired in April 1996. The United States Attorney's Office allowed Quorum an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. Quorum cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews.

     On October 26, 2000, Quorum completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency (CV-96-P1638-S, N.D. Alabama). Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five year corporate integrity agreement covering Flowers Hospital with the Office of the Inspector General which was terminated upon the effective date of the Quorum corporate integrity agreement entered into in connection with the False Claims Act litigation discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     As a result of its ongoing discussions with the government, prior to the merger Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys' fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice. As Quorum's successor, Triad was also a defendant in another qui tam complaint, in which the government declined to intervene. After receipt of service, Triad filed motions to dismiss such litigation against Quorum and QHR and on October 9, 2001, the relators filed notices of voluntary dismissal, to which the government indicated its consent. The court dismissed such litigation on October 17, 2001.

     From time to time, Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about such investigations, or about qui tam actions filed against Triad unless and to the extent such are unsealed.

     Governmental Investigation of HCA and Related Litigation. In connection with the spin-off, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings described below. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described below.

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

     HCA is a defendant in several qui tam actions on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

     On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice resolving certain civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. HCA paid $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and HCA's existing letter of credit agreement with the government was reduced from $1 billion to $250 million. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. Civil issues relating to cost reporting and physician relations are not covered by the settlement agreement.

     On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's offices to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to certain specified billing and reimbursement for services provided pursuant to Federal health care benefit programs. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and two non-operating subsidiaries of HCA entered certain pleas in respect of the criminal actions.

     The agreements announced on December 14, 2000 relate only to conduct that was the subject of the Federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

     . any civil, criminal or administrative liability under the Internal Revenue Code;
     .    any other criminal liability;
     . any administrative liability, including mandatory exclusion from Federal health care programs;
     . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;
     . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;
     . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and
     . any civil or administrative claims of the United States against individuals.

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from CMS that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

     On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicaid cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA's various qui tam cases with respect to cost reports and physician relations.

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

Item 2. Properties

     The following table lists the hospitals owned, except as otherwise indicated, by Triad as of December 31, 2001.

Facility Name                               City              State   Licensed Beds
-------------                               ----              -----   -------------
Flowers Hospital                            Dothan             AL         400
Medical Center Enterprise                   Enterprise         AL         131
Gadsden Regional Medical Center             Gadsden            AL         346
Crestwood Medical Center                    Huntsville         AL         120
Jacksonville Hospital                       Jacksonville       AL          89
Bates Medical Center                        Bentonville        AR          63
Medical Center of South Arkansas (1)        El Dorado          AR         166
Medical Park Hospital                       Hope               AR          91
Northwest Medical Center                    Springdale         AR         222
El Dorado Hospital                          Tucson             AZ         166
Northwest Medical Center                    Tucson             AZ         193
San Leandro Hospital                        San Leandro        CA         122
Bluffton Regional Medical Center            Bluffton           IN          96
Dupont Hospital (2)                         Fort Wayne         IN          86
Lutheran Hospital of Indiana                Fort Wayne         IN         404
St. Joseph Hospital                         Fort Wayne         IN         191
Kosciusko Community Hospital                Warsaw             IN          72
Overland Park Regional Medical Center (3)   Overland Park      KS          --
Women & Children's Hospital                 Lake Charles       LA          80
Wesley Medical Center                       Hattiesburg        MS         211
River Region Health System (4)              Vicksburg          MS         385
Independence Regional Health Center (3)     Independence       MO          --
Carlsbad Medical Center                     Carlsbad           NM         127
Lea Regional Medical Center                 Hobbs              NM         250
Barberton Citizens Hospital (5)             Barberton          OH         327
Doctors Hospital of Stark County (5)        Massillon          OH         166
Claremore Regional Hospital                 Claremore          OK          89
SouthCrest Hospital                         Tulsa              OK         116
Willamette Valley Medical Center            McMinnville        OR          80
Carolinas Hospital System - Florence        Florence           SC         372
Carolinas Hospital System - Lake City (6)   Lake City          SC          48
Mary Black Memorial Hospital (7)            Spartanburg        SC         209
Abilene Regional Medical Center             Abilene            TX         187
Alice Regional Medical Center               Alice              TX         138
Brownwood Regional Medical Center           Brownwood          TX         218
College Station Medical Center              College Station    TX         119
Navarro Regional Hospital                   Corsicana          TX         162
Denton Community Hospital                   Denton             TX         122
Longview Regional Medical Center            Longview           TX         164
Woodland Heights Medical Center             Lufkin             TX         146
Pampa Regional Medical Center               Pampa              TX         115
San Angelo Community Medical Center         San Angelo         TX         162
Medical Center at Terrell (8)               Terrell            TX         130
DeTar Healthcare System                     Victoria           TX         359
Gulf Coast Medical Center                   Wharton            TX         161
Greenbrier Valley Medical Center            Lewisburg          WV         122

     (1) Triad holds a 50% equity interest in a non-consolidated joint venture which owns and operates this facility.
     (2) Owned by a limited liability company which owns an 81.3% interest and is the manager.

     (3) Triad continues to own the assets related to this hospital, but has transferred the exclusive rights to use and control the hospital's operations to a separate, independent entity pursuant to a long-term lease agreement effective as of January 1, 1999. There are 726 licensed beds at the leased facilities.
     (4) Owned by a limited liability company which owns a 64.5% interest and is the manager.
     (5) Owned by a limited liability company which owns a 95% interest and is the manager.
     (6) Carolinas Hospital System - Lake City is held pursuant to operating leases with initial terms of ten years and two renewal options of five years each.
     (7) Owned by a limited liability company which owns an 89.4% interest and is the manager.
     (8) Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.

     In addition to the hospitals listed in the table above, as of December 31, 2001, Triad operated 14 ambulatory surgery centers, including three surgery centers that are operated by an unaffiliated third party pursuant to a long-term lease. Medical office buildings also are operated in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at Triad's hospitals.

     The following table lists the hospitals owned by joint venture entities in which Triad is the minority owner and our percentage ownership interest as of December 31, 2001. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture                           Facility Name                             City        State   Licensed Beds
-------------                           -------------                             ----        -----   -------------
Macon Healthcare LLC                    Coliseum Medical Center (38%)             Macon         GA         250
Macon Healthcare LLC                    Coliseum Psychiatric Center (38%)         Macon         GA          60
Macon Healthcare LLC                    Macon Northside Hospital (38%)            Macon         GA         103
Macon Healthcare LLC                    Middle Georgia Hospital (38%)             Macon         GA         119
Summerlin Hospital Medical Center LLC   Summerlin Hospital Medical Center (26%)   Las Vegas     NV         166
Valley Health System LLC                Desert Springs Hospital (28%)             Las Vegas     NV         233
Valley Health System LLC                Valley Hospital Medical Center (28%)      Las Vegas     NV         417

     Triad's headquarters are located in approximately 63,000 square feet of space in one office building in Dallas, Texas. Triad sub-leases this space from HCA. See "NOTE 13-AGREEMENTS WITH HCA" in the consolidated financial statements for a more detailed description of such arrangement.

     QHR leases its headquarters in Brentwood, Tennessee and regional offices located throughout the United States.

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

     In April 2001, the parties negotiated a settlement that would result in the dismissal of the action. The settlement was subject to a number of conditions, including Court approval. Court approval was obtained, and on October 22, 2001 the court dismissed the action pursuant to the terms of the agreed upon settlement and Triad paid the settlement. The settlement did not have a material effect on Triad's financial position or results of operations.

     In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased Quorum's common stock from October 25, 1995 through October 21, 1998, except for Quorum's insiders and their immediate families. The amended complaint names Quorum, several of Quorum's former officers, and one of Quorum's former outside directors, as defendants.

     The amended complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that Quorum materially inflated Quorum's net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of that practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, Quorum filed a motion to dismiss the complaint. On November 13, 2000, the judge denied Quorum's motion to dismiss the complaint against Quorum and James E. Dalton, Jr., Quorum's former President/CEO. The judge granted Quorum's motion to dismiss as to all other defendants. The judge has heard oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss and on April 19, 2001 granted Mr. Dalton's motion to dismiss. The parties recently tentatively agreed to submit the class action to non-binding mediation. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    Part II.

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     Triad's common stock commenced trading on the Nasdaq Stock Market National Market, on May 11, 1999 (symbol "TRIH"). On April 30, 2001, Triad's common stock commenced trading on the New York Stock Exchange (symbol "TRI"). The table below set forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on by Nasdaq and New York Stock Exchange for Triad's common stock for the years ended December 31, 2000 and 2001.

2000                                                   High             Low
----                                                   ----             ---
First Quarter ..........................              $18.75           $13.44
Second Quarter .........................               25.00            14.88
Third Quarter ..........................               33.00            21.94
Fourth Quarter .........................               34.38            25.44
2001
----
First Quarter ..........................              $33.81           $24.81
Second Quarter .........................               31.42            24.49
Third Quarter ..........................               36.70            29.95
Fourth Quarter .........................               36.50            25.70

     At the close of business on March 15, 2002, there were approximately 13,000 holders of record of Triad's common stock.

     Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain bank indebtedness covenants. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Selected Financial Data

     The following consolidated selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Triad's consolidated financial statements and related notes to the consolidated financial statements, which are included herein.

                                                                                Years Ended December 31,
                                                     -----------------------------------------------------------------------
                                                        2001           2000           1999           1998            1997
                                                     -----------    -----------    -----------    -----------    -----------
                                                             (Dollars in millions, except per share amounts)
Summary of Operations:
Revenues .........................................   $   2,669.5    $   1,235.5    $   1,329.1    $   1,588.7    $   1,609.3
Income (loss) from operations (a) ................           6.0            4.4          (95.6)         (85.5)         (19.0)
Net income (loss) (a) ............................           2.8            4.4          (95.6)         (87.1)         (19.8)
Basic earnings (loss) per share:
  Income (loss) from operations ..................   $      0.10    $      0.14    $     (3.12)   $     (2.80)   $     (0.62)
  Net income (loss) ..............................   $      0.04    $      0.14    $     (3.12)   $     (2.85)   $     (0.65)
  Shares used in computing basic earnings
     (loss) per share (in millions) ..............          57.7           31.7           30.6           30.6           30.6
Diluted earnings (loss) per share:
  Income (loss) from operations ..................   $      0.10    $      0.13    $     (3.12)   $     (2.80)   $     (0.62)
  Net income (loss) ..............................   $      0.05    $      0.13    $     (3.12)   $     (2.85)   $     (0.65)
  Shares used in computing diluted earnings (loss)
     per share (in millions) .....................          61.1           34.1           30.6           30.6           30.6

Financial Position:
Assets ...........................................   $   4,165.3    $   1,400.5    $   1,341.1    $   1,371.3    $   1,410.5
Long-term  debt,  including  amounts  due  within
one year .........................................       1,773.8          590.7          555.4           14.3           15.4
Intercompany balances payable to HCA .............            --             --             --          613.7          525.0
Working capital ..................................         381.0          191.9          187.6          184.9          150.3
Capital expenditures .............................         200.6           94.4          132.7          114.9          120.1

Operating Data:
EBITDA (b) .......................................   $     361.1    $     174.0    $     124.5    $     149.0    $     187.8
Number of hospitals at end of period (c) .........            46             28             29             39             39
Number of licensed beds at end of period (d) .....         7,557          3,520          3,722          5,902          5,859
Weighted average licensed beds (e) ...............         6,379          3,633          4,745          5,905          5,860
Number of available beds at end of period (f) ....         6,776          3,162          3,280          5,199          5,230
Admissions (g) ...................................       233,888        128,645        145,889        169,590        172,926
Adjusted admissions (h) ..........................       396,256        220,590        241,547        276,771        275,125
Average length of stay (days) (i) ................           4.8            4.4            4.5            4.9            4.9
Average daily census (j) .........................         3,060          1,532          1,818          2,263          2,326
Occupancy rate (k) ...............................            54%            49%            55%            44%            44%
Selected Ratios:
Ratio of earnings to fixed charges (l) ...........          1.3x           1.3x             --             --             --

(a) Includes charges related to impairment of long-lived assets of $23.1 million ($21.1 million after tax benefit), $8.0 million ($4.7 million after tax benefit), $69.2 million ($55.8 million after tax benefit), $55.1 million ($32.9 million after tax benefit) and $13.7 million ($8.2 million after tax benefit) for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(b) EBITDA is defined as income (loss) from operations before depreciation and amortization, interest expense, ESOP expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c) This table does not include any operating statistics for non-consolidating joint ventures and facilities leased to others.
(d) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On April 27, 2001, Triad completed the merger of Quorum with and into Triad with Triad being the surviving corporation. Under the terms of the merger agreement, Quorum shareholders became entitled to receive $3.50 in cash and
0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The purchase price was approximately $2.4 billion. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad's results of operations beginning May 1, 2001.

     On May 2, 2001, Triad sold two of the acute care hospitals acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, one hospital acquired in the merger with Quorum was designated as held for sale prior to the completion of the merger. The purchase price allocation of this hospital was equal to the estimated sales price of the hospital plus the anticipated cash flows for its estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospital. On August 7, 2001, Triad sold this hospital. The results of operations of this entity are not included in Triad's results of operations.

     Subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

     During 2001, Triad acquired the remaining 50% interest in one of its joint ventures and sold one hospital. During 2000, Triad sold one hospital, ceased operations of two hospitals and purchased two hospitals. Triad sold its partnership interest in a rehabilitation hospital on March 31, 2000. During 1999 after the spin-off, Triad sold ten hospitals and two ambulatory surgery centers and opened one new hospital that was accounted for using the equity method.

     The above described events significantly affect the comparability of the results of operations for the years ended December 31, 2001, 2000, and 1999.

Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to,

..    the highly competitive nature of the health care business,
..    the efforts of insurers, health care providers and others to contain health care costs,
..    possible changes in the Medicare and Medicaid programs that may limit reimbursements to health care providers and insurers,
..    changes in federal, state or local regulation affecting the health care industry,
..    the possible enactment of federal or state health care reform,
..    the ability to attract and retain qualified management and personnel, including physicians and nurses,
..    the departure of key executive officers from Triad,
..    claims and legal actions relating to professional liabilities and other matters,
..    fluctuations in the market value of Triad common stock,
..    changes in accounting practices,
..    changes in general economic conditions,
..    future divestitures which may result in additional charges,
..    the ability to enter into managed care provider arrangements on acceptable terms,
..    the availability and terms of capital to fund the expansion of Triad's business,
..    changes in business strategy on development plans,
..    the ability to obtain adequate levels of general and professional liability insurance,
..    potential adverse impact of known and unknown government investigations,
..    timeliness of reimbursement payments received under government programs,
     and
..    other risk factors described herein.

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

Critical Accounting Policies and Estimates

     Triad's discussion and analysis of its financial condition and results of operations are based upon Triad's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Triad to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, Triad evaluates its estimates, including those related to third-party payer discounts, bad debts, property and equipment, intangible assets, income taxes, general and professional liability risks and contingencies and litigation. Triad bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Triad believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     Triad's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Bad  Debt

     Triad maintains allowances for doubtful accounts for estimated losses resulting from payers' inability to make payments on accounts. Triad estimates these allowances based on historical net write-offs of uncollectible accounts. If payers' ability to pay deteriorates, additional allowances may be required.

Property and Equipment and Intangible Assets

     Triad evaluates the carrying value of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and recognizes impairment losses when the fair value is less than the carrying value. The fair value of assets to be held and used is determined using discounted future cash flows. The fair value of assets held for sale is determined using estimated selling values. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, Triad prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. If market conditions become less favorable than those projected by management, additional impairments may be required.

Income Taxes

     Triad records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Triad has considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Triad were to determine that the realization of its deferred tax asset in the future is different than its net recorded amount, an adjustment to income would be necessary.

General and Professional Liability Risks

     Triad self-insures portions of its workers compensation, health insurance and general and professional liability insurance coverage and maintains excess loss policies. The reserves for these self insured portions are based on actuarially determined estimates. Any factors changing the underlying data used in determining these estimates would result in revisions to the reserves which could result in an adjustment to income.

Contingencies

     Triad is subject to claims and suits arising from governmental investigations and other matters in the ordinary course of business. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. Triad is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, which would result in an adjustment to income.

Results of Operations

Revenue/Volume Trends

     As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. Triad also acquired the remaining 50% interest in one of its joint ventures effective January 1, 2001 and two hospitals in the fourth quarter of 2000. The merger and acquisitions collectively contributed revenue of $1,390.5 million for the year ended December 31, 2001.

     Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Balanced Budget Act, Triad's reimbursement from the Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Refinement Act and were further mitigated by BIPA. Additional reimbursement from BIPA was approximately $16.0 million in the year ended December 31, 2001. Triad anticipates receiving approximately $17.0 million in additional reimbursement in 2002. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts, where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being significantly reduced. As part of the Balanced Budget Act, CMS implemented outpatient PPS on August 1, 2000 which reduced reimbursement in 2000. Patient revenues related to Medicare and Medicaid patients were 36.3%, 36.0%, and 38.8% of total patient revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Patient revenues related to managed care plan patients were 28.9%, 31.0% and 32.7% of total patient revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Patient revenues from capitation arrangements, or prepaid health service agreements, are less than 1% of patient revenues in each period presented. See Item I "Business - Reimbursement."

     Management of Triad has focused on streamlining its portfolio of facilities to eliminate those with poor financial performance, weak competitive market positions or locations in certain urban markets. Triad sold one hospital during the year ended December 31, 2001, sold one hospital and ceased operations of two hospitals during the year ended December 31, 2000, and sold ten hospitals during the year ended December 31, 1999. Revenues for these facilities were $60.5 million, $118.8 million and $249.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Triad's revenues also continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 45.6% in the year ended December 31, 2001 compared to 45.3% in the comparable period in 2000.

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

     In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports for former HCA facilities owned by Triad at the time of the spin-off from HCA relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the date of the spin-off. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $24.2 million as of December 31, 2001.

Operating Results Summary

     Following are comparative summaries of results from operations for the years ended December 31, 2001, 2000 and 1999. Dollars are in millions, except per share amounts and ratios.

                                                                            Years Ended December 31,
                                                   --------------------------------------------------------------------------
                                                             2001                     2000                     1999
                                                   -----------------------   -----------------------   ----------------------
                                                     Amount     Percentage     Amount     Percentage     Amount    Percentage
                                                   ----------   ----------   ----------   ----------   ---------   ----------
Revenues........................................   $  2,669.5      100.0     $  1,235.5      100.0     $ 1,329.1      100.0

Salaries and benefits...........................      1,128.5       42.3          511.1       41.4         570.9       42.9
Reimbursable expenses...........................         41.6        1.6             --         --            --         --
Supplies........................................        411.2       15.4          185.6       15.0         200.1       15.0
Other operating expenses........................        501.7       18.8          259.8       21.0         301.5       22.7
Provision for doubtful accounts.................        239.9        9.0          103.6        8.4         129.0        9.7
Depreciation and amortization...................        170.1        6.3           83.2        6.7          98.5        7.4
Interest expense allocated from HCA.............           --         --             --         --          22.5        1.7
Interest expense, net...........................        126.0        4.7           57.3        4.6          42.7        3.2
ESOP expense....................................          9.3        0.4            7.1        0.6           3.7        0.3
Management fees allocated from HCA..............           --         --             --         --           8.9        0.7
Gain on sale of assets..........................        (23.1)      (0.9)          (7.9)      (0.6)         (8.6)      (0.6)
Impairment of long-lived assets.................         23.1        0.9            8.0        0.7          69.2        5.2
                                                   ----------      -----     ----------      -----     ---------      -----
                                                      2,628.3       98.5        1,207.8       97.8       1,438.4      108.2
                                                   ----------      -----     ----------      -----     ---------      -----
Income (loss) from operations before
    minority interests, equity in
    earnings and income tax
    (provision) benefit.........................         41.2        1.5           27.7        2.2        (109.3)      (8.2)
Minority interests in earnings of
    consolidated entities.......................         (7.2)      (0.2)          (9.0)      (0.7)         (8.7)      (0.7)
Equity in earnings (loss) of
    non-consolidating entities..................         14.5        0.5           (1.4)      (0.1)         (3.1)      (0.2)
                                                   ----------      -----     ----------      -----     ---------      -----
Income (loss) from  operations  before income
    tax(provision) benefit......................         48.5        1.8           17.3        1.4        (121.1)      (9.1)
Income tax (provision) benefit..................        (42.5)      (1.6)         (12.9)      (1.0)         25.5        1.9
                                                   ----------      -----     ----------      -----     ---------      -----
Income (loss) from operations...................   $      6.0        0.2     $      4.4        0.4     $  (95.6)       (7.2)
                                                   ==========      =====     ==========      =====     =========      =====
Income (loss) per common share from operations
Basic...........................................   $     0.10                $     0.14                $   (3.12)
Diluted ........................................   $     0.10                $     0.13                $   (3.12)
EBITDA (a)......................................   $    361.1                $    174.0                $   124.5
Number of hospitals at end of period (b)
    Owned and managed...........................           43                        24                       25
    Joint ventures..............................            1                         2                        2
    Leased to others............................            2                         2                        2
                                                   ----------                ----------                ---------
    Total.......................................           46                        28                       29

Licensed beds at end of period (c)..............        7,557                     3,520                    3,722
Available beds at end of period (d).............        6,776                     3,162                    3,280
Admissions (e)
    Owned and managed...........................      233,888                   128,645                  145,889
    Joint ventures..............................        5,758                    11,718                    7,774
                                                   ----------                ----------                ---------
    Total  .....................................      239,646                   140,363                  153,663
Adjusted admissions (f).........................      396,256                   220,590                  241,547
Outpatient visits...............................    2,677,338                 1,295,841                1,462,250
Inpatient surgeries.............................       86,187                    45,637                   49,630
Outpatient surgeries............................      244,928                   164,051                  172,782
                                                   ----------                ----------                ---------
Total surgeries.................................      331,115                   209,688                  222,412
Average length of stay (g)......................          4.8                       4.4                      4.5
Outpatient revenue percentage...................         45.6%                     45.3%                    44.2%
Inpatient revenue per admission.................        5,785                     5,069                    4,937
Outpatient revenue per outpatient visits........          424                       417                      390
Patient revenue per  adjusted admission.........        6,283                     5,408                    5,341

(a) EBITDA is defined as income (loss) from operations before depreciation and amortization, interest expense, ESOP expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because

     EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) This table does not include any operating statistics for facilities leased to others and, except for admissions for the managed joint ventures, the joint ventures.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "adjusts" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the average number of days an admitted patient stays in Triad's hospitals.

Years Ended December 31, 2001 and 2000

     Income from operations increased to $6.0 million in the year ended December 31, 2001 from $4.4 million in the year ended December 31, 2000. The change was attributable primarily to $122.9 million of pre-tax income from acquisitions, excluding the charges associated with coordinating Quorum's accounting policies, practices, and estimation processes with those of Triad. Pre-tax income from same facility operations increased $12.9 million, which included $1.1 million of unfavorable adjustments in the year ended December 31, 2000 at one facility from write-offs of certain expenditures that were previously capitalized. Same facility equity in earnings increased $2.9 million due primarily to $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the year ended December 31, 2000. Another factor contributing to the increase was decreased losses on facilities that were sold or closed of $7.5 million. Additionally, Triad recognized a $22.0 million gain on the sale of one hospital during the year ended December 31, 2001 compared to a $7.9 million gain on sale during the year ended December 31, 2000. The decreases were offset by $31.8 million of charges associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad and an increase in interest expense of $68.7 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Triad had impairments of long-lived assets of $23.1 million in the year ended December 31, 2001 compared to $8.0 million in the year ended December 31, 2000. Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation established by Triad. Corporate overhead increased $14.2 million in the year ended December 31, 2001 compared to the year ended December 31, 2000 due primarily to additional staffing and other costs due to the merger.

     Revenues increased to $2,669.5 million in the year ended December 31, 2001 from $1,235.5 million in the year ended December 31, 2000. Same facility revenues increased $121.1 million or 11.0% in the year ended December 31, 2001 compared to December 31, 2000. For the year ended December 31, 2001 compared to the year ended December 31, 2000, same facility admissions increased 4.7%, adjusted admissions increased 4.0%, revenues per adjusted admission increased 5.8%, outpatient visits increased 1.8%, outpatient revenue per visit increased 7.8% and surgeries increased 3.1%. Another factor in the increase in revenues was $4.9 million in favorable prior year cost report settlements during 2001. Revenues for the year ended December 31, 2000 included $4.8 million in favorable prior year cost report settlements and contractual estimate adjustments and $5.2 million in unfavorable changes of estimate for contractual discounts at one facility. Revenues for facilities acquired were $1,390.5 million in the year ended December 31, 2001, which included $2.1 million in favorable prior year cost report settlements. Revenues for facilities acquired were reduced by $8.3 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad as discussed previously. The acquired facilities had admissions of 109,455, adjusted admissions of 184,285, outpatient visits of 1,456,472 and surgeries of 125,937. The increase in revenues was partially offset by the facilities that were sold or closed. In the year ended December 31, 2001 compared to the year ended December 31, 2000, the sold or closed facilities revenues decreased $58.3 million, which included $3.1 million in favorable prior year cost report settlements and contractual estimates in 2000. The facilities that were sold or closed had admissions of 7,164, adjusted admissions of 11,700, outpatient visits of 48,068 and surgeries of 11,602 in the year ended December 31, 2001. The facilities that were sold or closed had admissions of 14,576, adjusted admissions of 19,856, outpatient visits of 127,154 and surgeries of 19,541, in the year ended December 31, 2000.

     Salaries and benefits (which include contract nursing), as a percentage of revenues, increased to 42.3% in the year ended December 31, 2001 from 41.4% in the year ended December 31, 2000. Same facility salaries and benefits increased 0.7% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due primarily to $5.5 million of non-cash stock option expense in 2001, an increase in the number of full time equivalent employees primarily at the corporate office and a smaller favorable adjustment relating to Triad's retirement plan contributions of $1.3 million in 2001 compared to $2.8 million in 2000. This was partially offset by productivity increases. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 43.1% in the year ended December 31, 2001. This includes approximately $3.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office and approximately $1.0 million in severance cost for a reduction in force at QHR. Also included in salaries and benefits for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facilities sold or closed were $27.2 million in the year ended December 31, 2001 compared to $59.4 million in the year ended December 31, 2000, which included approximately $2.6 million of severance costs associated with the closure of two facilities.

     Reimbursable expenses were 1.6% as a percentage of revenue in the year ended December 31, 2001. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

     Supplies increased as a percentage of revenues to 15.4% in the year ended December 31, 2001 from 15.0% in the year ended December 31, 2000. Same facility supplies increased 0.3% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due primarily to higher patient acuity and supply cost increases. Additionally, Triad had unfavorable adjustments of $1.1 million in the year ended December 31, 2000 at one facility from the write-off of certain expenditures that were previously capitalized. Supplies for the acquired facilities, as a percentage of revenue, were 15.5% in the year ended December 31, 2001. Supplies for the facilities sold or closed were $8.8 million in the year ended December 31, 2001 compared to $17.7 million in the year ended December 31, 2000.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.8% in the year ended December 31, 2001 compared to 21.0% in the year ended December 31, 2000. Same facility other operating expenses decreased 0.2% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This decrease was due primarily to the increase in revenues. This was partially offset by an increase in professional fees at the corporate office. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.3% in the year ended December 31, 2001. Other operating expenses for the facilities sold or closed were $14.2 million in the year ended December 31, 2001 compared to $30.9 million in the year ended December 31, 2000.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.0% in the year ended December 31, 2001 compared to 8.4% in the year ended December 31, 2000. Same facility provision for doubtful accounts increased 1.4% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due, in part, to an increase in emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. Triad also refined the estimation process of the allowance for doubtful accounts resulting in a $2.0 million reduction in the provision in 2000. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 8.7% in the year ended December 31, 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum's accounting policies, practices and estimation process with those of Triad. Provision for doubtful accounts for the facilities sold or closed was $6.8 million in the year ended December 31, 2001 compared to $13.7 million in the year ended December 31, 2000.

     Depreciation and amortization, as a percentage of revenues, decreased to 6.3% in the year ended December 31, 2001 compared to 6.7% in the year ended December 31, 2000. This was due primarily to the increase in revenues.

     Interest expense, which was offset by $1.6 million and $4.9 million of interest income in the year ended December 31, 2001 and 2000, respectively, increased to $126.0 million in the year ended December 31, 2001 from $57.3 million in the year ended December 31, 2000, due to additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition and a decrease in interest income.

     Gain on sale of assets was $23.1 million during the year ended December 31, 2001, due primarily to the sale of one hospital facility in the fourth quarter of 2001. Gain on sale of assets was $7.9 million during the year ended December 31, 2000, due primarily to the sale of one hospital facility and Triad's partnership interest in a rehabilitation hospital.

     Impairments on long-lived assets were $23.1 million in the year ended December 31, 2001 and $8.0 million in the year ended December 31, 2000. The impairments during 2001 were primarily due to the carrying value of the long-lived assets related to one hospital being reduced to fair value, based on estimated future cash flows. The impairments during 2000 were primarily due to the carrying value of the long-lived assets related to one hospital closed being reduced to fair value, based on estimated disposal value.

     Minority interests decreased to $7.2 million in the year ended December 31, 2001 compared to $9.0 million in the year ended December 31, 2000. This was due primarily to the operations of one hospital joint venture acquired in the Quorum acquisition.

     Equity in earnings (loss) of affiliates increased to $14.5 million in the year ended December 31, 2001 from $(1.4) million in the year ended December 31, 2000, primarily due to the Quorum acquisition and $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the year ended December 31, 2000.

     Income tax provision was $42.5 million in the year ended December 31, 2001 compared to $12.9 million in the year ended December 31, 2000. As discussed previously, included in the income tax provision for the year ended December 31, 2001 was $5.0 million in charges associated with coordinating Quorum's accounting policies, practices and estimation processes. Triad's effective tax rate was significantly increased by the effect of nondeductible goodwill amortization, nondeductible expense for impairments and ESOP expense. Triad's effective tax rate will be reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization. See "Recent Accounting Pronouncements".

Years Ended December 31, 2000 and 1999

     Income from operations increased to $4.4 million in the year ended December 31, 2000 from a loss of $95.6 million in the year ended December 31, 1999. The increase was partially attributable to impairment charges of $69.2 million in the year ended December 31, 1999 compared to $8.0 million in the year ended December 31, 2000. Other factors contributing to the increase were decreased losses before impairment charges of $36.1 million in the facilities that were divested in 2000 and 1999 and improvement in the operations of the facilities that comprised ongoing operations of $23.5 million. Ongoing operations exclude facilities that were sold or closed in 2000 and 1999. In addition, there were $8.6 million of favorable prior year cost report settlements and contractual estimates during the year ended December 31, 2000 and a $3.7 million increase in equity in earnings, primarily due to one non-consolidating entity which opened in May 1999. These increases were partially offset during the year ended December 31, 2000 by $5.2 million of unfavorable contractual adjustments at one facility, $1.1 million of unfavorable adjustments at one facility from write-offs of certain expenses that were previously capitalized and other adjustments and $1.1 million of unfavorable adjustments in equity in earnings at a non-consolidating entity from various changes of estimates and other adjustments.

     Revenues decreased 7.0% to $1,235.5 million in the year ended December 31, 2000 compared to $1,329.1 million in the year ended December 31, 1999. Revenues declined primarily as a result of the facilities that were sold or closed in 2000 and 1999. In the year ended December 31, 1999, these facilities had revenues of $249.9 million compared to $54.1 million in the year ended December 31, 2000. For the year ended December 31, 2000, revenues at the facilities that were sold or closed included $3.5 million in favorable prior year cost report settlements and contractual estimates. The decrease in revenues was partially offset by a 9.5% increase for the facilities that comprised ongoing operations. Revenues for ongoing operations included $19.3 million from the acquisition of two facilities in the fourth quarter of 2000. For the year ended December 31, 2000 compared to the year ended December 31, 1999, admissions for the ongoing operations increased 5.7%, adjusted admissions from ongoing operations increased 6.3%, and revenues per adjusted admission from ongoing operations increased 2.4%, outpatient visits increased 2.5%, outpatient revenues per visit increased 4.2% and surgeries increased 8.5%. Another factor was $4.8 million in favorable prior year cost report settlements and contractual estimates during the year ended December 31, 2000. The increases were partially offset by an unfavorable $5.2 million change in estimate for contractual discounts at one facility.

     Salaries and benefits, as a percentage of revenues, decreased to 41.4% in the year ended December 31, 2000 from 42.9% in the year ended December 31, 1999. For the year ended December 31, 2000 and 1999, salaries and benefits for the facilities sold or closed in 2000 and 1999 were $35.9 million and $133.3 million, respectively. The salaries and benefits for the sold and closed facilities during the year ended December 31, 2000 included severance costs associated with the closure of two facilities of $2.6 million. Salaries and benefits for ongoing operations decreased to 40.2% as a percentage of revenue in the year ended December 31, 2000 compared to 40.6% in the year ended December 31, 1999. Salaries and benefits decreased $2.8 million due to a favorable adjustment relating to Triad's retirement plan contributions during the year ended December 31, 2000 and increases in labor productivity. These decreases were partially offset by a 1.4% increase in costs per full time equivalent in the year ended December 31, 2000 compared to the year ended December 31, 1999 and the addition of corporate staff after the spin-off. Salaries and benefits for ongoing operations included $7.0 million from the acquisition of two facilities in the fourth quarter of 2000.

     Supply costs remained constant as a percentage of revenues in the year ended December 31, 2000 compared to the year ended December 31, 1999. For the year ended December 31, 1999, supplies for the facilities sold or closed in 2000 and 1999 were $39.1 million compared to $7.6 million in the year ended December 31, 2000. Supplies for ongoing operations increased 0.2% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999. This increase was attributable to higher patient acuity, price increases and $3.2 million from the acquisition of two facilities in the fourth quarter of 2000. Additionally, an unfavorable adjustment of $1.1 million was recorded at one facility from write-offs of certain expenses during the year ended December 31, 2000 that were previously capitalized.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 21.0% in the year ended December 31, 2000 compared to 22.7% in the year ended December 31, 1999. For the year ended December 31, 1999, other operating expenses for the facilities sold or closed in 2000 and 1999 were $72.8 million compared to $16.5 million in the year ended December 31, 2000. Other operating expenses for ongoing operations decreased 0.6% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was due primarily to the increase in revenues. This was partially offset by $4.3 million from the acquisition of two facilities in the fourth quarter of 2000.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.4% in the year ended December 31, 2000 compared to 9.7% in the year ended December 31, 1999. Provision for doubtful accounts for the facilities sold or closed in 2000 and 1999 were $36.6 million in the year ended December 31, 1999 compared to $4.9 million in the year ended December 31, 2000. Provision for doubtful accounts for ongoing operations decreased 0.2% as a percentage of revenue in the year ended December 31, 2000 compared to the year ended December 31, 1999 due to improved collections and refinement of the estimation process for allowance for doubtful accounts of approximately $2.0 million. Days in accounts receivable decreased two days in the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was offset partially by $3.0 million from the acquisition of two facilities in the fourth quarter of 2000.

     Depreciation and amortization decreased as a percentage of revenues to 6.7% in the year ended December 31, 2000 from 7.4% in the year ended December 31, 1999, primarily due to $19.9 million in 1999 depreciation for the facilities sold or closed in 2000 and 1999.

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

     Management fees allocated from HCA were $8.9 million during the year ended December 31, 1999. No management fees were allocated during the year ended December 30, 2000 due to the spin-off from HCA.

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

     Equity in earnings (loss) of affiliates was $(1.4) million for the year ended December 31, 2000 compared to $(3.1) million for the year ended December 31, 1999. This was due to reduction in losses of $3.7 million for one non-consolidating entity which opened in May 1999. This reduction in losses was offset by $1.1 million of unfavorable adjustments for various changes of estimates and other adjustments at one non-consolidating entity during the year ended December 31, 2000.

     Income tax provision was $12.9 million for the year ended December 31, 2000 compared to income tax benefit of $25.5 million for the year ended December 31, 1999. Triad's effective tax rate is impacted by the effect of nondeductible goodwill amortization expense, nondeductible expense for impairments and ESOP expense.

Liquidity and Capital Resources

     Cash provided by operating activities was $318.3 million in the year ended December 31, 2001 compared to $71.6 million in the year ended December 31, 2000. The increase was due to the acquisition of Quorum and improved same facility operations in 2001 compared to 2000. In addition accounts payable and other current liabilities decreased in 2000 from payments made to HCA for capital expenditures funded by HCA in 1999.

     Cash used in investing activities increased to $1,453.1 million in the year ended December 31, 2001 from $171.4 million in the year ended December 31, 2000. This was due to $1,386.6 million, net of cash acquired, paid during the year ended December 31, 2001 for the merger with Quorum and acquisition of SouthCrest Hospital, (discussed elsewhere) compared to $118.8 million paid for acquisitions during the year ended December 31, 2000. This was offset by a $37.0 million loan repayment from the co-venturer in SouthCrest Hospital during the year ended December 31, 2000. Also, Triad received $127.8 million in proceeds on the sale of five hospitals, one of which was closed during 2000, in the year ended December 31, 2001 compared to $20.7 million in proceeds on the sale of one hospital and its partnership interest in a rehabilitation hospital during the year ended December 31, 2000. Triad may expend up to $350 million (approximately $250 million for expansion) in capital expenditures in 2002.

     Cash provided by financing activities was $1,144.4 million in the year ended December 31, 2001 compared to $35.6 million in the year ended December 31, 2000. This increase was due to the financing activity as part of the Quorum merger.

     As part of the merger with Quorum, Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consisted of a Tranche A term loan of $250 million bearing interest at LIBOR plus 3.0% (4.93% at December 31, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million bearing interest at LIBOR plus 3.0% (4.93% at December 31, 2001) with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million which was paid in full as of December 31, 2001 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $46.0 million was outstanding at December 31, 2001, that bears interest at LIBOR plus 3.0% (4.75% at December 31, 2001) or at prime plus 2.0% (6.75% at December 31, 2001). The amount outstanding under the revolving credit line was reduced to $35.0 million on January 3, 2002 at a rate of 4.88%. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of December 31, 2001, Triad had $26.9 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction depending upon the total leverage of Triad.

     Triad has repaid the entire Asset Sale term loan at December 31, 2001 from the proceeds received on the facility sales described below and from cash on hand.

     Subsequent to December 31, 2001, Triad entered into an interest rate swap agreement. The interest rate swap is designated as a cash flow hedge, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which in the initial period is 1.83%. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contract.

     Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. Triad currently is in compliance with all debt agreement restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable.

     In connection with the debt financing, Triad incurred $45.8 million in debt issue costs, which are being amortized over the period the indebtedness is outstanding.

     The following tables show the total future contractual obligations and other commercial commitments of Triad as of December 31, 2001 (in millions):

                                                             Payment Period
        Contractual Obligations           2002    2003     2004     2005      2006     Thereafter    Total
        -----------------------          -----   ------   ------   ------   --------   ----------   --------
Long-term debt........................   $30.9   $ 73.2   $ 93.6   $ 93.7    $ 98.9     $1,390.7    $1,781.0
Operating leases .....................    37.2     31.5     27.4     21.6      16.2         43.6       177.5
                                         -----   ------   ------   ------    ------     --------    --------
Total contractual obligations.........   $68.1   $104.7   $121.0   $115.3    $115.1     $1,434.3    $1,958.5
                                         =====   ======   ======   ======    ======     ========    ========
 Other Commercial Commitments
 ----------------------------
Standby letters of credit.............   $  --   $   --   $   --   $   --    $   --     $   26.9    $   26.9
                                         =====   ======   ======   ======    ======     ========    ========

     At December 31, 2001, Triad had working capital of $381.0 million. Management expects that operating cash flows and its revolving credit line will provide sufficient liquidity for fiscal 2002. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

     On November 1, 2001, Triad sold its hospital in Phoenix, Arizona for $55.3 million, including working capital. The proceeds from the sale were used to reduce the Asset Sale term loan. A gain of $22.0 million was recognized during the year ended December 31, 2001. This facility had revenues of $58.3 million and $64.8 million in the years ended December 31, 2001 and 2000, respectively. This facility had pre-tax income (loss) of $0.3 million and $(1.2) million in the years ended December 31, 2001 and 2000, respectively.

     On August 7, 2001, Triad sold its hospital in Baton Rouge, Louisiana acquired in the Quorum transaction and designated as held for sale, for $19.0 million plus assumed liabilities of $2.3 million. The purchaser is affiliated with one former member of Triad's board of directors. The sales price was the amount of the purchase price allocated to the hospital and, therefore, no gain or loss on the sale was recorded.

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

     On May 2, 2001, Triad sold two hospitals in Minot, North Dakota acquired in the Quorum transaction for $38.0 million plus $8.2 million in working capital. The sales price was the amount of the purchase price allocated to the hospitals and, therefore, no gain or loss on the sale was recorded.

     On February 5, 2001, Triad acquired the remaining 50% interest in the entity that owns SouthCrest Hospital and other related healthcare facilities in Tulsa, Oklahoma which opened in May 1999 from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the entity. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion and a right of first refusal on certain other real estate. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at the then fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating it for financial reporting. The purchase was funded with borrowings under Triad's then existing delay draw loan which was refinanced as part of the Quorum acquisition.

     Triad has commenced development of a new hospital in Las Cruces, New Mexico. The projected cost of this development is approximately $67 million and is expected to be completed by the third quarter of 2002. As of December 31, 2001, approximately $22 million had been spent for this project.

     On February 17, 2002, Triad opened a replacement hospital that was initiated by Quorum in Vicksburg, Mississippi. The total project cost of this facility is approximately $108 million. As of December 31, 2001, approximately $28 million of expenditures remain to be made on the project.

     Triad commenced development of a replacement hospital in Bentonville, Arkansas, which is expected to be completed in the third quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of December 31, 2001, approximately $1.0 million of expenditures have been spent for this project.

     Triad has various other hospital expansion projects in progress. Triad has spent approximately $73 million and anticipates expending approximately $118 million related to these projects.

     Triad expects that the above referenced projects will be funded with either operating cash flows or existing credit facilities.

Recent Accounting Pronouncements

     Triad adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Triad did not use derivatives during 2001, therefore the adoption of SFAS 133 did not have an effect on the results of operations or the financial position of Triad in 2001. Triad's policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. As discussed previously, Triad entered into an interest rate swap subsequent to December 31, 2001.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combination" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased income from operations by $29.7 million and $6.3 million for the years ended December 31, 2001 and 2000, respectively. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. The review of goodwill will be at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. Triad has not determined the impact on the results of operations or financial position for the change in impairment testing.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be adopted in fiscal years beginning after December 15, 2001 with early application encouraged. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad's business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

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

     In April 2001, the parties negotiated a settlement that would result in the dismissal of the action. The settlement was subject to a number of conditions, including Court approval. Court approval was obtained, and on October 22, 2001 the court dismissed the action pursuant to the terms of the agreed upon settlement and Triad paid the settlement. The settlement did not have a material effect on Triad's results of operations or financial position.

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

     The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as a result of company policy. This qui tam action sought three times the amount of damages caused to the United States by Quorum's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each claim, and the relator's attorneys' fees and costs. On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, QHR and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million in compensation to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid in April 2001. The settlement agreement also provides, on certain conditions, for a release of all hospitals currently or formerly managed by QHR electing to participate in the settlement. In connection with the settlement, Quorum entered into a corporate integrity agreement with the Office of the Inspector General containing, among other things, an affirmative obligation to report certain violations of applicable laws and regulations. On August 10, 2001, the Office of Inspector General agreed to suspend Quorum's obligations under this corporate integrity agreement until November 1, 2001, in exchange for Triad's agreement to negotiate a corporate integrity agreement that would also include the hospitals owned by Triad at the time of its merger with Quorum, as well as hospitals Triad might subsequently acquire. (In the distribution agreement with HCA at the time of its spin-off, Triad agreed to participate in the negotiation of a corporate integrity agreement with the Office of Inspector General.) The negotiations of a "combined" corporate integrity agreement were concluded and the agreement became effective on November 1, 2001. See Part I - Item I. Business - "Triad's Ethics and Compliance Program."

     Violations of the integrity agreement could subject Triad's hospitals to substantial monetary penalties. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad.

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

     On October 26, 2000, Quorum completed settlement of this qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the Office of the Inspector General, which was terminated upon the effective date of the Quorum corporate integrity agreement entered into in connection with the False Claims Act litigation discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     As a result of its ongoing discussions with the government, prior to the merger Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys' fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice. As Quorum's successor, Triad was also a defendant in another qui tam complaint, in which the government has declined to intervene. After receipt of service, Triad filed motions to dismiss such litigation against Quorum and QHR and on October 9, 2001, the relators filed notices of voluntary dismissal, to which the government indicated its consent. The court dismissed such litigation on October 17, 2001.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

     In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased Quorum's common stock from October 25, 1995 through October 21, 1998, except for Quorum's insiders and their immediate families. The amended complaint names Quorum, several of Quorum's former officers, and one of Quorum's former outside directors, as defendants.

     The amended complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that Quorum materially inflated Quorum's net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of that practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, Quorum filed a motion to dismiss the complaint. On November 13, 2000, the judge denied Quorum's motion to dismiss the complaint against Quorum and James E. Dalton, Jr., Quorum's former President/CEO. The judge granted Quorum's motion to dismiss as to all other defendants. The judge heard oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss and on April 19, 2001 granted Mr. Dalton's motion to dismiss. The parties recently tentatively agreed to submit the class action to non-binding mediation. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

     At this time Triad cannot predict the final effect or outcome of any of the ongoing investigations or the class or qui tam actions. If Quorum's hospitals are found to have violated Federal or state laws relating to Medicare,

Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad's results or operations or financial position.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, and results of operations or prospects.

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. The IRS has not proposed any adjustments.

     During the year ended December 31, 2001, Triad (as successor-in-interest to Quorum) accepted IRS proposed settlements for the fiscal years ended June 30, 1993 through 1998. The most significant items included in the settlements were adjustments to taxable income for certain tax deductions and losses disallowed in the preceding IRS audit cycle for the fiscal years ended June 30, 1990 through 1992, tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, and income recognition related to cost report settlements. The settlements did not have a material effect on Triad's results of operations or financial position.

     The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad's results of operations or financial position.

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

     HCA is a defendant in several qui tam actions on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

     On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. HCA paid $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and HCA's existing letter of credit agreement with the government was reduced from $1 billion to $250 million. HCA also entered into a corporate integrity agreement with the Health and Human Services Office of the Inspector General. Civil issues relating to cost reporting and physician relations are not covered by the settlement agreement.

     On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's offices to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and two non-operating subsidiaries of HCA entered certain pleas in respect of the criminal actions.

     The agreements announced on December 14, 2000 relate only to conduct that was the subject of the Federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

     . any civil, criminal or administrative liability under the Internal Revenue Code;
     .    any other criminal liability;
     . any administrative liability, including mandatory exclusion from Federal health care programs;
     . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;
     . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;
     . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and
     . any civil or administrative claims of the United States against individuals.

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from CMS that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

     On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicaid cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA's various qui tam cases with respect to cost reports and physician relations.

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

Effects of Inflation and Changing Prices

     Various federal, state and local laws have been enacted that, in certain cases, limit Triad's ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the federal government's prospective payment system. Medicare revenues approximated 31.9% in 2001, 29.6% in 2000 and 31.9% in 1999.

     Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Although Medicare prospective payments increased in 2001, management expects that the average rate of increase in Medicare prospective payments will decline slightly in 2002 and 2003, not withstanding the enactment of the Refinement Act and BIPA. In addition, as a result of increasing regulatory and competitive pressures, Triad's ability to maintain operating margins through price increases to non-Medicare patients is limited.

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

     In December 2000, CMS acting under HIPAA released final regulations, which would require compliance by April 2003 relating to adoption of standards to protect the security and privacy of health-related information. These regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The effective dates of these regulations were originally postponed by the Bush Administration, but now have been reestablished. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, subsequent to December 31, 2001, Triad entered into an interest rate swap. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swap that was entered into is a cash flow hedge, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad's policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy their obligation under the contract. Triad will pay a rate of 3.22% and receive LIBOR, which in the initial period is 1.83%.

     With respect to Triad's interest-bearing liabilities, approximately $849.1 million of long-term debt at December 31, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $924.7 million at December 31, 2001 is subject to fixed rates of interest. The estimated fair value of Triad's total long-term debt was $1,841.5 million at December 31, 2001. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $7.4 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

     Information with respect to this Item is contained in Triad's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Previously reported in Triad's current reports on Form 8-K filed November 28, 2000.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth under the headings "Election of Directors" and "Named Executive Officers Who Are Not Directors" in the definitive proxy materials of Triad to be filed in connection with its 2002 Annual Meeting of Stockholders. The information required by this Item to be contained in such definitive proxy materials is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this Item is set forth under the heading "Executive Compensation" in the definitive proxy materials of Triad to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the definitive proxy materials of Triad to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth under the heading "Certain Transactions" in the definitive proxy materials of Triad to be filed in connection with its 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the report:

     1. Financial Statements - The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.
     2. List of Financial Statement Schedules - All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.   List of Exhibits

     (a)  Exhibits

Exhibit
No.                                 Description
-------                             -----------

2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
2.2 Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum Health Group, Inc. and Triad Hospitals, Inc. (the "Merger Agreement"), incorporated by reference from Triad Hospitals' Current Report on Form 8-K dated October 18, 2000.
3.1 Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated by reference from Exhibit 3.1 to Triad Hospitals' Post Effective Amendment No. 1 on Form S-8 to the Registration Statement Form S-4.
3.2 Bylaws of Triad Hospitals as amended February 18, 2000 incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 2000.
3.3 Certificate of Incorporation of Triad Holdings, incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
3.4 Bylaws of Triad Holdings, incorporated by reference from Triad Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999.
4.1 Indenture (including form of 11% Senior Subordinated Notes due 2009) dated as of May 11, 1999 , between Healthtrust and Citibank N.A. as Trustee, incorporated by reference from Exhibit 4.2(a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
4.2       Form of 11% Senior Subordinated Notes due 2009 (filed as part of
          Exhibit 4.1).
4.3 Registration Rights Agreement dated as of May 11, 1999 between Healthtrust and the Initial Purchasers named therein, incorporated by reference from Exhibit 4.4 (a) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
4.4 Triad Assumption Agreement dated May 11, 1999 between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 4.4(b) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
4.5 Holdings Assumption Agreement dated May 11, 1999 between Triad Hospitals, Inc. and Triad Holdings, incorporated by reference from
          Exhibit 4.4(c) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
4.6 Guarantor Assumption Agreements dated May 11, 1999 between Triad Holdings and the Guarantors signatory thereto, incorporated by reference from Exhibit 4.4 (d) to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
4.7 Indenture (including form of 8 3/4% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.
4.8 Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.1 Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.1 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.2 Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.2 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.3 Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and Triad Hospitals, incorporated by reference from
          Exhibit 10.4 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.5 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and Triad Hospitals, incorporated by reference from Exhibit 10.7 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.8 Sub-Lease Agreement dated May 11, 1999 by and between Med-Point LLC and Triad Hospitals, incorporated by reference from Exhibit 10.8 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.9 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 10.9 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.10 Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001, incorporated by reference from Exhibit 10.4 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.
10.11 Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.12 Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.13 Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated by reference from Exhibit B to Triad Hospitals' definitive Proxy Statement on Schedule 14A of Triad's annual meeting held on May 29, 2001.
10.14 Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc. and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and NationsBanc Montgomery Securities, LLC as lead arranger and sole book manager, incorporated by reference from
          Exhibit 10.14 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.15 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Hospitals, incorporated by reference from Exhibit 10.15 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.16 Assumption Agreement dated as of May 11, 1999 by and between Bank of America National Trust and Savings Association and Triad Holdings, incorporated by reference from Exhibit 10.16 to Triad Hospitals' Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.
10.17 Amendment No. 1 dated as of September 28, 2000, to the Credit Agreement, dated as of May 11, 1999 among Healthtrust, Inc. - The Hospital Company and certain subsidiaries from time to time party thereto, as Borrower, the several lenders from time to time thereto, Citicorp USA, Inc.

          and The Chase Manhattan Bank as syndication agents, Credit Lyonnais New York Branch and Societe Generale as co-agents, Bank of America National Trust and Savings Association as administrative agent and Nations Banc Montgomery Securities, LLC as lead arranger and sale back manager, incorporated by reference from Exhibit 10.1 to Triad Hospitals' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.18 Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001.
10.19 Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit
          10.2 on Form 10-Q for the quarter ended June 30, 2001.
10.20 Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America , N.A. as administrative agent, incorporated herein by reference from Exhibit
          10.3 on Form 10-Q for the quarter ended June 30, 2001.
10.21 Amendment No. 3 dated as of February 7, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A.
10.22 Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum's definitive Proxy Statement on
          Schedule 14A for Quorum's annual meeting held on November 10, 1997.
12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.
16.1 Statement re: Change in Certifying Accountant, incorporated by reference from Exhibit 16.1 to Triad Hospitals' Report on Form 8-K dated November 23, 1999.
16.2 Statement re: Change in Certifying Accountant, incorporated by reference from Exhibit 16.1 to Triad Hospitals' Report on Form 8-K dated November 30, 2000.
21.1      List of the Subsidiaries of Triad Hospitals.
23.1      Consent of Ernst & Young LLP.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2001:

          On October 1, 2001, Triad issued a press release to announce the appointment of Dan Moen as Executive Vice President of Hospital Management.

          On October 29, 2001, Triad reported that they had issued a press release of its third quarter earnings.

          On November 15, 2001, Triad issued a press release to announce that they plan to give financial guidance regarding its future performance.

          On December 10, 2001, Triad provided updated financial guidance for years 2001, 2002, and beyond.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Triad Hospitals, Inc.


                                 By:  /s/ JAMES D. SHELTON
                                    --------------------------------------------
                                 James D. Shelton
                                 Chairman, President and Chief Executive Officer

Dated: March 29, 2002

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

               SIGNATURE                                     TITLE                                DATE
               ---------                                     -----                                ----


/s/ JAMES D. SHELTON                         Chairman of the Board, President and            March 29, 2002
---------------------------------   Chief Executive Officer; Director (Principal Executive
     James D. Shelton                                      Officer)


/s/ MICHAEL J. PARSONS                           Executive Vice President and                March 29, 2002
---------------------------------              Chief Operating Officer; Director
     Michael J. Parsons


/s/ BURKE W. WHITMAN                          Executive Vice President and Chief             March 29, 2002
---------------------------------      Financial Officer (Principal Accounting Officer)
     Burke W. Whitman


/s/ THOMAS F. FRIST, III                                   Director                          March 29, 2002
---------------------------------
     Thomas F. Frist, III


/s/ DALE V. KESLER                                         Director                          March 29, 2002
---------------------------------
     Dale V. Kesler


/s/ THOMAS G. LOEFFLER, Esq.                               Director                          March 29, 2002
---------------------------------
     Thomas G. Loeffler, Esq.


/s/ UWE E. REINHARDT, Ph.D                                 Director                          March 29, 2002
---------------------------------
     Uwe E. Reinhardt, Ph.D


/s/ MARVIN RUNYON                                          Director                          March 29, 2002
---------------------------------
     Marvin Runyon


/s/ GALE SAYERS                                            Director                          March 29, 2002
---------------------------------
     Gale Sayers


/s/ DONALD B. HALVERSTADT, M.D.                            Director                          March 29, 2002
---------------------------------
     Donald B. Halverstadt, M.D.


/s/ BARBARA A. DURAND, Ed.D.                               Director                          March 29, 2002
---------------------------------
     Barbara A. Durand, Ed.D.


/s/ NANCY ANN DEPARLE                                      Director                          March 29, 2002
---------------------------------
     Nancy Ann DeParle


/s/ JAMES E. DALTON, JR.                                   Director                          March 29, 2002
---------------------------------
     James E. Dalton, Jr.

                          INDEX TO FINANCIAL STATEMENTS

             TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.................................................................    F-2

Consolidated Statements of Operations--for the years ended December 31, 2001, 2000 and 1999....    F-3

Consolidated Balance Sheets--December 31, 2001 and 2000........................................    F-4

Consolidated Statements of Equity--for the years ended December 31, 2001, 2000 and 1999........    F-5

Consolidated Statements of Cash Flows--for the years ended December 31, 2001, 2000
   and 1999....................................................................................    F-6

Notes to Consolidated Financial Statements.....................................................    F-7

                         Report of Independent Auditors

To the Board of Directors and Stockholders
Triad Hospitals, Inc.

     We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. (see Note 1) as of December 31, 2001 and 2000 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of management of Triad Hospitals, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                          /s/ ERNST & YOUNG, LLP
                                                          ----------------------

Dallas, Texas
February 15, 2002

                              TRIAD HOSPITALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31 2001, 2000 AND 1999
                 (Dollars in millions, except per share amounts)

                                                                                 2001          2000          1999
                                                                              -----------   -----------   ----------
Revenues ..................................................................   $   2,669.5   $   1,235.5   $  1,329.1

Salaries and benefits .....................................................       1,128.5         511.1        570.9
Reimbursable expenses .....................................................          41.6            --           --
Supplies ..................................................................         411.2         185.6        200.1
Other operating expenses ..................................................         501.7         259.8        301.5
Provision for doubtful accounts ...........................................         239.9         103.6        129.0
Depreciation ..............................................................         134.4          76.1         89.8
Amortization ..............................................................          35.7           7.1          8.7
Interest expense allocated from HCA .......................................            --            --         22.5
Interest expense, net of capitalized interest of $4.6 and $1.7 for the
   years ended December 31, 2001 and 2000, respectively ...................         127.6          62.2         45.2
Interest income ...........................................................          (1.6)         (4.9)        (2.5)
ESOP expense ..............................................................           9.3           7.1          3.7
Management fees allocated from HCA ........................................            --            --          8.9
Gain on sales of assets ...................................................         (23.1)         (7.9)        (8.6)
Impairments of long-lived assets ..........................................          23.1           8.0         69.2
                                                                              -----------   -----------   ----------
                                                                                  2,628.3       1,207.8      1,438.4
                                                                              -----------   -----------   ----------

Income  (loss)  from  operations  before  minority  interests, equity in
   earnings (loss) and income taxes .......................................          41.2          27.7       (109.3)
Minority interests in earnings of consolidated entities ...................          (7.2)         (9.0)        (8.7)
Equity in earnings (loss) of affiliates ...................................          14.5          (1.4)        (3.1)
                                                                              -----------   -----------   ----------
Income (loss) from operations before income taxes .........................          48.5          17.3       (121.1)
Income tax (provision) benefit ............................................         (42.5)        (12.9)        25.5
                                                                              -----------   -----------   ----------
Income (loss) from operations .............................................           6.0           4.4        (95.6)
Extraordinary  loss on  retirement  of debt,  net of income tax  benefit of
   $2.0 in 2001 ...........................................................          (3.2)           --           --
                                                                              -----------   -----------   ----------
Net income (loss) .........................................................   $       2.8   $       4.4   $    (95.6)
                                                                              ===========   ===========   ==========
Income (loss) per common share:
Basic:
     Operations ...........................................................   $      0.10   $      0.14   $    (3.12)
     Extraordinary loss on retirement of debt .............................         (0.06)           --           --
                                                                              -----------   -----------   ----------
          Net .............................................................   $      0.04   $      0.14   $    (3.12)
                                                                              ===========   ===========   ==========
Diluted:
     Operations ...........................................................   $      0.10   $      0.13   $    (3.12)
     Extraordinary loss on retirement of debt .............................         (0.05)           --           --
                                                                              -----------   -----------   ----------
          Net .............................................................   $      0.05   $      0.13   $    (3.12)
                                                                              ===========   ===========   ==========


    The accompanying notes are an integral part of the consolidated financial statements.

                              TRIAD HOSPITALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                              (Dollars in millions)

                                                                                             2001        2000
                                                                                          ----------   ----------
                                         ASSETS
Current assets:
     Cash and cash equivalents ........................................................   $     16.3   $      6.7
     Restricted cash ..................................................................          5.7           --
     Accounts receivable, less allowances for doubtful accounts of $192.4 and $122.9 at
       December 31, 2001 and 2000, respectively .......................................        446.6        171.1
     Inventories ......................................................................         82.2         34.7
     Deferred income taxes ............................................................        103.1         40.5
     Prepaid expenses .................................................................         23.2          9.2
     Other ............................................................................         70.2         66.0
                                                                                          ----------   ----------
                                                                                               747.3        328.2
Property and equipment, at cost:
     Land .............................................................................        126.4         71.9
     Buildings and improvements .......................................................      1,173.4        540.7
     Equipment ........................................................................        998.1        662.2
     Construction in progress (estimated cost to complete and equip after December 31,
       2001--$251.0 million) ..........................................................        175.8         51.1
                                                                                          ----------   ----------
                                                                                             2,473.7      1,325.9
     Accumulated depreciation .........................................................       (656.7)      (572.9)
                                                                                          ----------   ----------
                                                                                             1,817.0        753.0
Intangible assets, net of accumulated amortization of $92.6 and $61.1 at December 31,
     2001 and 2000, respectively ......................................................      1,295.8        227.8
Investment in and advances to affiliates ..............................................        189.4         79.4
Other .................................................................................        115.8         12.1
                                                                                          ----------   ----------
Total assets ..........................................................................   $  4,165.3   $  1,400.5
                                                                                          ==========   ==========
                                 LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable .................................................................   $    122.4   $     67.4
     Accrued salaries .................................................................         80.0         31.8
     Current portion of long-term debt ................................................         30.9          9.0
     Other current liabilities ........................................................        133.0         28.1
                                                                                          ----------   ----------
                                                                                               366.3        136.3
Long-term debt ........................................................................      1,742.9        581.7
Other liabilities .....................................................................         68.4          9.6
Deferred taxes ........................................................................        132.1         49.2
Minority interests in equity of consolidated entities .................................        124.1         50.0
Commitments and contingencies .........................................................           --           --
Stockholders' equity:
     Common stock .01 par value: 120,000,000 shares authorized, 72,202,736 and
       34,783,816 shares issued and outstanding at December 31, 2001 and 2000,
       respectively ...................................................................          0.7          0.4
     Additional paid-in capital .......................................................      1,810.2        659.3
     Unearned ESOP compensation and stockholder notes receivable ......................        (32.9)       (36.7)
     Accumulated deficit ..............................................................        (46.5)       (49.3)
                                                                                          ----------   ----------
     Total stockholders' equity .......................................................      1,731.5        573.7
                                                                                          ----------   ----------
Total liabilities and stockholders' equity ............................................   $  4,165.3   $  1,400.5
                                                                                          ==========   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                              TRIAD HOSPITALS, INC.

                        CONSOLIDATED STATEMENTS OF EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in millions)

                                                                                 Unearned
                                                      Common                       ESOP
                                                      Stock       Additional Compensation and                Equity       Total
                                                      -----         Paid-in   Stockholders'   Accumulated  Investments Stockholders'
                                                  Shares   Amount  Capital   Notes Receivable   Deficit      by HCA       Equity
                                                ---------- ------ ---------- ---------------- ----------   ----------- -------------
Balance January 1, 1999 ......................          -- $  --  $      --      $   --        $   --        $ 500.7    $   500.7
  Elimination of intercompany balances
    and other equity transactions ............          --    --         --          --            --          800.1        800.1
  Assumption of long-term debt
     (net of discount) .......................          --    --         --          --            --         (649.0)      (649.0)
  Spin-off of Triad shares to HCA
    shareholders .............................  29,898,688   0.3      609.6          --          41.9         (651.8)          --
  Issuance of common stock for
    Executive Stock Purchase Plan loans ......     970,000    --        9.1        (9.1)           --             --           --
  Issuance of common stock under employee
     plans ...................................      74,594    --         --          --            --             --           --
  Issuance of common shares for ESOP
     note receivable .........................   3,000,000    --       34.5       (34.5)           --             --           --
  ESOP compensation earned                              --    --        0.2         3.5            --             --          3.7
  Net loss ...................................          --    --         --          --         (95.6)            --        (95.6)
                                                ---------- -----  ---------     -------       -------        -------    ---------
Balance December 31, 1999 ....................  33,943,282   0.3      653.4       (40.1)        (53.7)            --        559.9
   Issuance of common stock under employee
     plans ...................................     219,609    --        2.8          --            --             --          2.8
   Stock options exercised ...................     620,925   0.1        7.0          --            --             --          7.1
   Income tax benefit from stock options
     exercised ...............................          --    --       (1.1)         --            --             --         (1.1)
   ESOP compensation earned ..................          --    --        3.7         3.4            --             --          7.1
   Stock compensation expense ................          --    --        0.9          --            --             --          0.9
   Spin-off transactions with HCA ............          --    --       (7.4)         --            --             --         (7.4)
   Net income ................................          --    --        --           --           4.4             --          4.4
                                                ---------- -----  ---------     -------       -------        -------    ---------
Balance December 31, 2000 ....................  34,783,816   0.4      659.3       (36.7)        (49.3)            --        573.7
   Issuance of common stock under employee
     plans ...................................     244,252    --        5.4          --            --             --          5.4
   Stock options exercised ...................   1,388,288    --       21.6          --            --             --         21.6
   Income tax benefit from stock options
     exercised ...............................          --    --       11.9          --            --             --         11.9
   Issuance of common stock for Quorum
     acquisition .............................  35,786,380   0.3    1,069.2          --            --             --      1,069.5
   Fair value of converted options ...........          --    --       31.4          --            --             --         31.4
   ESOP compensation earned ..................          --    --        5.8         3.4            --             --          9.2
   Stock compensation expense ................          --    --        5.6          --            --             --          5.6
   Repayment of Executive Stock Purchase
      Plan loan ..............................          --    --         --         0.4            --             --          0.4
Net income ...................................          --    --         --          --           2.8             --          2.8
                                                ---------- -----  ---------     -------       -------        -------    ---------
Balance December 31, 2001 ....................  72,202,736 $ 0.7  $ 1,810.2     $ (32.9)      $ (46.5)       $    --     $1,731.5
                                                ========== =====  =========     =======       =======        =======    ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                              TRIAD HOSPITALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in millions)

                                                                                    2001        2000       1999
                                                                                 ----------   --------   --------
Cash flows from operating activities:
   Net income (loss) .........................................................   $      2.8   $    4.4   $  (95.6)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Provision for doubtful accounts .........................................        239.9      103.6      129.0
     Depreciation and amortization ...........................................        170.1       83.2       98.5
     ESOP expense ............................................................          9.3        7.1        3.7
     Minority interests ......................................................          7.2        9.0        8.7
     Equity in (earnings) loss of affiliates .................................        (14.5)       1.4        3.1
     Gain on sales of assets .................................................        (23.1)      (7.9)      (8.6)
     Deferred income tax provision (benefit) .................................         39.6       11.8      (27.3)
     Impairment of long-lived assets .........................................         23.1        8.0       69.2
     Non-cash interest expense ...............................................         10.3        1.0        3.3
     Non-cash stock option compensation ......................................          5.6        0.9         --
     Extraordinary  loss on retirement of debt, net of tax ...................          3.2         --         --
     Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
        Accounts receivable ..................................................       (193.2)    (116.9)     (94.1)
        Inventories and other assets .........................................         13.3      (22.0)      14.4
        Accounts payable and other current liabilities .......................         25.0      (19.9)      56.3
        Other ................................................................         (0.3)       7.9       (5.4)
                                                                                 ----------   --------   --------
          Net cash provided by operating activities ..........................        318.3       71.6      155.2
                                                                                 ----------   --------   --------
Cash flows from investing activities:
   Purchases of property and equipment .......................................       (200.6)     (94.4)    (132.7)
   Investment in and advances to affiliates ..................................         17.7       22.7      (54.7)
   Proceeds received on sale of assets .......................................        127.8       20.7      117.8
   Acquisitions, net of cash acquired of $(8.3) million and $(0.4)
    million in the years ended December 31, 2001 and 2000, respectively ......     (1,386.6)    (118.8)        --
   Restricted cash ...........................................................         (5.7)        --         --
   Other .....................................................................         (5.7)      (1.6)      11.9
                                                                                 ----------   --------   --------
      Net cash used in investing activities ..................................     (1,453.1)    (171.4)     (57.7)
                                                                                 ----------   --------   --------

Cash flows from financing activities:
   Payments of long-term debt ................................................       (581.6)     (17.5)    (114.2)
   Proceeds from long-term debt ..............................................      1,752.7       51.0         --
   Payment of debt issue costs ...............................................        (45.8)      (1.5)        --
   Proceeds from issuance of common stock ....................................         27.0        9.9         --
   Distributions to minority partners ........................................         (7.9)      (6.3)     (18.6)
   Increase in intercompany balances with HCA, net ...........................           --         --      106.2
                                                                                 ----------   --------   --------
     Net cash provided by (used in) financing activities .....................      1,144.4       35.6      (26.6)
                                                                                 ----------   --------   --------
Change in cash and cash equivalents ..........................................          9.6      (64.2)      70.9
Cash and cash equivalents at beginning of period .............................          6.7       70.9         --
                                                                                 ----------   --------   --------
Cash and cash equivalents at end of period ...................................   $     16.3   $    6.7   $   70.9
                                                                                 ==========   ========   ========

Cash paid for:
Interest .....................................................................   $    112.9   $   60.5   $   59.2
Income taxes, net of refunds .................................................   $      5.0   $    2.6   $     --

    The accompanying notes are an integral part of the consolidated financial statements.

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SPIN-OFF OF TRIAD HOSPITALS, INC.

     On May 11, 1999, HCA Inc. ("HCA") completed the spin-off of Triad Hospitals, Inc. ("Triad") to its shareholders (the "Spin-off") by a pro rata distribution of 29,898,688 shares of common stock.

     On the Spin-off date, Triad became an independent, publicly owned company encompassing the operations of what had comprised the Pacific Group of HCA. At the Spin-off, the common shares of Triad were distributed to the record date holders of HCA at a ratio of one share for every nineteen outstanding HCA shares. Following the Spin-off, HCA had no ownership in Triad.

     Triad has entered into distribution and other related agreements (see NOTE
13) governing the Spin-off transaction and Triad's subsequent relationship with HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Spin-off.

     As of December 31, 2001, Triad's facilities included 46 general, acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. One hospital included among these facilities is operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general, acute care hospitals in Georgia and Nevada. On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. ("Quorum") with and into Triad (see NOTE 3).

NOTE 2--ACCOUNTING POLICIES

Principles of Consolidation

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

     The accompanying consolidated financial statements present Triad's financial position, results of operations and cash flows as if Triad had been an independent, publicly owned company for all periods presented. Certain allocations of previously unallocated HCA expenses, as well as computations of separate tax provisions, have been made to facilitate such presentation. The accompanying financial statements for the periods prior to the Spin-off were prepared on the push down basis of the historical cost to HCA and represent the combined results of operations and cash flows of Triad for those periods.

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

Revenues

     Triad's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated settlements resulted in increases to revenues of $5.5 million and $8.6 million for the years ended December 31, 2001 and 2000, respectively, and decreases to revenues of $1.7 million for the year ended December 31, 1999.

     In association with ongoing federal investigations into certain of HCA's business practices, applicable governmental agencies ceased the settlement of cost reports. The settlement of cost reports started to resume during 1999. Due to the cost reports not being settled, Triad is not receiving all of the updated information which has historically been the basis used to adjust estimated settlement amounts. At this time, Triad cannot predict when, or if, the historical cost report settlement process will be completed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. The estimated net cost report settlements as of December 31, 2001 and 2000 of approximately $34.8 million and $41.1 million, respectively, are included as a reduction to accounts receivable in the accompanying balance sheet. In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the Spin-off. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a net receivable from HCA relating to the indemnification of $24.2 million and $27.7 million as of December 31, 2001 and 2000, respectively (See
NOTE 13).

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

Restricted Cash

     Restricted cash consists of cash funded to an escrow account for the purpose of satisfying deductibles under Triad's general and professional liability risk policy.

Accounts Receivable

     Accounts receivable are recorded at the estimated net realizable amounts from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2001, 2000 and 1999, approximately 31.9%, 29.6% and 31.9%, respectively, of Triad's revenues related to patients participating in the Medicare program. Triad recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. During the years ended December 31, 2001, 2000 and 1999 approximately 28.9%, 31.0% and 32.7%, respectively, of Triad's revenues related to patients in various managed care plans. Approximately half of Triad's facilities are located in the states of Alabama, Indiana, and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular payer or geographic area that would subject it to any significant credit risks in the collection of its accounts receivable.

     Triad maintains allowances for doubtful accounts for estimated losses resulting from payers' inability to make payments on accounts. Triad estimates these allowances based on historical net write offs of uncollectible accounts. If payers' ability to pay deteriorates, additional allowances may be required.

Inventories

     Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

     (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, computed using the straight-line method, was $134.4 million, $76.1 million and $89.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

     (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities. These costs of $1,215.2 million and $227.0 million at December 31, 2001 and 2000, respectively, were amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions and periods ranging from 5 to 20 years for physician practice and clinic acquisitions. During the years ended

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

December 31, 2001 and 2000, these costs were increased by $1,040.6 million and $58.4 million primarily from acquisitions (See NOTE 3). Noncompete agreements are amortized based upon the terms of the respective contracts. Amortization expense was $35.7 million, $7.1 million and $8.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, Triad prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. If market conditions become less favorable than those projected by management, additional impairments may be required.

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

     Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax (provision) benefit consists of Triad's current (provision) benefit for federal and state income taxes and the change in Triad's deferred income tax assets and liabilities. While Triad has considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event Triad were to determine that the realization of its deferred tax asset in the future is different than its net recorded amount, an adjustment to income would be necessary.

     For periods prior to the Spin-off, HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including Triad. The provisions for income taxes (benefits) in the consolidated statements of operations for periods presented prior to the Spin-off were computed on a separate return basis (i.e., assuming Triad had not been included in a consolidated income tax return with HCA).

General and Professional Liability Risks

     Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. Substantially all losses in periods prior to the Spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the Spin-off. After the Spin-off, Triad obtained insurance coverage on a claims incurred basis from HCA's wholly owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad's existing coverage on August 1, 2001. The cost of general and professional liability coverage is based on actuarially determined estimates. Any factors changing the underlying data used in determining these estimates could result in revisions to the reserve. The cost for the years ended December 31, 2001, 2000, and 1999 was approximately $43.6 million, $22.2 million and $23.2 million, respectively. Reserves for general and professional liability risks are actuarially determined and discounted using an interest rate of 6%. The reserve was $36.0 million and $9.5 million at December 31, 2001 and 2000, respectively.

     For periods after the Spin-off, Triad instituted its own self-insured programs for workers compensation and health insurance. Prior to the Spin-off, Triad participated in self-insured programs for workers' compensation and

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

health insurance administered by HCA. HCA retained sole responsibility for all workers' compensation and health claims incurred prior to the Spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Reserves for workers compensation were $9.6 million and $3.0 million at December 31, 2001 and 2000, respectively. Reserves for health claim liability risk were $13.5 million and $4.6 million at December 31, 2001 and 2000, respectively. The reserve for health claim liability risk of $4.6 million was funded at December 31, 2000.

Management Fees

     Prior to the Spin-off, corporate overhead expenses relating to various HCA corporate general and administrative expenses were allocated to Triad based on net revenues. In the opinion of HCA management, this allocation method was reasonable.

Reimbursable Expenses

     Triad's wholly-owned subsidiary, Quorum Health Resources, LLC ("QHR") recognizes revenue based on a contractually determined rate, plus direct costs associated with the contract. The direct costs relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. The salaries and benefits of these employees are legal obligations of and are paid by QHR, and are reimbursed by the managed hospitals. The direct costs are recorded as revenues and reimbursable expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt was determined by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

Derivative Financial Instruments

     Triad adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on January 1, 2001. SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Triad did not use derivatives during 2001 and therefore the adoption of SFAS 133 did not have an effect on the results of operations or the financial position of Triad in 2001. Triad's policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Subsequent to December 31, 2001, Triad entered into an interest rate swap agreement. The interest rate swap that was entered into is designated as a cash flow hedge, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which in the initial period is 1.83%. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which are required to be adopted in fiscal years beginning after December 15, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combinations" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 "Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 will eliminate the periodic amortization of goodwill and institute an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased income or decreased loss from operations by $29.7 million, $6.3 million, and $8.0 million in the years ended December 31, 2001, 2000 and 1999, respectively. Impairment of goodwill would be recorded if the fair value of the goodwill were less than the book value. The review of goodwill will be at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Triad has determined that the reporting units for its owned operations segment will be at one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Impairment losses subsequent to June 30, 2002 would be reflected in operating income. Triad has not determined the impact on the results of operations or financial position for the change in impairment testing.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be adopted in fiscal years beginning after December 15, 2001 with early application encouraged. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad's business is designated as held for sale after the adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

NOTE 3--ACQUISITIONS

     On April 27, 2001, Triad completed the previously announced merger of Quorum with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations, including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of shareholders. Under the terms of the merger agreement, Quorum shareholders became entitled to receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. In addition, each outstanding option to purchase shares of Quorum common stock, whether or not vested or exercisable, was converted at the holder's election into either a fully vested and exercisable option to purchase shares of Triad common stock or cash and shares of Triad common stock. Triad issued 35,786,380 shares, paid $305.0 million in

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--ACQUISITIONS (continued)

cash and issued 1,638,479 options to Quorum option holders in connection with the merger. The purchase price for the merger was determined using the average stock price at the time the merger was announced, cash paid, fair value of options converted and direct costs associated with the merger. The purchase price calculation is summarized below (in millions, except for share amounts and stock price):

Shares issued ................................................     35,786,380
Average stock price ..........................................    $     29.89
                                                                  -----------
                                                                  $   1,069.7
Cash paid to Quorum shareholders .............................          305.0
Fair value of converted options ..............................           31.4
Quorum indebtedness paid at closing ..........................          856.5
Direct merger costs and other ................................           83.0
Quorum government investigation settlement paid ..............           88.7
                                                                  -----------
                                                                  $   2,434.3
                                                                  ===========

     The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad's results of operations beginning May 1, 2001. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained preliminary independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. Triad is also reviewing and determining the fair value of other assets and liabilities assumed. Therefore, the allocation of the purchase price is subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Working capital ..................................................   $  250.0
Property and equipment ...........................................      941.8
Other assets .....................................................      305.1
Net investment in held for sale assets ...........................       65.8
Long-term debt ...................................................      (10.2)
Other non-current liabilities ....................................      (84.0)
Minority interests................................................      (73.1)
Goodwill .........................................................    1,038.9
                                                                     --------
                                                                     $2,434.3
                                                                     ========

Goodwill (included in "Intangible assets" on the Consolidated Balance Sheets) was being amortized on a straight-line basis over 30 years.

     On May 2, 2001, Triad sold two acute care hospitals in Minot, North Dakota acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, one hospital acquired in the merger with Quorum was designated as held for sale prior to the completion of the merger. The purchase price allocated to these assets is equal to the estimated sales prices of the hospitals plus the anticipated cash flows for the estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. On August 7, 2001, Triad sold to an affiliate of a former member of Triad's board of directors its hospital in Baton Rouge, Louisiana for $19.0 million plus assumption of liabilities of $2.3 million. The results of operations of this entity are not included in Triad's results of operations. The pre-tax loss from continuing operations for this hospital and the associated interest expense excluded was $0.4 million and $0.4 million, respectively, during the year ended December 31, 2001.

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--ACQUISITIONS (continued)

     Subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum's accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

     On February 5, 2001, Triad acquired the remaining 50% interest in the entity that owns SouthCrest Hospital and other related healthcare facilities in Tulsa, Oklahoma from its not-for-profit partner, Hillcrest Healthcare System ("Hillcrest"), for $44.6 million, the amount of Hillcrest's investment in the entity. The acquisition consolidated 100% ownership and control of the hospital in Triad effective January 1, 2001. Triad has an option to acquire an adjacent 26-acre parcel of land from Hillcrest for future expansion. SouthCrest Hospital will continue to participate in Hillcrest's joint contracting network that includes other Hillcrest hospitals in Tulsa. Under certain conditions and for a limited time, Hillcrest will have an option to repurchase a 49% interest in SouthCrest Hospital at the then fair market value, subject to minimum valuations and minimum returns on investment to Triad; if Hillcrest were to exercise the option, Triad would retain governance of the facility and continue consolidating the facility for financial reporting.

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

Working capital ..................................................      $ 5.5
Property and equipment ...........................................       86.4
Minority interests ...............................................       (0.9)
                                                                        -----
                                                                        $91.0
                                                                        =====

     The purchase price consists of the $44.6 million in cash paid plus $46.4 million equity investment Triad had recorded prior to the acquisition.

     The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisitions discussed previously had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisitions, adjusted to include the pro forma effect of the acquisitions. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in millions, except per share data).

                                                For the years ended December 31,
                                                --------------------------------
                                                     2001             2000
                                                   ---------       ---------
Revenues ..................................        $ 3,301.2       $ 3,103.4
Net income (loss) .........................        $     1.5       $   (28.1)

Net income (loss) per share:
    Basic .................................        $    0.02       $   (0.42)
    Diluted ...............................        $    0.02       $   (0.42)

NOTE 4--SALES AND CLOSURES

     On November 1, 2001, Triad sold an acute care hospital in Phoenix, Arizona for $55.3 million, including working capital. A gain of $22.0 million was recorded in the year ended December 31, 2001. This facility had revenues of $58.3 million, $64.8 million and $55.0 million for the years ended December 31, 2001, 2000 and 1999,

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SALES AND CLOSURES (continued)

respectively. This facility had pre-tax income (losses) of $0.3 million, $(1.2) million and $(4.6) million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale. For the years ended December 31, 2000 and 1999, this facility had revenues of $22.1 million and $26.0 million, respectively, and income (losses) before impairment charges and income taxes of $(8.9) million and $0.1 million, respectively.

     As discussed in NOTE 3, Triad sold two acute care hospitals in Minot, North Dakota and one acute care hospital in Baton Rouge, Louisiana.

     On December 14, 2000, Triad sold its hospital in Sherman, Texas, which was designated as held for sale in 1999, for $16.0 million. A gain on the sale of $2.0 million was recorded during the year ended December 31, 2000. For the years ended December 31, 2000 and 1999, this facility had revenues of $27.6 million and $28.7 million, respectively, and income (losses) before impairment charges and income taxes of $1.4 million and $(1.6) million, respectively.

     On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

     On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of December 31, 2001, the carrying value of this facility was $2.8 million. For the years ended December 31, 2000 and 1999, this facility had revenues of $1.9 million and $21.8 million, respectively, and losses before impairment charges and income taxes of $4.7 million and $5.6 million, respectively.

     Triad sold the assets of its acute care hospital in DeQueen, Arkansas for approximately $4.0 million plus approximately $0.5 million of assumed liabilities on November 30, 1999. A loss on the sale of $0.5 million was recorded during the year ended December 31, 1999. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 2000 of $(0.8) million. For the year ended December 31, 1999, this facility had revenues of $11.5 million and pre-tax losses before loss on sale of assets and impairment charges of $4.2 million.

     Triad sold a majority of the assets of an acute care hospital in Phoenix, Arizona for $29.2 million on November 30, 1999. Gains (losses) on the sale of $1.3 million and $(3.8) million were recorded during the years ended December 31, 2000 and 1999, respectively. Triad retained the accounts receivable and certain liabilities with a book value at December 31, 2001 and 2000 of $2.2 million and $1.8 million, respectively. For the year ended December 31, 1999, this facility had revenues of $35.4 million and pre-tax losses before loss on sale of assets and impairment charges of $21.5 million.

     On October 31, 1999 Triad sold its stock interest in a psychiatric hospital in Kansas City, Missouri for $4.3 million. A gain on the sale of $0.6 million was recorded during the year ended December 31, 1999. For the year ended December 31, 1999, this facility had revenues of $8.0 million, and no pre-tax income before gain on sale of assets and impairment charges.

     Triad sold its acute care hospitals in Beaumont, Texas and Silsbee, Texas and its interest in an ambulatory surgery center in Beaumont, Texas on September 30, 1999 for $13.7 million. Triad retained the accounts receivable and certain liabilities with a net book value of $(0.5) million at December 31, 2000. A loss on the sale of $2.9 million was recorded during the year ended December 31, 1999. For the year ended December 31, 1999, these

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SALES AND CLOSURES (continued)

facilities had revenues of $36.4 million and pre-tax losses before loss on sale of assets and impairment charges of $15.1 million.

     Triad sold all of its assets in its acute care hospitals in Anaheim, California and Huntington Beach, California and its interest in an ambulatory surgery center in Anaheim, California on September 3, 1999 for $43.3 million. A gain of $1.4 million on the sale was recorded during the year ended December 31, 1999. For the year ended December 31, 1999, these facilities had revenues of $67.1 million and pre-tax losses before gain on sale of assets and impairment charges of $3.5 million.

     Triad sold its joint venture facility in Amarillo, Texas on September 1, 1999 and received $23.1 million in net proceeds. A gain on the sale of $14.2 million was recorded during the year ended December 31, 1999. For the year ended December 31, 1999, this facility had revenues of $6.6 million and pre-tax income before gain on sale of assets and impairment charges of $0.3 million.

NOTE 5--INCOME TAXES

     The income tax (provision) benefit for the years ended December 31, 2001, 2000 and 1999 consists of the following (dollars in millions):

                                                  2001        2000       1999
                                                 ------      ------      -----
Current:
   Federal ................................      $ (0.2)     $   --      $  --
   State ..................................        (2.7)       (1.1)      (1.8)
Deferred:
   Federal ................................       (38.3)       (9.7)      24.8
   State ..................................        (1.3)       (2.1)       2.5
                                                 ------      ------      -----
                                                 $(42.5)     $(12.9)     $25.5
                                                 ======      ======      =====

     Triad also realized a $2.0 million tax benefit from an extraordinary loss on retirement of debt in the year ended December 31, 2001. A reconciliation of the federal statutory rate to the effective income tax rate from operations follows:

                                                          2001    2000    1999
                                                          ----    ----    -----
Federal statutory rate ................................   35.0%   35.0%    35.0%
State income taxes, net of federal income tax benefit .    2.5     4.8      2.8
Coordinating adjustments ..............................    9.3      --       --
Non-deductible goodwill amortization ..................   20.7    13.1     (2.5)
Non-deductible impairment charges .....................   13.9    11.3    (11.5)
Non-deductible ESOP expense ...........................    4.7     8.1     (0.1)
Other items, net ......................................    1.5     2.2     (2.6)
                                                          ----    ----     ----
Effective income tax rate .............................   87.6%   74.5%    21.1%
                                                          ====    ====     ====

     A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES (continued)

                                                                    2001                    2000
                                                            ---------------------   ---------------------
                                                            Assets    Liabilities   Assets    Liabilities
                                                            ------    -----------   ------    -----------
Depreciation and fixed asset basis differences ..........   $   --       $103.2     $   --       $ 51.8
Accounts and other receivables ..........................     43.2           --       26.2           --
Net operating loss carryforwards ........................     53.7           --        7.5           --
Compensation reserves ...................................     24.2           --        8.0           --
Amortization and intangible asset basis differences .....       --         38.3         --           --
Other ...................................................       --          7.6        2.4           --
                                                            ------       ------     ------       ------
                                                             121.1        149.1       44.1         51.8
Valuation allowances ....................................     (1.0)          --       (1.0)          --
                                                            ------       ------     ------       ------
                                                            $120.1       $149.1     $ 43.1       $ 51.8
                                                            ======       ======     ======       ======

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

     Deferred income taxes of $103.1 million and $40.5 million at December 31, 2001 and 2000, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $132.1 million and $49.2 million at December 31, 2001 and 2000, respectively. Current and noncurrent deferred taxes totaled $29.0 million and $8.7 million net tax deferred liability at December 31, 2001 and 2000, respectively.

     At December 31, 2001, state net operating loss carryforwards (expiring in years 2002 through 2021) available to offset future taxable income approximated $255.0 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2001 and 2000.

     At December 31, 2001, the federal net operating loss available to offset future taxable income approximated $134.3 million expiring in 2017 through 2021. Pursuant to the tax sharing and indemnification agreement, Triad is entitled to the tax benefit of such losses.

NOTE 6--IMPAIRMENT OF LONG-LIVED ASSETS

     Through December 31, 2001, Triad followed the provisions of SFAS 121, which addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

     During the year ended December 31, 2001, Triad recorded impairment losses of $21.2 million related to one hospital facility in the owned operations segment where the recorded intangible asset values were not deemed recoverable based upon operating results, trends and projected future cash flows. The facility will continue to be used and is now recorded at estimated fair value, based upon discounted, estimated future cash flows.

     During the year ended December 31, 2001, Triad recorded further impairment losses of $1.9 million on one hospital facility, which was closed in February 2000. The facility's carrying value of $4.7 million was reduced to fair value based on estimated selling value.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--IMPAIRMENT OF LONG-LIVED ASSETS (continued)

     During the year ended December 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts, which was substantially completed by December 31, 2000. Accordingly, the carrying value of the long-lived assets associated with this contract of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the year ended December 31, 2000 and 1999 this entity contributed revenues of $3.1 million and $3.5 million, respectively, and losses before impairment charges and income taxes of $2.8 million and $3.9 million, respectively.

     During the year ended December 31, 2000, the carrying value of the long-lived assets related to one facility that was closed on November 30, 2000 of $15.5 million, was reduced to fair value, based on the estimated selling value, for a non-cash charge of $7.1 million. This facility had revenues of $22.1 million and $26.0 million, respectively, and income (losses) before impairment charges and income taxes of $(8.9) million and $0.1 million for the years ended December 31, 2000 and 1999, respectively. This facility was sold during the year ended December 31, 2001 (see NOTE 4).

     During the year ended December 31, 1999 subsequent to the Spin-off, Triad sold nine hospitals and one psychiatric hospital (See NOTE 4). Triad decided to sell two general, acute care hospitals that were identified as not compatible with Triad's operating plans, based upon management's review of all facilities, and after giving consideration to current and expected competition in each market, expected population trends in each market and the current and expected capital needs in each market. During the year ended December 31, 1999, the carrying values of the long-lived assets related to five of the facilities sold and the two facilities to be sold, were reduced to fair value, based on estimated selling values, for a total non-cash charge of $66.1 million. These facilities had revenues of approximately $131.3 million for the year ended December 31, 1999. These facilities also contributed losses from operations before income tax benefit, gain on sale of assets and the asset impairment charge of approximately $30.7 million for the year ended December 31, 1999. Triad closed one facility on February 11, 2000 and sold the other of these facilities on December 14, 2000.

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

NOTE 7--INVESTMENTS

     In the Quorum acquisition (see NOTE 3), Triad acquired equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38.0% in Macon Healthcare LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. HCA has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, LLC with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized financial information of these entities is as follows (in millions):

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--INVESTMENTS (continued)

               Balance Sheet                                     December 31,
               -------------                                   ---------------
                                                                2001     2000
                                                               ------   ------
Current assets .........................................       $147.2   $142.5
Non-current assets .....................................        463.5    460.0
                                                               ------   ------
                                                               $610.7   $602.5
                                                               ======   ======

Current liabilities ....................................       $ 50.8   $ 52.5
Non-current liabilities ................................          3.2      3.7
Members' equity ........................................        556.7    546.3
                                                               ------   ------
                                                               $610.7   $602.5
                                                               ======   ======

               Income Statement                 For the years ended December 31,
               ----------------                 --------------------------------
                                                   2001       2000       1999
                                                  ------     ------     ------
Revenues ...................................      $666.4     $628.9     $609.9
                                                  ======     ======     ======
Net income .................................      $ 66.8     $ 74.8     $ 60.3
                                                  ======     ======     ======

NOTE 8--LONG-TERM DEBT

     Components of long-term debt at December 31 (in millions):

                                       Carrying Amount           Fair Value
                                     --------------------    -------------------
                                       2001       2000         2001       2000
                                     --------    --------    --------   --------
Revolving Credit Line ............   $   46.0    $     --    $   46.0   $     --
Delay Draw term loan .............         --        51.0          --       51.0
Old Tranche A term loan ..........         --        21.5          --       21.5
New Tranche A term loan ..........      247.5          --       247.5         --
Old Tranche B term loan ..........         --       194.6          --      194.6
New Tranche B term loan ..........      548.5          --       548.5         --
Senior Notes .....................      600.0          --       628.5         --
Senior Subordinated Notes ........      317.8       316.9       356.7      341.3
Other ............................       14.0         6.7        14.3        6.6
                                     --------    --------    --------   --------
                                      1,773.8       590.7    $1,841.5   $  615.0
Less current portion .............      (30.9)       (9.0)   ========   ========
                                     --------    --------
                                     $1,742.9    $  581.7
                                     ========    ========

     As part of the merger with Quorum (See NOTE 3), Triad refinanced its Tranche A term loan, Tranche B term loan, Delay Draw term loan, and Quorum's indebtedness with new indebtedness totaling $1.8 billion. This indebtedness consisted of a Tranche A term loan of $250 million presently bearing interest at LIBOR plus 3.0% (4.93% at December 31, 2001) with principal amounts due beginning 2001 through 2007, a Tranche B term loan of $550 million presently bearing interest at LIBOR plus 3.0% (4.93% at December 31, 2001) with principal amounts due beginning 2001 through 2008, an Asset Sale term loan of $150 million which has been repaid in full as of December 31, 2001 and $600 million of senior notes bearing interest at 8.75% with principal amounts due in 2009. Triad also obtained a $250 million revolving credit line, of which $46 million was outstanding at December 31, 2001, that presently bears interest at LIBOR plus 3.0% (4.75% at December 31, 2001) or at prime plus 2.0% (6.75% at December 31,
2001). The amount outstanding under the revolving credit line was reduced to $35.0 million on January 3, 2002 at a rate of 4.88%. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of December 31, 2001, Triad had $26.9 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction depending upon the total leverage of Triad.

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

     As discussed above, Triad repaid the entire Asset Sale term loan at December 31, 2001 from the proceeds received on the facility sales described in
NOTE 3 and NOTE 4 and cash on hand.

     Triad also has $325.0 million of senior subordinated notes, net of $7.2 million of unamortized discount, which were issued in May 1999 that bear interest at 11.0% with principle amounts due in 2009.

     Triad's term loans and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions including, but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. Triad currently is in compliance with all debt agreement restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit would become due and payable.

     Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 2).

     A debt maturity schedule is as follows (in millions):

2002 ...............................................................   $   30.9
2003 ...............................................................       73.2
2004 ...............................................................       93.6
2005 ...............................................................       93.7
2006 ...............................................................       98.9
Thereafter .........................................................    1,390.7
                                                                       --------
                                                                        1,781.0
Less unamortized debt discount - Senior Subordinated Notes .........       (7.2)
                                                                       --------
                                                                       $1,773.8
                                                                       ========

     During the year ended December 31, 2001, Triad recorded approximately $45.8 million of debt issue costs in connection with the Quorum acquisition. These costs are being amortized using the effective interest method over the lives of the related debt. As a result of the debt financing with the Quorum acquisition, an extraordinary loss of $2.4 million was incurred during the second quarter of 2001 from the write off of $3.9 million of associated debt issue costs, net of tax benefit of $1.5 million. During the fourth quarter of 2001, an extraordinary loss of $0.8 million, net of tax benefit of $0.5 million, was incurred from the write off of $1.3 million of debt issue costs, associated with the early retirement of the Asset Sale loan. Accumulated amortization of the debt issue costs was $8.9 million and $3.0 million as of December 31, 2001 and 2000, respectively.

     Triad's senior subordinated notes and senior notes are guaranteed by all wholly owned operating subsidiaries of Triad (the "Subsidiary Guarantors"). Triad Hospitals Holdings, Inc. was the primary obligor on the senior subordinated notes until the merger with Quorum. As part of the merger (see NOTE
3) and related financing transactions, Triad Hospitals Holdings, Inc. was merged into Triad and all of its existing debt was assumed by Triad. The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad's non-wholly owned operating subsidiaries do not guarantee the notes (the "Non-Guarantor Subsidiaries").

     Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiary are as follows:

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                      For the year ended December 31, 2001
                                    Unaudited
                              (Dollars in millions)

                                                                                       Non-
                                                       Triad         Guarantor      Guarantor
                                                  Hospitals, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                  ---------------   ------------   ------------    ------------   ------------
Revenues ......................................      $     --         $2,296.0       $  380.8        $   (7.3)      $2,669.5

Salaries and benefits .........................           5.6            937.0          185.9              --        1,128.5
Reimbursable expenses .........................            --             41.6             --              --           41.6
Supplies ......................................            --            356.4           54.8              --          411.2
Other operating expenses ......................           0.1            432.1           69.5              --          501.7
Provision for doubtful accounts ...............            --            213.1           26.8              --          239.9
Depreciation ..................................            --            117.0           17.4              --          134.4
Amortization ..................................            --             32.5            3.2              --           35.7
Interest expense allocated ....................            --               --            5.2            (5.2)            --
Interest expense, net .........................         127.4             (1.5)           0.1              --          126.0
ESOP expense ..................................           9.3               --             --              --            9.3
Management fees ...............................            --               --            2.1            (2.1)            --
Gain on sale of assets ........................            --            (23.1)            --              --          (23.1)
Impairment of long lived assets ...............            --             23.1             --              --           23.1
                                                     --------         --------       --------        --------       --------
Total operating expenses ......................         142.4          2,128.2          365.0            (7.3)       2,628.3
                                                     --------         --------       --------        --------       --------

Income (loss) before minority interests, equity
  in earnings and income tax provision ........        (142.4)           167.8           15.8              --           41.2
Minority interests ............................            --             (7.6)           0.4              --           (7.2)
Equity in earnings of affiliates ..............         190.9             30.7             --          (207.1)          14.5
                                                     --------         --------       --------        --------       --------

Income before income tax provision ............          48.5            190.9           16.2          (207.1)          48.5

Income tax provision ..........................         (42.5)              --             --              --          (42.5)
                                                     --------         --------       --------        --------       --------

Income from operations ........................           6.0            190.9           16.2          (207.1)           6.0
Extraordinary item, net of tax ................          (3.2)              --             --              --           (3.2)
                                                     --------         --------       --------        --------       --------
Net income ....................................      $    2.8         $  190.9       $   16.2        $ (207.1)      $    2.8
                                                     ========         ========       ========        ========       ========

                              TRIAD HOSPITALS, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                      For the year ended December 31, 2000
                                    Unaudited
                              (Dollars in millions)

                                                                                       Non-
                                                       Triad         Guarantor      Guarantor
                                                  Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ---------------   ------------   ------------   ------------   ------------
Revenues ......................................      $     --         $1,176.6       $   59.7       $   (0.8)      $1,235.5

Salaries and benefits .........................           0.9            495.3           14.9             --          511.1
Supplies ......................................            --            171.9           13.7             --          185.6
Other operating expenses ......................            --            251.3            8.5             --          259.8
Provision for doubtful accounts ...............            --            102.2            1.4             --          103.6
Depreciation ..................................            --             73.2            2.9             --           76.1
Amortization ..................................            --              6.6            0.5             --            7.1
Interest expense allocated ....................            --              0.1             --           (0.1)            --
Interest expense, net .........................          63.1             (5.8)            --             --           57.3
ESOP expense ..................................           7.1               --             --             --            7.1
Management fees ...............................            --               --            0.7           (0.7)            --
Gain on sale of assets ........................            --             (7.9)            --             --           (7.9)
Impairment of long lived assets ...............            --              8.0             --             --            8.0
                                                     --------         --------       --------       --------       --------
Total operating expenses ......................          71.1          1,094.9           42.6           (0.8)       1,207.8
                                                     --------         --------       --------       --------       --------

Income (loss) before minority interests, equity
  in earnings and income tax provision ........         (71.1)            81.7           17.1             --           27.7
Minority interests ............................            --             (9.0)            --             --           (9.0)
Equity in earnings of affiliates ..............          88.4             15.7             --         (105.5)          (1.4)
                                                     --------         --------       --------       --------       --------

Income before income tax provision ............          17.3             88.4           17.1         (105.5)          17.3

Income tax provision ..........................         (12.9)              --             --             --          (12.9)
                                                     --------         --------       --------       --------       --------

Net income ....................................      $    4.4         $   88.4       $   17.1       $ (105.5)      $    4.4
                                                     ========         ========       ========       ========       ========

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                      For the year ended December 31, 1999
                                    Unaudited
                              (Dollars in millions)

                                                                                        Non-
                                                       Triad          Guarantor      Guarantor
                                                  Hospitals, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                  ---------------   ------------   -------------   ------------   ------------
Revenues ......................................      $     --         $1,278.9       $   47.9       $    2.3       $1,329.1

Salaries and benefits .........................            --            558.4           12.5             --          570.9
Supplies ......................................            --            189.5           10.6             --          200.1
Other operating expenses ......................            --            293.3            8.2             --          301.5
Provision for doubtful accounts ...............            --            128.1            0.9             --          129.0
Depreciation ..................................            --             87.2            2.6             --           89.8
Amortization ..................................            --              8.0            0.7             --            8.7
Interest expense allocated ....................            --             23.5           (3.5)           2.5           22.5
Interest expense, net .........................          44.1             (1.4)            --             --           42.7
ESOP expense ..................................           3.7               --             --             --            3.7
Management fees ...............................            --              9.4           (0.3)          (0.2)           8.9
Gain on sale of assets ........................            --             (8.6)            --             --           (8.6)
Impairment of long lived assets ...............            --             66.1            3.1             --           69.2
                                                     --------         --------       --------       --------       --------
Total operating expenses ......................          47.8          1,353.5           34.8            2.3        1,438.4
                                                     --------         --------       --------       --------       --------

Income (loss) before minority interests, equity
  in earnings and income tax benefit ..........         (47.8)           (74.6)          13.1             --         (109.3)
Minority interests ............................            --             (8.7)            --             --           (8.7)
Equity in earnings (loss) of affiliates .......         (37.4)            10.0             --           24.3           (3.1)
                                                     --------         --------       --------       --------       --------

Income (loss) before income tax benefit .......         (85.2)           (73.3)          13.1           24.3         (121.1)

Income tax benefit ............................          25.5               --             --             --           25.5
                                                     --------         --------       --------       --------       --------

Net income (loss) .............................      $  (59.7)        $  (73.3)      $   13.1       $   24.3       $  (95.6)
                                                     ========         ========       ========       ========       ========

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                                December 31, 2001
                                    Unaudited
                              (Dollars in millions)

                                                                                        Non-
                                                        Triad         Guarantor      Guarantor
                                                    Hospitals,Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    --------------   ------------   ------------   ------------   ------------
                     Assets
Current assets
   Cash and cash equivalents ....................     $     --         $   14.7        $  1.6       $      --      $   16.3
   Restricted cash ..............................          5.7               --            --              --           5.7
   Accounts receivable, net......................           --            365.8          80.8              --         446.6
   Other current assets..........................        104.6            155.9          18.2              --         278.7
                                                      --------         --------        ------       ---------      --------
Total current assets.............................        110.3            536.4         100.6              --         747.3

Net property and equipment, at cost..............           --          1,526.1         290.9              --       1,817.0

Intangible assets ...............................           --          1,247.5          48.3              --       1,295.8
Investments in subsidiaries......................      3,174.1            471.0            --        (3,455.7)        189.4
Due from affiliates .............................        313.7               --            --          (313.7)           --
Other assets.....................................         39.5             66.4           9.9              --         115.8
                                                      --------         --------        ------       ---------      --------

Total assets ....................................     $3,637.6         $3,847.4        $449.7       $(3,769.4)     $4,165.3
                                                      ========         ========        ======       =========      ========

             Liabilities and Equity
Current liabilities .............................     $   42.6         $  279.2        $ 44.5       $      --      $  366.3
Due to affiliates................................           --            249.7          64.0          (313.7)           --
Long-term debt...................................      1,731.4              4.8           6.7              --       1,742.9
Deferred taxes and other liabilities ............        132.1             68.4            --              --         200.5
Minority  interests  in  equity  of  consolidated
   entities......................................           --             71.2          52.9              --         124.1
Equity...........................................      1,731.5          3,174.1         281.6        (3,455.7)      1,731.5
                                                      --------         --------        ------       ---------      --------

Total liabilities and equity ....................     $3,637.6         $3,847.4        $449.7       $(3,769.4)     $4,165.3
                                                      ========         ========        ======       =========      ========

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                                December 31, 2000
                                    Unaudited
                              (Dollars in millions)

                                                                                  Non-
                                                   Triad         Guarantor      Guarantor
                                               Hospitals,Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               --------------   ------------   ------------   ------------   ------------
                     Assets
Current assets
   Cash and cash equivalents ...............      $     --        $     6.4       $ 0.3         $      --       $    6.7
   Accounts receivable, net.................            --            162.5         8.6                --          171.1
   Other current assets.....................          41.9            106.9         1.6                --          150.4
                                                  --------        ---------       -----         ---------       --------
 Total current assets.......................          41.9            275.8        10.5                --          328.2

Net property and equipment, at cost.........            --            738.3        14.7                --          753.0

Intangible assets...........................            --            215.6        12.2                --          227.8
Investments in subsidiaries.................       1,326.7            136.2          --          (1,383.5)          79.4
Due from affiliates.........................            --            137.1        23.2            (160.3)            --
Other assets................................           4.7              7.4          --                --           12.1
                                                  --------        --------        -----         ---------       --------

Total assets ...............................      $1,373.3        $ 1,510.4       $60.6         $(1,543.8)      $1,400.5
                                                  ========        =========       =====         =========       ========

             Liabilities and Equity
Current liabilities ........................      $   13.4        $   121.3       $ 1.6         $     --        $  136.3
Due to affiliates...........................         160.3               --          --            (160.3)            --
Long-term debt..............................         576.7              5.0          --                --          581.7
Deferred taxes and other liabilities........          49.2              7.4         2.2                --           58.8
Minority interests in equity of consolidated
   entities ................................            --             50.0          --                --           50.0
Equity......................................         573.7          1,326.7        56.8          (1,383.5)         573.7
                                                   --------         -------        ----          ---------      --------

Total liabilities and equity ...............      $1,373.3        $ 1,510.4       $60.6         $(1,543.8)      $1,400.5
                                                  ========        =========       =====         =========       ========


                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                      For the year ended December 31, 2001
                                    Unaudited
                              (Dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
 activities .......................................   $  (156.0)          $  418.1        $ 56.2        $  --          $   318.3
Cash flows from investing activities
    Purchases of property and equipment............          --             (159.7)        (40.9)          --             (200.6)
    Investment in and advances to affiliates.......       122.1              (72.5)        (31.9)          --               17.7
    Proceeds received on sale of asset.............          --              127.8            --           --              127.8
    Payments for acquisitions......................    (1,386.6)                --            --           --           (1,386.6)
    Restricted cash ...............................        (5.7)                --            --           --               (5.7)
    Other..........................................          --               (5.7)           --           --               (5.7)
                                                      ---------           --------        ------        -----          ---------
Net cash used in investing activities..............    (1,270.2)            (110.1)        (72.8)          --           (1,453.1)
Cash flows from financing activities
    Payments of long-term debt ....................      (577.5)              (3.0)         (1.1)          --             (581.6)
    Proceeds from issuance of long-term debt.......     1,752.7                 --            --           --            1,752.7
    Payment of debt issue cost.....................       (45.8)                --            --           --              (45.8)
    Proceeds from issuance of common stock.........        27.0                 --            --           --               27.0
    Distributions to minority partners ............          --               (7.7)         (0.2)          --               (7.9)
    Net change in due to (from) affiliate..........       269.8             (289.0)         19.2           --                 --
                                                      ---------           --------        ------        -----          ---------
Net cash provided by (used in) financing
   activities .....................................     1,426.2             (299.7)         17.9           --            1,144.4
                                                      ---------           --------        ------        -----          ---------
Change in cash and cash equivalents................          --                8.3           1.3           --                9.6

Cash and cash equivalents at beginning of period...          --                6.4           0.3           --                6.7
                                                      ---------           --------        ------        -----          ---------
Cash and cash equivalents at end of period ........   $      --           $   14.7        $  1.6        $  --          $    16.3
                                                      =========           ========        ======        =====          =========

                Condensed Consolidating Statements of Cash Flows
                      For the year ended December 31, 2000
                                    Unaudited
                              (Dollars in millions)

                                                                                          Non-
                                                          Triad          Guarantor      Guarantor
                                                      Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
   activities......................................      $(61.0)        $  117.2          $ 15.4          $  --         $  71.6
Cashflows from investing activities
    Purchases of property and equipment............          --            (90.2)           (4.2)            --           (94.4)
    Investment in and advances to affiliates.......        (2.4)            34.9            (9.8)            --            22.7
    Proceeds received on sale of assets............          --             20.7              --             --            20.7
    Payments for acquisitions......................          --           (118.2)           (0.6)            --          (118.8)
    Other..........................................          --             (1.6)             --             --            (1.6)
                                                         ------         --------          ------          -----         -------
Net cash used in investing activities..............        (2.4)          (154.4)          (14.6)            --          (171.4)
Cash flows from financing activities
    Payments of long-term debt.....................       (15.8)            (1.7)             --             --           (17.5)
    Proceeds from issuance of long-term debt.......        51.0               --              --             --            51.0
    Payment of debt issue costs....................        (1.5)              --              --             --            (1.5)
    Proceeds from issuance of common stock.........         9.9               --              --             --             9.9
    Distributions to minority partners.............          --             (6.3)             --             --            (6.3)
    Net change in due to (from) affiliate..........        19.8            (19.2)           (0.6)            --              --
                                                         ------         --------          ------          -----         -------
Net cash provided by (used in) financing activities        63.4            (27.2)           (0.6)            --            35.6
                                                         ------         --------          ------          -----         -------
Change in cash and cash equivalents................          --            (64.4)            0.2             --           (64.2)
Cash and cash equivalents at beginning of period...          --             70.8             0.1             --            70.9
                                                         ------         --------          ------          -----         -------
Cash and cash equivalents at end of period ........      $   --         $    6.4          $  0.3          $  --         $   6.7
                                                         ======         ========          ======          =====         =======

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                      For the year ended December 31, 1999
                                    Unaudited
                              (Dollars in millions)

                                                                                              Non-
                                                             Triad          Guarantor      Guarantor
                                                         Hospitals, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                         ---------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities ..       $ (34.8)        $ 170.5         $ 19.5         $   --        $ 155.2
Cash flows from investing activities
    Purchases of property and equipment ..............            --          (129.8)          (2.9)            --         (132.7)
    Investment in and advances to affiliates .........           0.8           (38.9)         (16.6)            --          (54.7)
    Proceeds received on sale of assets ..............            --           117.8             --             --          117.8
    Other ............................................            --            12.1           (0.2)            --           11.9
                                                             -------         -------         ------         ------        -------
Net cash provided by (used in) investing activities ..           0.8           (38.8)         (19.7)            --          (57.7)
Cash flows from financing activities
    Payments of long-term debt .......................        (108.0)           (6.2)            --             --         (114.2)
    Distributions to minority partners ...............            --           (18.6)            --             --          (18.6)
    Net change in due to (from) affiliate ............         142.0           (36.1)           0.3             --          106.2
                                                             -------         -------         ------         ------        -------
Net cash provided by (used in) financing activities ..          34.0           (60.9)           0.3             --          (26.6)
                                                             -------         -------         ------         ------        -------
Change in cash and cash equivalents ..................            --            70.8            0.1             --           70.9
Cash and cash equivalents at beginning of period .....            --              --             --             --             --
                                                             -------         -------         ------         ------        -------
Cash and cash equivalents at end of period ...........       $    --         $  70.8         $  0.1         $   --        $  70.9
                                                             =======         =======         ======         ======        =======

NOTE 9--LEASES

     Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2001, 2000 and 1999 was $50.3 million, $31.0 million and $33.6 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2001:

                                                      Operating    Capital
                                                      ---------    -------
2002 .............................................     $   37.2     $  0.3
2003 .............................................         31.5        0.2
2004 .............................................         27.4        0.1
2005 .............................................         21.6         --
2006 .............................................         16.2         --
Thereafter .......................................         43.6         --
                                                       --------     ------
Total minimum payments ...........................     $  177.5        0.6
                                                       ========
Less amounts representing interest ...............                    (0.1)
                                                                    ------
Present value of minimum lease payments ..........                  $  0.5
                                                                    ======

     The following summarizes amounts related to equipment leased by Triad under capital leases at December 31:

                                                          2001        2000
                                                        ------       ------
Equipment ......................................        $  0.9       $  1.4
Accumulated amortization .......................          (0.4)        (0.6)
                                                        ------       ------
Net book value .................................        $  0.5       $  0.8
                                                        ======       ======

     On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers to an unaffiliated third party pursuant to a long-term lease. Lease income of $17.8 million, $16.9 million and $16.7 million was recorded in the years ended December 31, 2001, 2000 and 1999, respectively. The following summarizes the assets leased at December 31, 2001 and 2000 (dollars in millions):

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--LEASES (continued)

                                                        2001         2000
                                                      -------      -------
Land ...........................................      $   7.7      $   7.7
Buildings ......................................         51.6         51.6
Equipment ......................................         69.1         69.1
                                                      -------      -------
                                                        128.4        128.4
Accumulated depreciation .......................        (86.3)       (80.3)
                                                      -------      -------
                                                      $  42.1      $  48.1
                                                      =======      =======

     The following is a schedule of minimum future lease income on these leases as of December 31, 2001 (dollars in millions):

2002 ......................................................      $   18.0
2003 ......................................................          18.2
2004 ......................................................          18.5
2005 ......................................................          18.8
2006 ......................................................          19.1
Thereafter ................................................         141.7
                                                                 --------
Total minimum income ......................................      $  234.3
                                                                 ========

NOTE 10--STOCK BENEFIT PLANS

     Triad's 1999 Long-Term Incentive Plan has 14,000,000 shares of Triad's common stock reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. Stock options granted are generally at an exercise price equal to the fair market value at the date of grant and are exercisable over a four year period and expire ten years from date of grant. The plan provides for immediate vesting upon a change in control. On April 28, 2000, Triad granted 900,056 stock options under this plan with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the numbers of shares available. Shareholder approval was granted on May 23, 2000. Compensation expense of $0.9 million was recognized in the year ended December 31, 2000 based on the difference between the market price of the common stock on the date of shareholder approval and the market price of the common stock on date of grant amortized over the vesting period.

     The merger of Triad and Quorum (See NOTE 3) constituted a "change of control" under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad Management Stock Purchase Plan ("MSPP"), the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of certain stock options in connection with the merger. The waivers ended June 29, 2001. In addition, restrictions lapsed on shares of Triad restricted common stock issued under the MSPP, described below, and these shares became fully vested and transferable and no longer are subject to forfeiture. As a result of the above referenced vesting, Triad recorded non-cash stock option expense of $4.2 million during the year ended December 31, 2001.

     Triad has an Executive Stock Purchase Plan, for which 1,000,000 shares of Triad's common stock were reserved for issuance. The Executive Stock Purchase Plan granted to specified executives of Triad a right to purchase shares of common stock from Triad. Triad loaned each participant in the plan approximately 100% of the purchase price of Triad's common stock bearing interest at 5.15% per annum, on a full recourse basis. The principal and interest of the loans will mature on the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. In addition, Triad has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is equal to the purchase price of the shares and the options expire in 10 years. During the year ended December 31,1999,

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

970,000 shares were purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The total amount which has been loaned to participants to purchase shares under the plan is $9.1 million which was recorded as a reduction to equity. On September 26, 2001, one participant repaid his $0.4 million loan.

     Triad adopted various other plans for which 500,000 shares of Triad's common stock have been reserved for issuance. During the year ended December 31, 1999, Triad also granted 340,000 options to HCA executives with the exercise price equal to market price on the date of grant and which were exercisable on the date of grant. HCA paid Triad $1.5 million in exchange for the issuance of these options. All of these options expire 10 years after grant. All other options granted under these plans are exercisable over a four-year period and expire 10 years from the date of grant.

     As anticipated at the time of the Spin-off, Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000 subject to approval by the Internal Revenue Service (the "IRS"). The exercise price of these stock options is equal to the market price on the grant date. The stock options become immediately exercisable upon receipt of the IRS approval and expire 10 years from that date. Triad waived the IRS approval provision on June 27, 2001 and the options are now exercisable. Non-cash stock option expense of $1.4 million was recorded under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" using the fair value of these options. Since the options are immediately exercisable, no additional non-cash stock option expense will be recorded.

     As part of the merger (see NOTE 3), Triad issued stock options to Quorum option holders under Quorum's 1997 Stock Option Plan. The fair value of these options was included in the purchase price for the merger.

     Information regarding these options for 2001, 2000 and 1999 is summarized below:

                                    Stock       Option Price     Weighted Average
                                   Options       Per Share        Exercise Price
                                 ----------   ----------------   ----------------
Balances, January 1, 1999 ....           --         --                   --
   Granted ...................    4,654,103   $ 0.07 - $18.84        $11.29
   Exercised .................       (8,667)  $ 0.07 - $12.64        $ 8.30
   Cancelled .................     (194,828)  $ 0.19 - $18.84        $12.08
                                  ---------
Balances, December 31, 1999 ..    4,450,608   $ 0.07 - $18.84        $11.26
   Granted ...................    2,102,556   $16.50 - $27.69        $17.48
   Exercised .................     (618,456)  $ 0.07 - $18.84        $11.52
   Cancelled .................     (267,922)  $ 0.07 - $27.69        $13.62
                                  ---------
Balances, December 31, 2000 ..    5,666,786   $ 0.07 - $27.69        $13.43
   Granted ...................    4,948,479   $12.27 - $50.35        $25.90
   Exercised .................   (1,388,414)  $ 0.19 - $30.47        $15.56
   Cancelled .................     (320,301)  $ 0.19 - $50.35        $27.90
                                  ---------
Balances, December 31, 2001 ..    8,906,550   $ 0.07 - $50.35        $19.49
                                  =========

     The weighted-average fair value of stock options granted to Triad employees during the year ended December 31, 2001, 2000 and 1999, was $17.19, $9.64 and $4.22 per option, respectively. At December 31, 2001, 2000 and 1999, there were 5,852,800, 1,337,085 and 1,401,650 options exercisable, respectively. There were 4,682,181, 466,506 and 2,118,225 stock options available for grant at December 31, 2001, 2000 and 1999, respectively.

     The following table summarizes information regarding the options outstanding at December 31, 2001:

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

                                      Options Outstanding            Options Exercisable
                           -------------------------------------   -----------------------
                                           Weighted
                                           Average      Weighted                  Weighted
                              Number      Remaining     Average       Number      Average
                           Outstanding   Contractual    Exercise   Exercisable    Exercise
                           at 12/31/01       Life        Price     at 12/31/01     Price
                           -----------   -----------   ---------   -----------   ---------
Range of Exercise Prices
$44.54 .................        2,695      1 year      $   44.54        2,695    $   44.54
$50.35 .................        2,695      2 years         50.35        2,695        50.35
$23.31 .................        2,695      3 years         23.31        2,695        23.31
$16.69 to $19.14 .......      262,043      4 years         16.73      262,043        16.73
$15.42 to $29.08 .......      401,503      5 years         16.10      401,503        16.10
$18.85 to $31.50 .......       12,721      6 years         25.60       12,721        25.60
$16.34 to $27.84 .......      186,226      7 years         16.73      186,226        16.73
$0.07 to $18.84 ........    3,101,720      8 years         11.13    3,101,720        11.13
$16.50 to $27.69 .......    1,780,502      9 years         17.50    1,780,502        17.50
$24.63 to $35.70 .......    3,153,750      10 years        29.58      100,000        24.63
                            ---------                  ---------    ---------    ---------
                            8,906,550                  $   19.49    5,852,800    $   14.14
                            =========                  =========    =========    =========

     Triad has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, but continues to measure stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. If Triad had measured compensation cost for the stock options granted to its employees under the fair value based method prescribed by SFAS 123, the net income (loss) for the years ended December 31 would have been changed to the pro forma amounts set forth below (dollars in millions):

                                            2001        2000        1999
                                         ---------    --------   ----------
Net income (loss)
     As reported .....................   $     2.8    $    4.4   $    (95.6)
     Pro forma . .....................   $   (15.5)   $    0.8   $   (100.5)

Basic income (loss) per share:
     As reported .....................   $    0.04    $   0.14   $    (3.12)
     Pro forma . .....................   $   (0.27)   $   0.03   $    (3.28)

Diluted income (loss) per share:
     As reported .....................   $    0.05    $   0.13   $    (3.12)
     Pro forma . .....................   $   (0.27)   $   0.02   $    (3.28)

     The fair values of stock options granted to Triad's employees used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions for the years ended December 31:

                                             2001          2000          1999
                                           -------       -------       -------
Risk free interest rate ..............        4.63%         5.84%         5.85%
Expected life ........................     5 years       5 years       5 years
Expected volatility ..................        58.9%         43.5%         31.7%
Expected dividend yield ..............          --            --            --

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCK BENEFIT PLANS (continued)

     Subsequent to December 31, 2001, Triad granted 2,806,500 stock options with an exercise price equal to the market price on the date of grant. The options are exercisable over a four-year period and expire ten years from the date of grant.

     Triad has an Employee Stock Purchase Plan ("ESPP") which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 209,553, 147,023 and 65,982 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Triad's MSPP provides certain members of management an opportunity to purchase restricted shares of common stock at a discount through payroll deductions over six month intervals. These restrictions lapse three years after the date of purchase. During the years ended December 31, 2001 and 2000, 34,699 shares at a weighted average price of $21.51 per share and 72,586 shares at a weighted average price of $10.86 per share, respectively, were issued through the MSPP. Subsequent to December 31, 2001, 14,599 shares at $23.50 per share were issued through the MSPP.

NOTE 11--RETIREMENT PLANS

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

     The loan to the ESOP is recorded in unearned ESOP compensation and stockholders notes receivable in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $9.3 million, $7.1 million and $3.7 million during the years ended December 31, 2001, 2000 and 1999, respectively, and the unearned ESOP compensation was $24.2 million and $27.6 million at December 31, 2001 and 2000, respectively.

The ESOP shares as of December 31, 2001 were as follows:

Shares released ...........................................              600,000
Shares committed to be released ...........................              300,000
Unreleased shares .........................................            2,100,000
                                                                       ---------
Total ESOP shares .........................................            3,000,000
                                                                       =========
Fair value of unreleased shares............................        $61.6 million

     Triad has instituted a defined contribution retirement plan which covers substantially all employees that were not part of the plan assumed in the Quorum acquisition described below. Benefits are determined primarily as a percentage of a participant's annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--RETIREMENT PLANS (continued)

who meet certain minimum requirements. The plan requires that Triad match 50% of a participant's contribution up to certain maximum levels. Triad recorded expense under these plans of $6.9 million, $4.3 million and $11.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and recorded reductions of estimates of prior year retirement plan accruals of $1.5 million, $5.0 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts approximately equal to retirement plan expense are funded annually. Triad's contributions to the contributory benefit plan are funded periodically during the year.

     In the Quorum acquisition (see NOTE 3), Triad assumed defined contribution employee benefit plans covering substantially all employees that were employees of Quorum. Employees may contribute up to 15% of eligible compensation subject to IRS limits. The plans permit a discretionary base contribution and a discretionary match to employee deferrals. Contributions to the plans are determined annually. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the year ended December 31, 2001 totaled $10.2 million. On January 1, 2002, this plan was merged into the Triad defined contribution plan described above.

NOTE 12--INCOME (LOSS) PER SHARE

     Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. The weighted average number of shares outstanding for the year ended December 31, 1999 assumes the shares issued at the Spin-off were outstanding at the beginning of 1999. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 4,385,100 as of December 31, 1999 were not included for diluted loss per share calculations since the impact was antidilutive. Weighted average shares for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                   For the years ended December 31,
                                                                ------------------------------------
                                                                   2001         2000         1999
                                                                ----------   ----------   ----------
Weighted average shares exclusive of unreleased ESOP shares..   57,508,685   31,593,403   30,484,778
ESOP shares committed to be released ........................      150,000      150,000      150,000
                                                                ----------   ----------   ----------

Basic weighted average shares outstanding ...................   57,658,685   31,743,403   30,634,778

Effect of dilutive securities - employee stock options ......    3,397,009    2,390,007           --
                                                                ----------   ----------   ----------
Diluted weighted average shares outstanding .................   61,055,694   34,133,410   30,634,778
                                                                ==========   ==========   ==========

NOTE 13--AGREEMENTS WITH HCA

     As described below, Triad has entered into several agreements with HCA to facilitate an orderly change after the Spin-off.

     HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the Spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses, which it incurs arising from the pending governmental investigations of certain of HCA's business practices. The distribution agreement further provides that HCA will indemnify Triad for any losses which it may incur arising from stockholder actions

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH HCA (continued)

and other legal proceedings related to the governmental investigations which are currently pending against HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and related to such proceedings. HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the Spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the Spin-off.

     HCA has entered into a compliance agreement setting forth certain agreements to comply with applicable laws and regulations. Triad was obligated to participate with HCA in these negotiations. On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad's hospitals to substantial monetary penalties. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad's hospitals contained in the integrity agreement include:

     . Continuing the duties and activities of corporate compliance officers and committees and maintaining a written code of conduct and written policies and procedures;
     . Providing general training on the compliance policy in the agreement and specific training for the appropriate personnel on billing, coding and cost report issues;
     . Having an independent third party conduct periodic audits of inpatient DRG coding and laboratory billing;
     . Continuing a confidential disclosure program and compliance hotline and implementing enhanced screening to ensure ineligible employees and contractors are not hired;
     . Reporting material deficiencies resulting in an overpayment by a federal healthcare program and probable violations of certain laws, rules and regulations; and
     . Submitting annual reports to the Inspector General describing the operations of the corporate compliance program for the past year.

     In connection with the Spin-off, HCA also agreed to indemnify Triad for any payments which it is required to make in respect to Medicare, Medicaid and Blue Cross cost reports relating to the cost report periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports.

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

     Prior to the date of the Spin-off, HCA maintained various insurance policies for the benefit of Triad. In connection with the Spin-off, HCA and Triad entered into an agreement relating to insurance matters which provides that any claims against insurers outstanding at the Spin-off will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of liability claim, which is the owner of the facility at which the activity which is the subject of the claim occurred. HCA will pay Triad any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts (unless such amounts were paid to or accounted for by the affected entity prior to the Spin-off). HCA and Triad have ensured that all of the insurance policies in effect after the Spin-off provided the same coverage to Triad that were available prior to the Spin-off. Triad purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of HCA. Any retroactive rate adjustments for periods ending on or before the Spin-off, in respect of such insurance policies, will be paid or received by HCA. Triad continues to purchase a portion of its general and professional liability insurance from HCA (See NOTE 2).

     HCA's wholly owned subsidiary Columbia Information Services, Inc. ("CIS"), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to Triad. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. CIS charged Triad approximately $22.0 million, $19.0 million, and $19.0 million in the years ended December 31, 2001, 2000 and 1999, respectively, for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement. CIS did not warrant that the software and hardware used by CIS in providing services to Triad would be Year 2000 ready, although Triad did not experience any significant Year 2000 problems in respect of such software. Pursuant to a Year 2000 professional services agreement, HCA continued its ongoing program of inspecting medical equipment at Triad's hospitals to assure Year 2000 compliance. Under such agreement, Triad remained solely responsible for any lack of Year 2000 compliance. No Year 2000 problems occurred relating to any medical equipment. The Year 2000 professional services agreement terminated on April 30, 2000.

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

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--AGREEMENTS WITH HCA  (continued)

     Triad is an investor along with HCA in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

     HCA entered into agreements with Triad whereby HCA will share telecommunications services with Triad under HCA's agreements with its telecommunications services provider and whereby HCA will make certain account collection services available to Triad.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities:

                                                                                 2001   2000    1999
                                                                                 ----   ----   ------
Investing activities:
Swap of Laredo/Victoria facilities
   Transfer of Laredo facility................................................    --     --    (38.1)
   Recording of Victoria facility.............................................    --     --     33.9
Escrow establishment in connection with the sale of Phoenix Medical Center....    --     --      4.4
Sale of facilities prior to Spin-off..........................................    --     --      3.3

NOTE 15--CONTINGENCIES

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

     In April 2001, the parties negotiated a settlement that would result in the dismissal of the action. The settlement was subject to a number of conditions, including Court approval. Court approval was obtained, and on October 22, 2001 the court dismissed the action pursuant to the terms of the agreed upon settlement, and Triad paid the settlement. The settlement did not have a material effect on Triad's financial position or results of operations.

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

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

     The government asserted that the false claims in cost reports were reflected, in part, in "reserve analyses" created by Quorum. The complaint also alleged that these cost report filings were prepared as a result of company policy. This qui tam action sought three times the amount of damages caused to the United States by Quorum's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each claim, and the relator's attorneys' fees and costs. On April 23, 2001, a settlement agreement was signed and a stipulation of dismissal was filed with the court dismissing all claims against Quorum, QHR and the other Quorum subsidiaries named in the lawsuit. The settlement provided for a payment of $82.5 million in compensation to the government, plus interest accruing on $77.5 million at 7.25% per annum from October 2, 2000 (the date on which an understanding with the government to settle this lawsuit was reached) to the payment date. The settlement was paid in April 2001. The settlement agreement also provides, on certain conditions, for a release of all hospitals currently or formerly managed by QHR electing to participate in the settlement.

     In connection with the settlement, Quorum entered into a corporate integrity agreement with the Office of Inspector General containing, among other things, an affirmative obligation to report certain violations of applicable laws and regulations. On August 10, 2001, the Office of Inspector General agreed to suspend Quorum's obligations under this corporate integrity agreement until November 1, 2001, in exchange for Triad's agreement to negotiate a corporate integrity agreement that would also include the hospitals owned by Triad at the time of its merger with Quorum, as well as hospitals Triad might subsequently acquire. (In the distribution agreement with HCA at the time of its spin-off, Triad agreed to participate in the negotiation of a corporate integrity agreement with the Office of Inspector General.) These negotiations of a "combined" corporate integrity agreement were concluded and the agreement became effective on November 1, 2001 (see NOTE 13).

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

     On October 26, 2000, Quorum completed settlement of this qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. Quorum paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. In addition to the settlement agreement, Quorum entered into a five-year corporate integrity agreement covering Flowers Hospital with the Office of the Inspector General, which was terminated upon the effective date of the Quorum corporate integrity agreement entered into in connection with the False Claims Act litigation discussed above. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

     As a result of its ongoing discussions with the government, prior to the merger Quorum learned that there are two additional unrelated qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued $3.5 million on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

government could undertake additional investigative efforts. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys' fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice. As Quorum's successor, Triad was also a defendant in another qui tam complaint, in which the government declined to intervene. After receipt of service, Triad filed motions to dismiss such litigation against Quorum and QHR and on October 9, 2001, the relators filed notices of voluntary dismissal, to which the government indicated its consent. The court dismissed such litigation on October 17, 2001.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

     In October and November 1998, some of Quorum's stockholders filed lawsuits against Quorum in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased Quorum's common stock from October 25, 1995 through October 21, 1998, except for Quorum's insiders and their immediate families. The amended complaint names Quorum, several of Quorum's former officers, and one of Quorum's former outside directors, as defendants.

     The amended complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that Quorum materially inflated Quorum's net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of that practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, Quorum filed a motion to dismiss the complaint. On November 13, 2000, the judge denied Quorum's motion to dismiss the complaint against Quorum and James E. Dalton, Jr., Quorum's former President/CEO. The judge granted Quorum's motion to dismiss as to all other defendants. The judge heard oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss and on April 19, 2001 granted Mr. Dalton's motion to dismiss. The parties recently tentatively agreed to submit the class action to non-binding mediation. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

     At this time Triad cannot predict the final effect or outcome of any of the ongoing investigations or the class or qui tam actions. If Quorum's hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad's results of operations or financial position.

     From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad's business, financial position, and results of operations or prospects.

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. The IRS has not proposed any adjustments.

     During the year ended December 31, 2001, Triad (as successor-in-interest to Quorum) accepted IRS proposed settlements for the fiscal years ended June 30, 1993 through 1998. The most significant items included in the settlements were adjustments to taxable income for certain tax deductions and losses disallowed in the preceding IRS audit cycle for the fiscal years ended June 30, 1990 through 1992, tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, and income recognition related to cost report settlements. The settlements did not have a material effect on Triad's results of operations or financial position.

     The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures where Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad's results of operations or financial position.

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

     HCA is a defendant in several qui tam actions on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

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

     On December 14, 2000, HCA announced that it had entered into a settlement agreement with the Civil Division of the Department of Justice resolving certain civil claims actions against HCA relating to diagnosis related group coding, outpatient laboratory billing and home health issues. HCA paid $745 million in compensation to the government, with interest accruing at a fixed rate of 6.5% per annum (beginning May 18, 2000), and HCA's existing letter of credit agreement with the government was reduced from $1 billion to $250 million. HCA also entered into a corporate integrity agreement with the Office of the Inspector General. Civil issues relating to cost reporting and physician relations are not covered by the settlement agreement.

     On December 14, 2000, HCA also announced that it had signed an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's offices to resolve pending Federal criminal actions against HCA. HCA received a full release from criminal liability for conduct arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. In addition, the government agreed not to prosecute HCA for other possible criminal offenses which are or have been under investigation by the Department of Justice arising from or relating to billing and reimbursement for services provided pursuant to Federal health care benefit programs. As part of the criminal agreement, HCA paid the government $95 million and two non-operating subsidiaries of HCA entered certain pleas in respect of the criminal actions.

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

                             TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--CONTINGENCIES (continued)

     . any civil, criminal or administrative liability under the Internal Revenue Code;
     .    any other criminal liability;
     . any administrative liability, including mandatory exclusion from Federal health care programs;
     . any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;
     . any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;
     . any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and
     . any civil or administrative claims of the United States against individuals.

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's Spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

     On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicaid cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA's various qui tam cases with respect to cost reports and physician relations.

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

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--SEGMENT AND GEOGRAPHIC INFORMATION

     Triad operates hospitals and related health care entities. During the years ended December 31, 2001, 2000, and 1999, approximately 31.9%, 29.6%, and 31.9%, respectively, of Triad's revenues related to patients participating in the Medicare program.

     In connection with the merger with Quorum (see NOTE 3), Triad reorganized its segment information into two segments. The segment information for the prior periods has been restated to conform to the current segment structure. The owned operations segment includes Triad's acute care hospitals and related healthcare entities. The management services segment includes the newly acquired management services business, which provides executive management services to smaller not-for-profit acute care hospitals.

     The distribution of Triad's revenues, EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

                                                For the years ended December 31,
                                                --------------------------------
Revenues:                                         2001        2000        1999
                                                --------    --------    --------
Owned operations ...........................    $2,546.1    $1,218.2    $1,315.0
Management services ........................        95.5          --          --
Corporate and other ........................        27.9        17.3        14.1
                                                --------    --------    --------
                                                $2,669.5    $1,235.5    $1,329.1
                                                ========    ========    ========

EBITDA (a):                                       2001        2000        1999
                                                --------    --------    --------
Owned operations ...........................     $374.9      $170.8      $140.7
Management services ........................       15.3          --          --
Corporate and other ........................      (29.1)        3.2       (16.2)
                                                 ------      ------      ------
                                                 $361.1      $174.0      $124.5
                                                 ======      ======      ======

                                                                December 31,
                                                           ---------------------
Assets:                                                      2001         2000
                                                           --------     --------
Owned operations .....................................     $3,739.7     $1,263.7
Management services ..................................        154.9           --
Corporate and other ..................................        270.7        136.8
                                                           --------     --------
                                                           $4,165.3     $1,400.5
                                                           ========     ========

     EBITDA for owned operations includes equity in earnings (loss) of affiliates of $14.5 million, $(1.4) million and $(3.1) million in years ended December 31, 2001, 2000, and 1999, respectively.

     A reconciliation of EBITDA to income from operations before income taxes follows (in millions):

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16--SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                                       For the years ended December 31,
                                                       --------------------------------
                                                          2001      2000      1999
                                                         ------    ------    -------
Total EBITDA for reportable segments ...............     $361.1    $174.0    $ 124.5

Depreciation .......................................      134.4      76.1       89.8
Amortization .......................................       35.7       7.1        8.7
Interest expense allocated from HCA ................         --        --       22.5
Interest expense ...................................      127.6      62.2       45.2
Interest income ....................................       (1.6)     (4.9)      (2.5)
ESOP expense .......................................        9.3       7.1        3.7
Management fees allocated from HCA .................         --        --        8.9
Gain on sale of assets .............................      (23.1)     (7.9)      (8.6)
Impairment of long-lived assets ....................       23.1       8.0       69.2
Minority interests in earnings of consolidated
  entities .........................................        7.2       9.0        8.7
                                                         ------    ------    -------
Income (loss) from operations before income taxes...     $ 48.5    $ 17.3    $(121.1)
                                                         ======    ======    =======

     (a) EBITDA is defined as income (loss) from operations before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measure of other companies.

NOTE 17--OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other current liabilities as of December 31 follows (in millions):

                                                                  2001     2000
                                                                 ------   ------
Due to HCA ...................................................   $  2.1   $  0.6
Employee benefit plans .......................................     17.8      0.8
Taxes, other than income .....................................     19.3      9.2
Accrued interest .............................................     13.9      5.7
Self insured employee benefit programs .......................     23.2      3.0
Current portion of professional liability risk ...............      8.7      1.0
Deferred income ..............................................      4.0       --
Other ........................................................     44.0      7.8
                                                                 ------   ------
                                                                 $133.0   $ 28.1
                                                                 ======   ======

     A summary of activity in Triad's allowances for doubtful accounts follows (in millions):

                              TRIAD HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17--OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS (continued)

                                                      Additions     Accounts
                                        Balances at    Charged    Written off,                           Balances at
                                       Beginning of       to         Net of                                End of
                                          Period       Expense     Recoveries    Acquisition    Sales      Period
                                       ------------   ---------   ------------   -----------   -------   -----------
Allowances for doubtful accounts:
     Year ended December 31, 1999...      $155.9        $129.0      $(128.2)           --          --      $156.7
     Year ended December 31, 2000...      $156.7        $103.6      $(137.4)           --          --      $122.9
     Year ended December 31, 2001...      $122.9        $239.9      $(234.7)       $ 74.6      $(10.3)     $192.4

NOTE 18--UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The quarterly interim financial information shown below has been prepared by Triad's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                            2001
                                          First     Second        Third     Fourth
                                         -------   -------       -------   -------
Revenues .............................   $ 365.8   $ 643.2       $ 829.5   $ 831.0
Net income (loss) ....................   $   7.8   $ (21.3)(a)   $   6.5   $   9.8(b)
Basic net income (loss) per share ....   $  0.24   $ (0.36)(a)   $  0.09   $  0.14(b)
Diluted net income (loss) per share...   $  0.22   $ (0.36)(a)   $  0.09   $  0.13(b)

                                                             2000
                                          First        Second    Third      Fourth
                                         -------      -------   -------    -------
Revenues .............................   $ 311.6      $ 302.5   $ 301.3    $ 320.1
Net income (loss) ....................   $   8.0(c)   $   1.1   $  (1.0)   $  (3.7)(d)
Basic net income (loss) per share.....   $  0.26(c)   $  0.03   $ (0.03)   $ (0.11)(d)
Diluted net income (loss) per share...   $  0.25(c)   $  0.03   $ (0.03)   $ (0.11)(d)

(a) During the second quarter of 2001, Triad recorded a $2.4 million, net of tax benefit, extraordinary loss on retirement of debt.
(b) During the fourth quarter of 2001, Triad recorded $6.5 million pretax reduction to expense related to preliminary purchase price allocations, $23.1 million pretax charges related to impairment of certain long-lived assets, a $22.0 million pretax gain on sale of assets and a $0.8 million, net of tax benefit, extraordinary loss on retirement of debt.
(c) During the first quarter of 2000, Triad recorded a $0.9 million pretax charge related to the impairment of certain long-lived assets and a $4.2 million gain on sale of assets.
(d) During the fourth quarter of 2000, Triad recorded a $7.1 million pretax charge related to the impairment of certain long-lived assets and a $3.3 million gain on sale of assets.