Form 10-Q
period 2002-03-31
TRIAD HOSPITALS INC
filed 2002-05-14
CIK 1074771

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

 As of April 30, 2002, the number of shares of common stock of Triad Hospitals,
                        Inc. outstanding was 72,819,917.

                         Part I: Financial Information
                          Item 1: Financial Statements

                              TRIAD HOSPITALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the periods ended March 31, 2002 and 2001
                                    Unaudited
                 (Dollars in millions, except per share amounts)

                                                                                                         For the three
                                                                                                          months ended
                                                                                                          ------------
                                                                                                     2002               2001
                                                                                                     ----               ----
Revenues ....................................................................................  $        860.9     $       365.8

Salaries and benefits .......................................................................           353.9             143.9
Reimbursable expenses .......................................................................            16.4               ---
Supplies ....................................................................................           133.5              57.0
Other operating expenses ....................................................................           155.4              70.2
Provision for doubtful accounts .............................................................            63.6              36.2
Depreciation ................................................................................            39.1              21.4
Amortization ................................................................................             1.8               2.0
Interest expense ............................................................................            33.2              16.7
Interest income .............................................................................            (0.4)             (0.4)
ESOP expense ................................................................................             2.4               2.3
Gain on sale of assets ......................................................................            (1.6)             (0.4)
                                                                                               --------------      ------------
Total operating expenses ....................................................................           797.3             348.9
                                                                                               --------------      ------------

Income before minority interests, equity in earnings and income tax provision ...............            63.6              16.9

Minority interests in earnings of consolidated entities .....................................            (3.3)             (1.7)
Equity in earnings of affiliates ............................................................             6.1               ---
                                                                                               --------------     -------------
Income before income tax provision ..........................................................            66.4              15.2
Income tax provision ........................................................................           (26.0)             (7.4)
                                                                                               --------------     -------------

Net income ..................................................................................  $         40.4     $         7.8
                                                                                               ==============     =============

Income per common share:
    Basic ...................................................................................  $         0.58     $        0.24
                                                                                               ==============     =============
    Diluted .................................................................................  $         0.55     $        0.22
                                                                                               ==============     =============

          See notes to the condensed consolidated financial statements

                             TRIAD HOSPITALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   Unaudited
                             (Dollars in millions)

                                                                                             March 31,      December 31,
                                                                                               2002             2001
                                                                                               ----             ----
                                           ASSETS
Current assets:
    Cash and cash equivalents ........................................................   $        16.3      $        16.3
    Restricted cash ..................................................................             5.7                5.7
    Accounts receivable, less allowances for doubtful accounts of
        $183.1 at March 31, 2002 and $192.4 at December 31, 2001 .....................           472.2              446.6
    Inventories ......................................................................            86.1               82.2
    Deferred income taxes ............................................................            91.3              103.1
    Prepaid expenses .................................................................            33.8               23.2
    Other ............................................................................            71.3               70.2
                                                                                         -------------      -------------
                                                                                                 776.7              747.3
Property and equipment, at cost:
    Land .............................................................................           134.1              126.4
    Buildings and improvements .......................................................         1,257.2            1,173.4
    Equipment ........................................................................         1,037.4              998.1
    Construction in progress .........................................................           112.0              175.8
                                                                                         -------------      -------------
                                                                                               2,540.7            2,473.7
        Accumulated depreciation .....................................................          (690.1)            (656.7)
                                                                                         -------------      -------------
                                                                                               1,850.6            1,817.0
Goodwill .............................................................................         1,225.2            1,215.2
Intangible assets, net of accumulated amortization of $8.7 million
    at March 31, 2002 and $7.1 million at December 31, 2001 ..........................            76.0               80.6
Investment in and advances to affiliates .............................................           184.2              189.4
Other ................................................................................           111.9              115.8
                                                                                         -------------      -------------
Total assets .........................................................................   $     4,224.6      $     4,165.3
                                                                                         =============      =============
                                   LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable .................................................................   $       123.6      $       122.4
    Accrued salaries .................................................................            77.5               80.0
    Current portion of long-term debt ................................................            43.4               30.9
    Other current liabilities ........................................................           147.8              133.0
                                                                                         -------------      -------------
                                                                                                 392.3              366.3
Long-term debt .......................................................................         1,709.8            1,742.9
Other liabilities ....................................................................            74.7               68.4
Deferred taxes .......................................................................           145.0              132.1
Minority interests in equity of consolidated entities ................................           124.0              124.1
Stockholders' equity:
    Common stock .01 par value: 120,000,000 shares authorized,
        72,463,732 and 72,202,736 shares issued and outstanding at
        March 31, 2002 and December 31, 2001, respectively ...........................             0.7                0.7
    Additional paid-in capital .......................................................         1,815.7            1,810.2
    Accumulated other comprehensive income ...........................................             0.5                ---
    Unearned ESOP compensation and stockholder notes receivable ......................           (32.0)             (32.9)
    Accumulated deficit ..............................................................            (6.1)             (46.5)
                                                                                         -------------      -------------
    Total stockholders' equity .......................................................         1,778.8            1,731.5
                                                                                         -------------      -------------
Total liabilities and stockholders' equity ...........................................   $     4,224.6      $     4,165.3
                                                                                         =============      =============

          See notes to the condensed consolidated financial statements.

                              TRIAD HOSPITALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the periods ended March 31, 2002 and 2001
                                    Unaudited
                              (Dollars in millions)



                                                                                                     For the three
                                                                                                     months ended
                                                                                                     ------------
                                                                                                 2002            2001
                                                                                                 ----            ----
Cash flows from operating activities
Net income ..................................................................................  $    40.4       $     7.8
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for doubtful accounts ...........................................................       63.6            36.2
  Depreciation and amortization .............................................................       40.9            23.4
  ESOP expense ..............................................................................        2.4             2.3
  Minority interests ........................................................................        3.3             1.7
  Deferred income taxes .....................................................................       26.0             7.4
  Gain on sale of assets ....................................................................       (1.6)           (0.4)
  Equity in earnings of affiliates ..........................................................       (6.1)            ---
  Non-cash interest expense .................................................................        1.8             0.4
  Non-cash stock option compensation ........................................................        0.1             0.3
  Increase (decrease) in cash from operating assets and liabilities
    Accounts receivable .....................................................................      (89.2)          (30.7)
    Inventories and other assets ............................................................       (6.9)           (1.0)
    Accounts payable and other current liabilities ..........................................        6.3             2.4
    Other ...................................................................................       (1.7)            1.7
                                                                                               ---------       ---------
  Net cash provided by operating activities .................................................       79.3            51.5

Cash flows from investing activities
  Purchases of property and equipment .......................................................      (73.0)          (23.0)
  Investment in and advances to affiliates ..................................................       11.4             2.5
  Proceeds received on sale of assets .......................................................        1.6             0.4
  Acquisitions, net of cash acquired ........................................................        ---           (43.9)
  Restricted cash ...........................................................................        ---            (5.7)
  Other .....................................................................................        0.9            (2.0)
                                                                                               ---------       ---------
Net cash used in investing activities .......................................................      (59.1)          (71.7)

Cash flows from financing activities
  Payments of long-term debt ................................................................      (20.6)           (2.2)
  Proceeds from long-term debt ..............................................................        ---            32.0
  Proceeds from issuance of common stock ....................................................        3.8             1.1
  Distributions to minority partners ........................................................       (3.4)           (1.4)
                                                                                               ---------       ---------
 Net cash provided by (used in) financing activities ........................................      (20.2)           29.5
                                                                                               ---------       ---------
Change in cash and cash equivalents .........................................................        ---             9.3
Cash and cash equivalents at beginning of period ............................................       16.3             6.7
                                                                                               ---------       ---------
Cash and cash equivalents at end of period ..................................................  $    16.3       $    16.0
                                                                                               =========       =========

Interest payments ...........................................................................  $    10.5       $     7.1
Income tax payments .........................................................................  $     0.8       $     0.2

          See notes to the condensed consolidated financial statements.

                             TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited



NOTE 1--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. ("Triad"). In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Triad's Form 10-K.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2--ACQUISITIONS

      On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. ("Quorum") with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad's board of directors until at least the 2003 annual meeting of shareholders. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad's results of operations beginning May 1, 2001. The purchase price of $2,434.3 million was allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. Triad has also reviewed and determined the fair value of other assets and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

        Working capital .................................    $    242.8
        Property and equipment ..........................         941.8
        Other assets ....................................         301.7
        Net investment in held-for-sale assets ..........          65.8
        Long-term debt ..................................         (10.2)
        Other non-current liabilities ...................         (84.0)
        Minority interests ..............................         (73.1)
        Goodwill ........................................       1,049.5
                                                             ----------
                                                             $  2,434.3
                                                             ==========

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

      Triad adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The review of goodwill will be at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Impairment losses subsequent to June 30, 2002 would be reflected in operating income. Triad has not determined the impact on the results of operations or financial position for the change in impairment testing but expects to have such determination completed by June 30, 2002.

      The goodwill allocated to Triad's reportable segments at March 31, 2002 and December 31, 2001 is as follows (in millions):

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited



NOTE 3 - GOODWILL AND INTANGIBLE ASSETS (continued)

                                            March 31, 2002   December 31, 2001
                                            --------------   -----------------
           Owned operations ..............  $      1,144.4       $     1,134.4
           Management services ...........            60.9                60.9
           Corporate and other ...........            19.9                19.9
                                            --------------       -------------
           Total .........................  $      1,225.2       $     1,215.2
                                            ==============       =============

      The change in the carrying amount of goodwill during the three months ended March 31, 2002 was due primarily to the completion of the Quorum purchase price allocation (see NOTE 2).

      Intangible assets subject to amortization relate primarily to management contracts acquired in the managed services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $1.8 million in the three months ended March 31, 2002. Amortization expense relating to these intangible assets will be approximately $4.4 million for the remainder of 2002 and $5.8 million per year for the next five years.

      As required by SFAS 142, the results of operations for the three months ended March 31, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization which was recognized in the three months ended March 31, 2001 (dollars in millions, except per share amounts).

                                                                                For the three months
                                                                                      March 31,
                                                                             ------------------------
                                                                                 2002            2001
                                                                                 ----            ----
              Reported net income ......................................     $   40.4        $    7.8
              Add back goodwill amortization, net of income tax ........          ---             1.7
                                                                             --------        --------
              Adjusted net income ......................................     $   40.4        $    9.5
                                                                             ========        ========
              Basic earnings per share
                  As reported ..........................................     $   0.58        $   0.24
                  Goodwill amortization ................................          ---            0.05
                                                                             --------        --------
                  Adjusted basic earnings per share ....................     $   0.58        $   0.29
                                                                             ========        ========
              Diluted earnings per share
                  As reported ..........................................     $   0.55        $   0.22
                  Goodwill amortization ................................          ---            0.05
                                                                             --------        --------
                  Adjusted diluted earnings per share ..................     $   0.55        $   0.27
                                                                             ========        ========


NOTE 4--LONG-TERM DEBT

      Triad's senior subordinated notes and senior notes are guaranteed by all wholly-owned operating subsidiaries of Triad (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. Triad's non-wholly owned operating subsidiaries do not guarantee the notes (the "Non-Guarantor Subsidiaries").

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

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 4--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                    For the three months ended March 31, 2002
                                    Unaudited
                              (dollars in millions)


                                                                                      Non-
                                                       Triad         Guarantor      Guarantor
                                                   Hospitals, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                   ---------------  ------------   ------------   ------------    ------------
Revenues ......................................... $           ---  $      720.2   $      145.7   $       (5.0)   $      860.9

Salaries and benefits ............................             0.1         282.4           71.4            ---           353.9
Reimbursable expenses ............................             ---          16.4            ---            ---            16.4
Supplies .........................................             ---         112.9           20.6            ---           133.5
Other operating expenses .........................             0.2         129.4           25.8            ---           155.4
Provision for doubtful accounts ..................             ---          53.4           10.2            ---            63.6
Depreciation .....................................             ---          33.5            5.6            ---            39.1
Amortization .....................................             ---           1.5            0.3            ---             1.8
Interest expense allocated .......................             ---           ---            2.3           (2.3)            ---
Interest expense, net ............................            32.5           0.3            ---            ---            32.8
ESOP expense .....................................             2.4           ---            ---            ---             2.4
Management fees ..................................             ---           ---            2.7           (2.7)            ---
Gain on sale of assets ...........................             ---          (1.6)           ---            ---            (1.6)
                                                   ---------------  ------------   ------------   ------------    ------------
Total operating expenses .........................            35.2         628.2          138.9           (5.0)          797.3
                                                   ---------------  ------------   ------------   ------------    ------------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision .....................................           (35.2)         92.0            6.8            ---            63.6
Minority interests ...............................             ---          (3.5)           0.2            ---            (3.3)
Equity in earnings of affiliates .................           101.6          13.1            ---         (108.6)            6.1
                                                   ---------------  ------------   ------------   ------------    ------------

Income before income tax provision ...............            66.4         101.6            7.0         (108.6)           66.4

Income tax provision .............................           (26.0)          ---            ---            ---           (26.0)
                                                   ---------------  ------------   ------------   ------------    ------------

Net income ....................................... $          40.4  $      101.6   $        7.0   $     (108.6)   $       40.4
                                                   ===============  ============   ============   ============    ============

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 4--LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Operations
                    For the three months ended March 31, 2001
                                    Unaudited
                              (dollars in millions)


                                                                                      Non-
                                                        Triad        Guarantor      Guarantor
                                                   Hospitals, Inc.  Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                                   ---------------  ------------   ------------   ------------    ------------
Revenues ........................................  $           ---     $      349.1   $       16.9   $       (0.2)   $      365.8

Salaries and benefits ...........................              0.3            138.9            4.7            ---           143.9
Supplies ........................................              ---             52.8            4.2            ---            57.0
Other operating expenses ........................              ---             67.4            2.8            ---            70.2
Provision for doubtful accounts .................              ---             35.7            0.5            ---            36.2
Depreciation ....................................              ---             20.6            0.8            ---            21.4
Amortization ....................................              ---              1.9            0.1            ---             2.0
Interest expense allocated ......................              ---              ---            ---            ---             ---
Interest expense, net ...........................             16.8             (0.5)           ---            ---            16.3
ESOP expense ....................................              2.3              ---            ---            ---             2.3
Management fees .................................              ---              ---            0.2           (0.2)            ---
Gain on sale of assets ..........................              ---             (0.4)           ---            ---            (0.4)
                                                   ---------------     ------------   ------------   ------------    ------------
Total operating expenses ........................             19.4            316.4           13.3           (0.2)          348.9
                                                   ---------------     ------------   ------------   ------------    ------------

Income (loss) before minority interest,
   equity in earnings and income tax
   provision ....................................            (19.4)            32.7            3.6            ---            16.9
Minority interests ..............................              ---             (1.7)           ---            ---            (1.7)
Equity in earnings of affiliates ................             34.6              3.6            ---          (38.2)            ---
                                                   ---------------     ------------   ------------   ------------    ------------

Income before income tax provision ..............             15.2             34.6            3.6          (38.2)           15.2

Income tax provision ............................             (7.4)             ---            ---            ---            (7.4)
                                                   ---------------     ------------   ------------   ------------    ------------

Net income ......................................  $           7.8     $       34.6   $        3.6   $      (38.2)   $        7.8
                                                   ===============     ============   ============   ============    ============

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 4 - LONG-TERM DEBT (continued)

                     Condensed Consolidating Balance Sheets
                                 March 31, 2002
                                    Unaudited
                              (dollars in millions)

                                                                             Non-
                                               Triad        Guarantor      Guarantor
                                           Hospitals, Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                           --------------  ------------  -----------    ------------  ------------
                   Assets
Current assets
    Cash and cash equivalents ..........    $     ---       $    14.8      $    1.5      $      ---    $   16.3
    Restricted cash ....................          5.7             ---           ---             ---         5.7
    Accounts receivable, net ...........          ---           388.6          83.6             ---       472.2
    Other current assets ...............         92.8           167.8          21.9             ---       282.5
                                            ---------       ---------      --------      ----------    --------
                                                 98.5           571.2         107.0             ---       776.7

Net property and equipment, at cost ....          ---         1,532.7         317.9             ---     1,850.6

Goodwill ...............................          ---         1,176.9          48.3             ---     1,225.2
Intangible assets ......................          ---            76.0           ---             ---        76.0
Investments in subsidiaries ............      3,287.2           457.4           ---       (3,560.4)       184.2
Due from affiliates ....................        259.4             ---           ---         (259.4)         ---
Other assets ...........................         62.2            67.4           9.3          (27.0)       111.9
                                            ---------       ---------      --------      ----------    --------
Total assets ...........................    $ 3,707.3       $ 3,881.6      $  482.5      $(3,846.8)    $4,224.6
                                            =========       =========      ========      ==========    ========

           Liabilities and Equity
Current liabilities ....................    $    84.4       $   263.2      $   44.7      $      ---    $  392.3
Due to affiliates ......................          ---           152.6         106.8         (259.4)         ---
Long-term debt .........................      1,699.1            30.6           7.1          (27.0)     1,709.8
Deferred taxes and other liabilities ...        145.0            74.7           ---             ---       219.7
Minority interests in equity of
  consolidated entities ................          ---            73.3          50.7             ---       124.0
Equity .................................      1,778.8         3,287.2         273.2       (3,560.4)     1,778.8
                                            ---------       ---------      --------      ----------    --------
Total liabilities and equity ...........    $ 3,707.3       $ 3,881.6      $  482.5      $(3,846.8)    $4,224.6
                                            =========       =========      ========      ==========    ========

                               Condensed Consolidating Balance Sheets
                                             December 31, 2001
                                                 Unaudited
                                          (dollars in millions)

                                                                            Non-
                                              Triad         Guarantor     Guarantor
                                          Hospitals, Inc.  Subsidiaries  Subsidiaries  Eliminations Consolidated
                                          ---------------  ------------  ------------  ------------ ------------

                   Assets
Current assets
   Cash and cash equivalents ...........    $     ---       $    14.7      $    1.6      $      ---    $   16.3
   Restricted cash .....................          5.7             ---           ---             ---         5.7
   Accounts receivable, net ............          ---           365.8          80.8             ---       446.6
   Other current assets ................        104.6           155.9          18.2             ---       278.7
                                            ---------       ---------      --------      ----------    --------
                                                110.3           536.4         100.6             ---       747.3

Net property and equipment, at cost ....          ---         1,526.1         290.9             ---     1,817.0

Goodwill ...............................          ---         1,166.9          48.3             ---     1,215.2
Intangible assets ......................          ---            80.6           ---             ---        80.6
Investments in subsidiaries ............      3,174.1           471.0           ---       (3,455.7)       189.4
Due from affiliates ....................        313.7             ---           ---         (313.7)         ---
Other assets ...........................         39.5            66.4           9.9             ---       115.8
                                            ---------       ---------      --------      ----------    --------
Total assets ...........................    $ 3,637.6       $ 3,847.4      $  449.7      $(3,769.4)    $4,165.3
                                            =========       =========      ========      ==========    ========

           Liabilities and Equity
Current liabilities ....................    $    42.6       $   279.2      $   44.5      $      ---    $  366.3
Due to affiliates ......................          ---           249.7          64.0         (313.7)         ---
Long-term debt .........................      1,731.4             4.8           6.7             ---     1,742.9
Deferred taxes and other liabilities ...        132.1            68.4           ---             ---       200.5
Minority interests in equity of
  consolidated entities ................          ---            71.2          52.9             ---       124.1
Equity .................................      1,731.5         3,174.1         281.6       (3,455.7)     1,731.5
                                            ---------       ---------      --------      ----------    --------

Total liabilities and equity ...........    $ 3,637.6       $ 3,847.4      $  449.7      $(3,769.4)    $4,165.3
                                            =========       =========      ========      ==========    ========

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 4 - LONG-TERM DEBT (continued)

                Condensed Consolidating Statements of Cash Flows
                    For the three months ended March 31, 2002
                                    Unaudited
                              (dollars in millions)

                                                                                             Non-
                                                               Triad          Guarantor    Guarantor
                                                           Hospitals, Inc.  Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                           ---------------  ------------  ------------  ------------ ------------
Net cash provided by (used in) operating activities ......    $  (27.4)         $   99.7    $    7.0      $    ---    $   79.3
Cash flows from investing activities
   Purchases of property and equipment ...................         ---             (40.4)      (32.6)          ---       (73.0)
   Investment in and advances to affiliates ..............       (10.7)             35.8       (13.7)          ---        11.4
   Proceeds received on sale of assets ...................         ---               1.6         ---           ---         1.6
   Other .................................................         ---               0.9         ---           ---         0.9
                                                              --------          --------    --------      --------    --------
Net cash used in investing activities ....................       (10.7)             (2.1)      (46.3)          ---       (59.1)
Cash flows from financing activities
    Payments of long-term debt ...........................       (20.0)             (0.6)        ---           ---       (20.6)
    Proceeds from issuance of common stocks ..............         3.8               ---         ---           ---         3.8
    Distributions to minority partners ...................         ---              (1.4)       (2.0)          ---        (3.4)
    Net change in due to (from) affiliate ................        54.3             (95.5)       41.2           ---         ---
                                                              --------          --------    --------      --------    --------
Net cash provided by (used in) financing activities ......        38.1             (97.5)       39.2           ---       (20.2)
                                                              --------          --------    --------      --------    --------
Change in cash and cash equivalents ......................         ---               0.1        (0.1)          ---         ---
Cash and cash equivalents at beginning of period .........         ---              14.7         1.6           ---        16.3
                                                              --------          --------    --------      --------    --------
Cash and cash equivalents at end of period ...............    $    ---          $   14.8    $    1.5      $    ---    $   16.3
                                                              ========          ========    ========      ========    ========

                Condensed Consolidating Statements of Cash Flows
                    For the three months ended March 31, 2001
                                    Unaudited
                              (dollars in millions)

                                                                                             Non-
                                                               Triad         Guarantor     Guarantor
                                                           Hospitals, Inc.  Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                           ---------------  ------------  ------------  ------------ ------------
Net cash provided by (used in) operating activities ......    $   (9.0)         $   54.7    $    5.8      $    ---    $   51.5
Cash flows from investing activities
    Purchases of property and equipment ..................         ---             (10.9)      (12.1)          ---       (23.0)
    Investment in and advances to affiliates .............        (1.6)             11.8        (7.7)          ---         2.5
    Proceeds received on sale of assets ..................         ---               0.4         ---           ---         0.4
    Acquisitions .........................................         ---             (43.9)        ---           ---       (43.9)
    Restricted cash ......................................        (5.7)              ---         ---           ---        (5.7)
    Other ................................................         0.4              (4.0)        1.6           ---        (2.0)
                                                              --------          --------    --------      --------    --------
Net cash used in investing activities ....................        (6.9)            (46.6)      (18.2)          ---       (71.7)
Cash flows from financing activities
    Payments of long-term debt ...........................        (1.8)             (0.4)        ---           ---        (2.2)
    Proceeds from issuance of long-term debt .............        32.0               ---         ---           ---        32.0
    Proceeds from issuance of common stock ...............         1.1               ---         ---           ---         1.1
    Distributions to minority partners ...................         ---              (1.4)        ---           ---        (1.4)
    Net change in due to (from) affiliate ................       (15.4)              3.0        12.4           ---         ---
                                                              --------          --------    --------      --------    --------
Net cash provided by financing activities ................        15.9               1.2        12.4           ---        29.5
                                                              --------          --------    --------      --------    --------
Change in cash and cash equivalents ......................         ---               9.3         ---           ---         9.3
Cash and cash equivalents at beginning of period .........         ---               6.4         0.3           ---         6.7
                                                              --------          --------    --------      --------    --------
Cash and cash equivalents at end of period ...............    $    ---          $   15.7    $    0.3      $    ---    $   16.0
                                                              ========          ========    ========      ========    ========

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

      In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was 1.83%. Subsequent to March 31, 2002, the LIBOR rate was reset at 1.98%. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. The interest rate swap is designated as a cash flow hedge and Triad believes that the hedge is highly effective. At March 31, 2002, the fair value of the interest rate swap was an asset of $0.8 million. The increase in fair value of the interest rate swap, net of income tax, of $0.5 million was recognized through other comprehensive income (see NOTE 10).

NOTE 6--STOCK BENEFIT PLANS

      During the three months ended March 31, 2002, 12,899 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and Triad received proceeds of $0.3 million. Additionally during the three months ended March 31, 2002, 248,097 stock options were exercised for proceeds of $3.5 million.

      On February 7, 2002, 2,806,500 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

      Subsequent to March 31, 2002, Triad received $9.3 million in principal and interest payments from nine participants in the Executive Stock Purchase Plan. The loans are recorded in Unearned ESOP compensation and stockholder notes receivable in the condensed consolidated balance sheets. Triad anticipates that the remaining participants will repay their loans by June 30, 2002.

NOTE 7--INCOME PER SHARE

      Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad's Employee Stock Ownership Plan ("ESOP"). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three months ended March 31, 2002, options outstanding of 2,902,640 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the three months ended March 31, 2002 and 2001 are as follows:

                                                                                  For the three months ended
                                                                               March 31, 2002      March 31, 2001
                                                                               --------------      --------------
    Weighted average shares exclusive of unreleased ESOP shares ............      70,187,730          32,419,431
    Average of ESOP shares committed to be released ........................          37,500              37,500
                                                                                  ----------          ----------

    Basic weighted average shares outstanding ..............................      70,225,230          32,456,931

    Effect of dilutive securities - employee stock options .................       3,330,843           3,120,711
                                                                                  ----------          ----------
    Diluted weighted average shares outstanding ............................      73,556,073          35,577,642
                                                                                  ==========          ==========

NOTE 8 - INVESTMENTS

     Triad owns equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38.0% in Macon Healthcare LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. HCA Inc. ("HCA") has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, LLC with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized income statements of these entities are as follows (in millions):

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 8 - INVESTMENTS (continued)

                                          For the three months ended March 31,
                                                 2002               2001
                                                 ----               ----
          Revenues .....................        $178.9             $163.7
                                                ======             ======
          Net income ...................        $ 19.5             $ 17.6
                                                ======             ======

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

      The distribution of Triad's revenues and EBITDA (which is used by management for operating performance review, see (a)) are summarized in the following table (dollars in millions):

                                                         For the three months
                                                           ended March 31,
                                                       -----------------------
                                                         2002           2001
                                                         ----           ----
        Revenues:
        Owned operations ..........................    $  818.4       $  359.4
        Management services .......................        36.6            ---
        Corporate and other .......................         5.9            6.4
                                                       --------       --------
                                                       $  860.9       $  365.8
                                                       ========       ========

                                                         For the three months
                                                           ended March 31,
                                                       -----------------------
                                                         2002           2001
                                                         ----           ----
        EBITDA (a):
        Owned operations ..........................    $  147.4        $  60.8
        Management services .......................         6.2            ---
        Corporate and other .......................        (9.4)          (2.3)
                                                       --------        -------
                                                       $  144.2        $  58.5
                                                       ========        =======

      EBITDA for owned operations includes equity in earnings of affiliates of $6.1 million in the three months ended March 31, 2002.

      A reconciliation of EBITDA to income before income tax provision follows (in millions):

                                                                                    For the three months
                                                                                      ended March 31,
                                                                                   -----------------------
                                                                                      2002           2001
                                                                                      ----           ----
        Total EBITDA for reportable segments ...................................    $ 144.2        $  58.5

        Depreciation ...........................................................       39.1           21.4
        Amortization ...........................................................        1.8            2.0
        Interest expense .......................................................       33.2           16.7
        Interest income ........................................................       (0.4)          (0.4)
        ESOP expense ...........................................................        2.4            2.3
        Gain on sale of assets .................................................       (1.6)          (0.4)
        Minority interests in earnings of consolidated entities ................        3.3            1.7
                                                                                    -------        -------
        Income before income tax provision .....................................    $  66.4        $  15.2
                                                                                    =======        =======

(a) EBITDA is defined as net income before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sale of assets, minority interest in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 10 - COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of interest rate swaps, net of income tax, and is included as a component of stockholders' equity.

     The components of comprehensive income, net of income tax, are as follows (in millions):

                                                                 For the three
                                                                  months ended
                                                                 March 31, 2002
                                                                 --------------
          Net income ...........................................    $   40.4
          Other comprehensive income, net of income tax:
          Net change in fair value of interest rate swaps ......         0.5
                                                                    --------
          Comprehensive income .................................    $   40.9
                                                                    ========

     Accumulated other comprehensive income, net of income tax, at March 31, 2002 is comprised of $0.5 million relating to the fair value of interest rate swaps.

NOTE 11--CONTINGENCIES

False Claims Act Litigation

     As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys' fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

     Quorum is also a defendant in a lawsuit filed by certain of its stockholders alleging that Quorum violated Federal securities laws by materially inflating its net revenues through inclusion of amounts received from the settlement of cost reports allegedly filed in violation of applicable Medicare regulations. The parties recently tentatively agreed to submit the lawsuit to non-binding mediation. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

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

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 11--CONTINGENCIES (continued)

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

Income Taxes

     The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

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

HCA Litigation and Investigations

     HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

     HCA is a defendant in qui tam actions on behalf of the United States of America, alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     On May 5, 2000, Triad was advised that one of the qui tam cases listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the Spin-off and the third hospital terminated its contract thereafter.

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

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 11--CONTINGENCIES (continued)

District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a "Company A" or a "company not named as a defendant." HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

     HCA is also a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Since April 1997, numerous securities class action and derivative lawsuits have been filed against HCA and a number of its current and former directors, officers and/or employees alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

     In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

     In addition, 14 of Triad's current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services ("CMS") that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad's Spin-off from HCA. Furthermore, two of Triad's hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

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

     Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

     HCA will not indemnify Triad under the Spin-off distribution agreement for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off. HCA also will not indemnify Triad under the Spin-off distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

                              TRIAD HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 11--CONTINGENCIES (continued)

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

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

      Triad adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), on January 1, 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad's business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

NOTE 13 - SUBSEQUENT EVENTS

      Subsequent to March 31, 2002, Triad announced that it has been selected as the exclusive party with which negotiations will be conducted for Triad to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $75 million. Triad anticipates that the definitive agreement should be completed in the third quarter of 2002.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

      On April 27, 2001, Triad completed the merger of Quorum with and into Triad with Triad being the surviving corporation. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad's results of operations beginning May 1, 2001. The merger significantly affects the comparability of the results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001.

      Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

      . the highly competitive nature of the health care business, . the efforts of insurers, employers and others to contain health care costs,
      . possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers,
      . changes in Federal, state or local regulations affecting the health care industry,
      . the possible enactment of Federal or state health care reform, . the ability to attract and retain qualified management and personnel, including physicians and nurses,
      . the departure of key executive officers from Triad, . claims and legal actions relating to professional liabilities and other matters,
      . fluctuations in the market value of Triad's common stock, . changes in accounting practices,
      . changes in general economic conditions, . future divestitures which may result in additional charges, . the ability to enter into managed care provider arrangements on acceptable terms,
      . the availability and terms of capital to fund the expansion of Triad's business,
      . changes in business strategy or development plans, . the ability to obtain adequate levels of general and professional liability insurance,
      . potential adverse impact of known and unknown government investigations,
      . timeliness of reimbursement payments received under government programs, and
      .  other risk factors.

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

RESULTS OF OPERATIONS

         Revenue/Volume Trends

      As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. The facilities acquired in the merger contributed revenues of $485.4 million for the three months ended March 31, 2002.

      Triad's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), Triad's reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and have been further mitigated by the Benefits Improvement Protection Act of 2000 ("BIPA"). Triad received approximately $4.0 million in additional reimbursement from BIPA during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted. While Triad believes these shifts in volumes will continue, the revenue from these payors decreased in 2002 from 2001 due primarily to the acquisition of Quorum. Patient revenues related to Medicare and Medicaid patients were 35.4% and 38.8% of total patient revenues for the three months ended March 31, 2002 and 2001, respectively. Patient revenues related to managed care plan patients were 28.8% and 32.1% of total patient revenues for the three months ended March 31, 2002 and 2001, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

      Management of Triad continues its focus on streamlining its portfolio of facilities. Triad sold one hospital during the fourth quarter of 2001. Revenues for this facility were $18.2 million for the three months ended March 31, 2001.

      Triad's revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 45.1% and 41.5% of patient revenues for the three months ended March 31, 2002 and 2001, respectively.

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

      In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $24.2 million as of March 31, 2002.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Operating Results Summary

      The following is a summary of operating results for the three months ended March 31, 2002 and 2001 (dollars in millions, except per share amounts and ratios):

                                                                 For the three months ended
                                                                 --------------------------
                                                              2002                       2001
                                                              ----                       ----
                                                       Amount     Percentage      Amount     Percentage
                                                       ------     ----------      ------     ----------
Revenues ..........................................  $  860.9       100.0       $  365.8       100.0

Salaries and benefits .............................     353.9        41.1          143.9        39.3
Reimbursable expenses .............................      16.4         1.9            ---         ---
Supplies ..........................................     133.5        15.5           57.0        15.6
Other operating expenses ..........................     155.4        18.1           70.2        19.2
Provision for doubtful accounts ...................      63.6         7.4           36.2         9.9
Depreciation and amortization .....................      40.9         4.7           23.4         6.4
Interest expense, net .............................      32.8         3.8           16.3         4.5
ESOP expense ......................................       2.4         0.3            2.3         0.6
Gain on sale of assets ............................      (1.6)       (0.2)          (0.4)       (0.1)
                                                     --------      ------       --------       -----
                                                        797.3        92.6          348.9        95.4
                                                     --------      ------       --------       -----
Income before minority interests, equity in
  earnings and income tax provision ...............      63.6         7.4           16.9         4.6
Minority interests in earnings of consolidated
  entities ........................................      (3.3)       (0.4)          (1.7)       (0.5)
Equity in earnings of affiliates ..................       6.1         0.7            ---         ---
                                                     --------      ------       --------       -----
Income before income tax provision ................      66.4         7.7           15.2         4.1
Income tax provision ..............................     (26.0)       (3.0)          (7.4)       (2.0)
                                                     --------      ------       --------       -----
Net income ........................................  $   40.4         4.7       $    7.8         2.1
                                                     ========      ======       ========       =====

Income per common share
  Basic ...........................................  $   0.58                   $   0.24
  Diluted .........................................  $   0.55                   $   0.22
EBITDA (a) ........................................  $  144.2                   $   58.5
Number of hospitals at end of period (b)
  Owned and managed ...............................        43                         26
  Managed joint ventures ..........................         1                          1
  Leased to others ................................         2                          2
                                                     --------                   --------
  Total ...........................................        46                         29
Licensed beds at end of period (c) ................     7,580                      3,698
Available beds at end of period (d) ...............     6,920                      3,291
Admissions (e)
  Owned and managed ...............................    73,416                     37,582
  Joint ventures ..................................     1,647                      1,576
                                                     --------                   --------
  Total ...........................................    75,063                     39,158
Adjusted admissions (f) ...........................   122,328                     61,528
Outpatient visits .................................   832,677                    337,103
Inpatient surgeries ...............................    24,777                     13,176
Outpatient surgeries ..............................    67,690                     43,047
                                                     --------                   --------
Total surgeries ...................................    92,467                     56,223
Average length of stay (g) ........................       5.0                        4.4
Outpatient revenue percentage .....................      45.1%                      41.5%
Inpatient revenue per admission ...................  $  5,987                   $  5,489
Outpatient revenue per outpatient visit ...........  $    434                   $    435
Patient revenue per adjusted admission ............  $  6,550                   $  5,735

(a) EBITDA is defined as net income before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

(b) This table does not include any operating statistics for the facilities leased to others and, except for admissions for managed joint ventures, the joint ventures.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(d)  Available beds are those beds a facility actually has in use.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad's facilities and is used by management and certain investors as a general measure of inpatient volume.
(f) Adjusted admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the average number of days an admitted patient stays in Triad's hospitals.

Three Months Ended March 31, 2002 and 2001

     Net income increased to $40.4 million in the three months ended March 31, 2002 from $7.8 million in the three months ended March 31, 2001. The increase in net income was attributable primarily to $61.7 million of pre-tax income from the facilities acquired. Pre-tax income from same facility operations increased $11.6 million. This was partially offset by an increase in interest expense of $16.5 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Corporate overhead increased $4.7 million in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due primarily to additional staffing and other costs due to the merger.

     Revenues increased to $860.9 million in the three months ended March 31, 2002 compared to $365.8 million in the three months ended March 31, 2001. Same facility revenues increased $27.9 million or 8.0% in the three months ended March 31, 2002 compared to March 31, 2001. For the three months ended March 31, 2002 compared to the three months ended March 31, 2001, same facility admissions increased 2.8%, adjusted admissions increased 3.6%, revenue per adjusted admission increased 4.4%, outpatient visits increased 4.0%, outpatient revenue per visit increased 6.7% and surgeries increased 1.0%. This was offset by $3.7 million in favorable prior year cost report settlements during 2001. Revenues for facilities acquired were $485.4 million in the three months ended March 31, 2002, which includes $2.5 million in unfavorable prior year cost report settlements. These facilities had admissions of 37,101, adjusted admissions of 62,257, outpatient visits of 497,425 and surgeries of 38,585. The increase in revenues was partially offset by the facility that was sold. In the three months ended March 31, 2001, this facility had revenues of $18.2 million, admissions of 2,259, adjusted admissions of 3,594, outpatient visits of 14,829 and surgeries of 3,498.

     Salaries and benefits (which included contract nursing), as a percentage of revenues, increased to 41.1% in the three months ended March 31, 2002 from 39.3% in the three months ended March 31, 2001. Same facility salaries and benefits increased 0.4% as a percentage of revenue in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This was due primarily to an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 42.3% in the three months ended March 31, 2002. Included in salaries for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. For the three months ended March 31, 2001, salaries and benefits for the facility sold were $7.5 million.

     Reimbursable expenses were 1.9% as a percentage of revenue in the three months ended March 31, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

     Supplies decreased as a percentage of revenues to 15.5% in the three months ended March 31, 2002 from 15.6% in the three months ended March 31, 2001. Same facility supplies remained relatively constant as a percentage of revenue in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Supplies for the acquired facilities, as a percentage of revenue, were 15.4% in the three months ended March 31, 2002. For the three months ended March 31, 2001, supplies for the facility sold were $2.7 million.

     Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.1% in the

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

three months ended March 31, 2002 compared to 19.2% in the three months ended March 31, 2001. Same facility other operating expenses increased 1.0% as a percentage of revenue in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This was due primarily to an increase in professional fees at the corporate office. Other operating expenses for the acquired facilities, as a percentage of revenue, were 16.3% in the three months ended March 31, 2002. For the three months ended March 31, 2001, other operating expenses for the facility sold were $3.3 million.

      Provision for doubtful accounts, as a percentage of revenues, decreased to 7.4% in the three months ended March 31, 2002 compared to 9.9% in the three months ended March 31, 2001. Same facility provision for doubtful accounts decreased 1.1% as a percentage of revenue in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This was due, in part, to an increase in emergency room visits in 2001, primarily in Texas, which typically have a higher incidence of uninsured accounts. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 6.5% in the three months ended March 31, 2002. For the three months ended March 31, 2001, provision for doubtful accounts for the facility sold was $2.6 million.

      Depreciation and amortization decreased as a percentage of revenues to 4.7% in the three months ended March 31, 2002 from 6.4% in the three months ended March 31, 2001, primarily due to the increase in revenues.

      Interest expense, which was offset by $0.4 million of interest income in each of the three months ended March 31, 2002 and 2001, respectively, increased to $32.8 million in the three months ended March 31, 2002 from $16.3 million in the three months ended March 31, 2001 due to additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition.

      Minority interests increased to $3.3 million in the three months ended March 31, 2002 from $1.7 million in the three months ended March 31, 2001 due primarily to the Quorum acquisition.

      Equity in earnings of affiliates was $6.1 million in the three months ended March 31, 2002. This was primarily due to the joint ventures acquired in the Quorum acquisition.

      Income tax provision was $26.0 million in the three months ended March 31, 2002 compared to $7.4 million in the three months ended March 31, 2001. During 2001, Triad's effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. Triad's effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $79.3 million in the three months ended March 31, 2002 compared to $51.5 million in the three months ended March 31, 2001. The increase was due to the acquisition of Quorum and improved same facility operations in 2002 compared to 2001. This was offset by an increase in accounts receivable in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

      Cash used in investing activities was $59.1 million in the three months ended March 31, 2002 compared to $71.7 million in the three months ended March 31, 2001. This was due to $43.9 million, net of cash acquired, paid for the acquisition of SouthCrest Hospital in 2001 and $11.4 million in distributions received from non-consolidating joint ventures in 2002. This was partially offset by an increase in capital expenditures. Triad anticipates expending approximately $275 million (approximately $200 million for expansion) in capital expenditures for the remainder of 2002.

      Cash used in financing activities was $20.2 million in the three months ended March 31, 2002 compared to cash provided by financing activities of $29.5 million in the three months ending March 31, 2001. This was due to advances under the then existing delay draw term loan in 2001 compared to repayments on the revolving line of credit of $16.0 million in 2002.

      As of March 31, 2002 Triad had a $250.0 million line of credit which bears interest at LIBOR plus 3.0%. Triad had $26.9 million of letters of credit outstanding at March 31, 2002, which reduce the amount available under the revolving credit line. The amount outstanding under the revolving credit line was $30.0 million at March 31, 2002. Subsequent to March 31, 2002, the amount outstanding under the revolving credit line was reduced to zero. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad's Tranche A term loan are subject to reduction depending upon the total leverage of Triad. Subsequent to

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

March 31, 2002, the LIBOR spread on the Tranche A term loan and the revolving line of credit, including letters of credit outstanding under the revolving credit line, was reduced to 2.75%.

      In January 2002, Triad entered into an interest rate swap agreement. The interest rate swap is designated as a cash flow hedge, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was 1.83%. Subsequent to March 31, 2002, the LIBOR rate was reset at 1.98%. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contract.

      Subsequent to March 31, 2002, Triad received $9.3 million in principal and interest payments from nine participants in the Executive Stock Purchase Plan. Triad anticipates that the remaining participants will repay their loans by June 30, 2002.

      Triad's term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. Triad currently is in compliance with all debt agreement restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

      At March 31, 2002, Triad had working capital of $384.4 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2002.

      Triad is in the process of constructing a new hospital in Las Cruces, New Mexico. The projected cost of this facility is approximately $67 million and is expected to be completed by third quarter of 2002. As of March 31, 2002, approximately $32 million had been spent for this project.

      On February 17, 2002, Triad opened a replacement hospital, that was initiated by Quorum, in Vicksburg, Mississippi. The total project cost of this facility was approximately $104 million.

      Triad commenced development of a replacement hospital in Bentonville, Arkansas, which is expected to be completed in the third quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of March 31, 2002, approximately $3 million of expenditures have been spent for this project.

      Triad has various other hospital expansion projects in progress. Triad anticipates expending approximately $110 million related to these projects.

      Triad expects that the above referenced projects will be funded with either operating cash flows or existing credit facilities.

      Subsequent to March 31, 2002, Triad announced that it has been selected as the exclusive party with which negotiations will be conducted for Triad to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $75 million. Triad anticipates that the definitive agreement should be completed in the third quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

      Triad adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 "Business Combination" and Statement of Financial Accounting Standards No. 28 "Accounting for Preacquisition Contingencies of Purchased Enterprises" and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

"Intangible Assets" which changes the accounting for goodwill. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $1.7 million for the three months ended March 31, 2001. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. The review of goodwill will be at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. Triad has not determined the impact on the results of operations or financial position for the change in impairment testing but expects to have such determination by June 30, 2002.

      Triad adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), on January 1, 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects and Transactions" for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad's business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

CONTINGENCIES

False Claims Act Litigation

      As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys' fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

      Quorum is also a defendant in a lawsuit filed by certain of its stockholders alleging that Quorum violated Federal securities laws by materially inflating its net revenues through inclusion of amounts received from the settlement of cost reports allegedly filed in violation of applicable Medicare regulations. The parties recently tentatively agreed to submit the lawsuit to non-binding mediation. As Quorum's successor, Triad intends to vigorously defend the claims and allegations in this action.

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

Income Taxes

      The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

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

HCA Litigation and Investigations

     HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

      HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

      On May 5, 2000, Triad was advised that one of the qui tam cases listed three of Triad's hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

      HCA is also a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. Since April 1997, numerous securities class action and derivative lawsuits have been filed against HCA and a number of its current and former directors, officers and/or employees alleging breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

      In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

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

      Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

      HCA will not indemnify Triad under the Spin-off distribution agreement for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad's business, financial condition, results of operations or prospects.

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

      In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which would require compliance by April 2003, acting under the Health Insurance Portability and Accountability Act of 1996 relating to adoption of standards to protect the security and privacy of health-related information. These regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The effective dates of these regulations were originally postponed by the Bush Administration, but now have been reestablished. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, in January 2002, Triad entered into an interest rate swap. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swap that was entered into is a cash flow hedge, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad's policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad will pay a rate of 3.22% and receive LIBOR, which in the initial period was 1.83%. Subsequent to March 31, 2002, the LIBOR rate was reset at 1.98%.

      With respect to Triad's interest-bearing liabilities, approximately $829.0 million of long-term debt at March 31, 2002 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.2 million at March 31, 2002 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is protected by an interest rate swap expiring in January 2004. The estimated fair value of Triad's total long-term debt was $1,840.3 million at March 31, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $7.2 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

None

(b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

        On February 4, 2002, Triad reported that it remains comfortable with its existing financial guidance for fiscal years 2001 through 2004 that was included in a press release issued December 10, 2001.

        On February 19, 2002, Triad reported that it had issued a press release reporting 2001 earnings results.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Triad Hospitals, Inc.
Date:  May 14, 2002                              By: /s/ BURKE W. WHITMAN
                                                    ---------------------
                                                 Burke W. Whitman
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)