Form 10-Q
period 2002-06-30
TRIAD HOSPITALS INC
filed 2002-08-12
CIK 1074771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-29816

Triad Hospitals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2816101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13455 Noel Road, Suite 2000 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 789-2700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of July 31, 2002, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 74,218,014.

Part I:    Financial Information
Item 1:    Financial Statements

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the period ended June 30, 2002 and 2001
Unaudited
(Dollars in millions, except per share amounts)

	For the three months ended		For the six months ended
	2002	2001	2002	2001
Revenues	$867.2	$643.2	$1,728.1	$1,009.0

Salaries and benefits	363.2	278.1	717.1	422.0
Reimbursable expenses	15.4	10.6	31.8	10.6
Supplies	137.1	101.0	270.6	158.0
Other operating expenses	159.6	122.5	315.0	193.1
Provision for doubtful accounts	65.9	69.2	129.5	105.4
Depreciation	39.3	36.4	78.4	57.8
Amortization	1.5	7.3	3.3	9.3
Interest expense	34.9	33.2	68.1	49.9
Interest income	(0.4)	(0.3)	(0.8)	(0.7)
Litigation settlement	(4.5)	—	(4.5)	—
ESOP expense	2.9	2.1	5.3	4.4
Gain on sale of assets	(0.3)	—	(1.9)	(0.4)

Total operating expenses	814.6	660.1	1,611.9	1,009.4

Income (loss) from operations before minority interests, equity in earnings and income tax provision	52.6	(16.9)	116.2	(0.4)

Minority interests in earnings of consolidated entities	(3.8)	(2.3)	(7.1)	(4.0)
Equity in earnings of affiliates	5.6	3.0	11.7	3.4

Income (loss) from operations before income tax provision	54.4	(16.2)	120.8	(1.0)
Income tax provision	(21.6)	(2.7)	(47.6)	(10.1)

Income (loss) from operations	32.8	(18.9)	73.2	(11.1)
Extraordinary loss on retirement of debt, net of income tax benefit of $1.5 million	—	(2.4)	—	(2.4)

Net income (loss)	$32.8	$(21.3)	$73.2	$(13.5)

Income (loss) per common share:
Basic
Operations	$0.46	$(0.32)	$1.03	$(0.24)
Extraordinary loss on retirement of debt	—	(0.04)	—	(0.05)

Net	$0.46	$(0.36)	$1.03	$(0.29)

Diluted
Operations	$0.44	$(0.32)	$0.99	$(0.24)
Extraordinary loss on retirement of debt	—	(0.04)	—	(0.05)

Net	$0.44	$(0.36)	$0.99	$(0.29)

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)
	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18.0	$16.3
Restricted cash	—	5.7
Accounts receivable, less allowances for doubtful accounts of $180.8 at June 30, 2002 and $192.4 at December 31, 2001	475.7	446.6
Inventories	88.0	82.2
Deferred income taxes	102.3	103.1
Prepaid expenses	32.0	23.2
Other	81.7	70.2

	797.7	747.3
Property and equipment, at cost:
Land	136.5	126.4
Buildings and improvements	1,265.4	1,173.4
Equipment	1,062.2	998.1
Construction in progress	148.8	175.8

	2,612.9	2,473.7
Accumulated depreciation	(728.4)	(656.7)

	1,884.5	1,817.0
Goodwill	1,225.2	1,215.2
Intangible assets, net of accumulated amortization of $9.7 at June 30, 2002 and $7.1 at December 31, 2001	74.6	80.6
Investment in and advances to affiliates	183.9	189.4
Other	106.1	115.8

Total assets	$4,272.0	$4,165.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125.1	$122.4
Accrued salaries	88.0	80.0
Current portion of long-term debt	55.5	30.9
Other current liabilities	124.0	133.0

	392.6	366.3
Long-term debt	1,656.6	1,742.9
Other liabilities	80.2	68.4
Deferred taxes	154.8	132.1
Minority interests in equity of consolidated entities	123.5	124.1
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 74,100,425 and 72,202,736 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	0.7	0.7
Additional paid-in capital	1,860.3	1,810.2
Accumulated other comprehensive loss	(1.0)	—
Unearned ESOP compensation and stockholder notes receivable	(22.4)	(32.9)
Accumulated earnings (deficit)	26.7	(46.5)

Total stockholders’ equity	1,864.3	1,731.5

Total liabilities and stockholders’ equity	$4,272.0	$4,165.3

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the periods ended June 30, 2002 and 2001
Unaudited
(Dollars in millions)

	For the six months ended
	2002	2001
Cash flows from operating activities
Net income (loss)	$73.2	$(13.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	129.5	105.4
Depreciation and amortization	81.7	67.1
ESOP expense	5.3	4.4
Minority interests	7.1	4.0
Equity in earnings of affiliates	(11.7)	(3.4)
Deferred income taxes	47.6	10.1
Gain on sale of assets	(1.9)	(0.4)
Non-cash interest expense	3.7	2.2
Non-cash stock option expense	0.2	5.8
Extraordinary loss, net of tax benefit	—	2.4
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(158.5)	(72.2)
Inventories and other assets	(16.3)	3.9
Accounts payable and other current liabilities	(5.5)	2.3
Other	1.2	(3.9)

Net cash provided by operating activities	155.6	114.2

Cash flows from investing activities
Purchases of property and equipment	(148.0)	(67.6)
Investment in and advances to affiliates	17.2	6.2
Proceeds received on sale of assets	1.9	52.5
Acquisitions, net of cash acquired	—	(1,339.3)
Restricted cash	5.7	(5.7)
Other	(0.4)	3.2

Net cash used in investing activities	(123.6)	(1,350.7)

Cash flows from financing activities
Payments of long-term debt	(61.8)	(390.2)
Proceeds from long-term debt	—	1,680.0
Payment of debt issue costs	—	(47.4)
Proceeds from issuance of common stock	29.1	9.9
Proceeds from executive stock purchase plan loans	10.1	—
Distributions to minority partners	(7.7)	(3.2)

Net cash provided by (used in) financing activities	(30.3)	1,249.1

Change in cash and cash equivalents	1.7	12.6
Cash and cash equivalents at beginning of period	16.3	6.7

Cash and cash equivalents at end of period	$18.0	$19.3

Interest payments	$66.4	$32.5
Income tax payments	$7.8	$0.4

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Triad’s Form 10-K.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—ACQUISITIONS

On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad’s board of directors until at least the 2003 annual meeting of shareholders. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001. The purchase price of $2,434.3 million was allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives and completed the allocation on April 27, 2002. Triad has also reviewed and determined the fair value of other assets and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Working capital	$242.8
Property and equipment	941.8
Other assets	301.7
Net investment in held-for-sale assets	65.8
Long-term debt	(10.2)
Other non-current liabilities	(84.0)
Minority interests	(73.1)
Goodwill	1,049.5

$2,434.3

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

Triad adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. Goodwill will be reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle. Impairment losses subsequent to June 30, 2002 would be reflected in operating income. Triad has determined that the change in impairment testing did not have an impact on Triad’s results of operations or financial position.

The goodwill allocated to Triad’s reportable segments at June 30, 2002 and December 31, 2001 is as follows (in millions):

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (continued)

	June 30, 2002	December 31, 2001
Owned operations	$1,144.4	$1,134.4
Management services	60.9	60.9
Corporate and other	19.9	19.9

Total	$1,225.2	$1,215.2

The change in the carrying amount of goodwill subsequent to December 31, 2001 was due primarily to the completion of the Quorum purchase price allocation (see NOTE 2).

Intangible assets subject to amortization relate primarily to management contracts acquired in the managed services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $1.5 million and $3.3 million for the three and six months ending June 30, 2002, respectively. Amortization expense relating to these intangible assets will be approximately $3.4 million for the remainder of 2002 and $5.8 million per year for the next five years.

As required by SFAS 142, the results of operations for the three and six months ended June 30, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization which was recognized in the three and six months ended June 30, 2001 (dollars in millions, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Income (loss) from operations, as reported	$32.8	$(18.9)	$73.2	$(11.1)
Add back goodwill amortization, net of income tax	—	6.2	—	8.0

Adjusted income (loss) from operations	32.8	(12.7)	73.2	(3.1)
Extraordinary loss on retirement of debt	—	(2.4)	—	(2.4)

Adjusted net income (loss)	$32.8	$(15.1)	$73.2	$(5.5)

Income (loss) per share
Basic
Income (loss) from operations, as reported	$0.46	$(0.32)	$1.03	$(0.24)
Goodwill amortization, net of income tax	—	0.11	—	0.18

Adjusted income (loss) from operations	0.46	(0.21)	1.03	(0.06)
Extraordinary loss on retirement of debt	—	(0.04)	—	(0.05)

Adjusted net income (loss)	$0.46	$(0.25)	$1.03	$(0.11)

Diluted
Income (loss) from operations, as reported	$0.44	$(0.32)	$0.99	$(0.24)
Goodwill amortization, net of income tax	—	0.11	—	0.18

Adjusted income (loss) from operations	0.44	(0.21)	$0.99	$(0.06)
Extraordinary loss on retirement of debt	—	(0.04)	—	(0.05)

Adjusted net income (loss)	$0.44	$(0.25)	$0.99	$(0.11)

NOTE 4—LONG-TERM DEBT

Triad’s senior subordinated notes and senior notes are guaranteed by all wholly-owned operating subsidiaries of Triad (the “Guarantor Subsidiaries”). The guarantee obligations of the Guarantor Subsidiaries are full, unconditional and joint and several. Triad’s non-wholly owned operating subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”).

Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$723.8	$148.1	$(4.7)	$867.2

Salaries and benefits	0.1	290.7	72.4	—	363.2
Reimbursable expenses	—	15.4	—	—	15.4
Supplies	—	115.8	21.3	—	137.1
Other operating expenses	1.5	130.8	27.3	—	159.6
Provision for doubtful accounts	—	55.8	10.1	—	65.9
Depreciation	—	33.1	6.2	—	39.3
Amortization	—	1.5	—	—	1.5
Interest expense allocated	—	—	2.3	(2.3)	—
Interest expense, net	33.3	1.2	—	—	34.5
Litigation settlement	(4.5)	—	—	—	(4.5)
ESOP expense	2.9	—	—	—	2.9
Management fees	—	—	2.4	(2.4)	—
Gain on sale of assets	—	(0.2)	(0.1)	—	(0.3)

Total operating expenses	33.3	644.1	141.9	(4.7)	814.6

Income (loss) before minority interest, equity in earnings and income tax provision	(33.3)	79.7	6.2	—	52.6
Minority interests	—	(4.6)	0.8	—	(3.8)
Equity in earnings of affiliates	87.7	12.6	—	(94.7)	5.6

Income before income tax provision	54.4	87.7	7.0	(94.7)	54.4

Income tax provision	(21.6)	—	—	—	(21.6)

Net income	$32.8	$87.7	$7.0	$(94.7)	$32.8

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the three months ended June 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$557.7	$87.2	$(1.7)	$643.2

Salaries and benefits	5.3	231.1	41.7	—	278.1
Reimbursable expenses	—	10.6	—	—	10.6
Supplies	—	88.1	12.9	—	101.0
Other operating expenses	—	107.0	15.5	—	122.5
Provision for doubtful accounts	—	63.6	5.6	—	69.2
Depreciation	—	32.5	3.9	—	36.4
Amortization	—	6.9	0.4	—	7.3
Interest expense allocated	—	—	1.3	(1.3)	—
Interest expense, net	35.1	(2.2)	—	—	32.9
ESOP expense	2.1	—	—	—	2.1
Management fees	—	—	0.4	(0.4)	—

Total operating expenses	42.5	537.6	81.7	(1.7)	660.1

Income (loss) from operations before minority interest, equity in earnings and income tax provision	(42.5)	20.1	5.5	—	(16.9)
Minority interests	—	(3.0)	0.7	—	(2.3)
Equity in earnings of affiliates	26.3	9.2	—	(32.5)	3.0

Income (loss) from operations before income tax provision	(16.2)	26.3	6.2	(32.5)	(16.2)

Income tax provision	(2.7)	—	—	—	(2.7)

Income (loss) from operations	(18.9)	26.3	6.2	(32.5)	(18.9)

Extraordinary loss on retirement of debt, net of tax	(2.4)	—	—	—	(2.4)

Net income (loss)	$(21.3)	$26.3	$6.2	$(32.5)	$(21.3)

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,443.9	$293.8	$(9.6)	$1,728.1

Salaries and benefits	0.2	573.1	143.8	—	717.1
Reimbursable expenses	—	31.8	—	—	31.8
Supplies	—	228.7	41.9	—	270.6
Other operating expenses	1.7	260.2	53.1	—	315.0
Provision for doubtful accounts	—	109.2	20.3	—	129.5
Depreciation	—	66.6	11.8	—	78.4
Amortization	—	3.0	0.3	—	3.3
Interest expense allocated	—	—	4.5	(4.5)	—
Interest expense, net	65.8	1.4	0.1	—	67.3
Litigation settlement	(4.5)	—	—	—	(4.5)
ESOP expense	5.3	—	—	—	5.3
Management fees	—	—	5.1	(5.1)	—
Gain on sale of assets	—	(1.8)	(0.1)	—	(1.9)

Total operating expenses	68.5	1,272.2	280.8	(9.6)	1,611.9

Income (loss) before minority interest, equity in earnings and income tax provision	(68.5)	171.7	13.0	—	116.2
Minority interests	—	(8.1)	1.0	—	(7.1)
Equity in earnings of affiliates	189.3	25.7	—	(203.3)	11.7

Income before income tax provision	120.8	189.3	14.0	(203.3)	120.8

Income tax provision	(47.6)	—	—	—	(47.6)

Net income	$73.2	$189.3	$14.0	$(203.3)	$73.2

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$906.8	$104.1	$(1.9)	$1,009.0

Salaries and benefits	5.8	369.8	46.4	—	422.0
Reimbursable expenses	—	10.6	—	—	10.6
Supplies	—	140.9	17.1	—	158.0
Other operating expenses	—	174.8	18.3	—	193.1
Provision for doubtful accounts	—	99.4	6.0	—	105.4
Depreciation	—	53.1	4.7	—	57.8
Amortization	—	8.7	0.6	—	9.3
Interest expense allocated	—	—	1.3	(1.3)	—
Interest expense, net	51.9	(2.7)	—	—	49.2
ESOP expense	4.4	—	—	—	4.4
Management fees	—	—	0.6	(0.6)	—
Gain on sale of assets	—	(0.4)	—	—	(0.4)

Total operating expenses	62.1	854.2	95.0	(1.9)	1,009.4

Income (loss) from operations before minority interest, equity in earnings and income tax provision	(62.1)	52.6	9.1	—	(0.4)
Minority interests	—	(4.7)	0.7	—	(4.0)
Equity in earnings of affiliates	61.1	13.2	—	(70.9)	3.4

Income (loss) from operations before income tax provision	(1.0)	61.1	9.8	(70.9)	(1.0)

Income tax provision	(10.1)	—	—	—	(10.1)

Income (loss) from operations	(11.1)	61.1	9.8	(70.9)	(11.1)
Extraordinary loss on retirement of debt, net of tax	(2.4)	—	—	—	(2.4)

Net income (loss)	$(13.5)	$61.1	$9.8	$(70.9)	$(13.5)

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets
June 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$14.6	$3.4	$—	$18.0
Accounts receivable, net	—	397.1	78.6	—	475.7
Other current assets	114.7	176.3	20.9	(7.9)	304.0

	114.7	588.0	102.9	(7.9)	797.7

Net property and equipment, at cost	—	1,566.6	317.9	—	1,884.5

Goodwill	—	1,176.9	48.3	—	1,225.2
Intangible assets	—	74.6	—	—	74.6
Investments in subsidiaries	3,193.9	449.6	—	(3,459.6)	183.9
Due from affiliates	373.3	—	—	(373.3)	—
Other assets	59.6	63.3	10.2	(27.0)	106.1

Total assets	$3,741.5	$3,919.0	$479.3	$(3,867.8)	$4,272.0

Liabilities and Equity
Current liabilities	$69.5	$278.5	$45.6	$(1.0)	$392.6
Due to affiliates	—	263.0	110.3	(373.3)	—
Long-term debt	1,652.8	31.0	6.7	(33.9)	1,656.6
Deferred taxes and other liabilities	154.9	80.1	—	—	235.0
Minority interests in equity of consolidated entities	—	72.5	51.0	—	123.5
Equity	1,864.3	3,193.9	265.7	(3,459.6)	1,864.3

Total liabilities and equity	$3,741.5	$3,919.0	$479.3	$(3,867.8)	$4,272.0

Condensed Consolidating Balance Sheets
December 31, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$14.7	$1.6	$—	$16.3
Restricted cash	5.7	—	—	—	5.7
Accounts receivable, net	—	365.8	80.8	—	446.6
Other current assets	104.6	155.9	18.2	—	278.7

	110.3	536.4	100.6	—	747.3

Net property and equipment, at cost	—	1,526.1	290.9	—	1,817.0

Goodwill	—	1,166.9	48.3	—	1,215.2
Intangible assets	—	80.6	—	—	80.6
Investments in subsidiaries	3,174.1	471.0	—	(3,455.7)	189.4
Due from affiliates	313.7	—	—	(313.7)	—
Other assets	39.5	66.4	9.9	—	115.8

Total assets	$3,637.6	$3,847.4	$449.7	$(3,769.4)	$4,165.3

Liabilities and Equity
Current liabilities	$42.6	$279.2	$44.5	$—	$366.3
Due to affiliates	—	249.7	64.0	(313.7)	—
Long-term debt	1,731.4	4.8	6.7	—	1,742.9
Deferred taxes and other liabilities	132.1	68.4	—	—	200.5
Minority interests in equity of consolidated entities	—	71.2	52.9	—	124.1
Equity	1,731.5	3,174.1	281.6	(3,455.7)	1,731.5

Total liabilities and equity	$3,637.6	$3,847.4	$449.7	$(3,769.4)	$4,165.3

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67.3)	$197.9	$25.0	$—	$155.6
Cash flows from investing activities
Purchases of property and equipment	—	(109.1)	(38.9)	—	(148.0)
Investment in and advances to affiliates	169.5	(122.5)	(29.8)	—	17.2
Proceeds received on sale of assets	—	1.8	0.1	—	1.9
Restricted cash	5.7	—	—	—	5.7
Other	—	(0.4)	—	—	(0.4)

Net cash provided by (used in) investing activities	175.2	(230.2)	(68.6)	—	(123.6)
Cash flows from financing activities
Payments of long-term debt	(53.6)	(1.3)	(6.9)	—	(61.8)
Proceeds from issuance of common stock	29.1	—	—	—	29.1
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(6.8)	(0.9)	—	(7.7)
Net long-term borrowings to (from) affiliate	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliate	(59.6)	13.3	46.3	—	—

Net cash provided by (used in) financing activities	(107.9)	32.2	45.4	—	(30.3)

Change in cash and cash equivalents	—	(0.1)	1.8	—	1.7
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$14.6	$3.4	$—	$18.0

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(38.0)	$150.8	$1.4	$—	$114.2
Cash flows from investing activities
Purchases of property and equipment	—	(51.9)	(15.7)	—	(67.6)
Investment in and advances to affiliates	32.7	(22.6)	(3.9)	—	6.2
Proceeds received on sale of assets	—	52.5	—	—	52.5
Acquisitions	(1,295.4)	(43.9)	—	—	(1,339.3)
Restricted cash	(5.7)	—	—	—	(5.7)
Other	—	3.2	—	—	3.2

Net cash used in investing activities	(1,268.4)	(62.7)	(19.6)	—	(1,350.7)
Cash flows from financing activities
Payments of long-term debt	(387.8)	(2.4)	—	—	(390.2)
Proceeds from issuance of long-term debt	1,680.0	—	—	—	1,680.0
Payment of debt issue costs	(47.4)	—	—	—	(47.4)
Proceeds from issuance of common stock	9.9	—	—	—	9.9
Distributions to minority partners	—	(2.9)	(0.3)	—	(3.2)
Net change in due to (from) affiliate	51.7	(67.0)	15.3	—	—

Net cash provided by (used in) financing activities	1,306.4	(72.3)	15.0	—	1,249.1

Change in cash and cash equivalents	—	15.8	(3.2)	—	12.6
Cash and cash equivalents at beginning of period	—	6.4	0.3	—	6.7

Cash and cash equivalents at end of period	$—	$22.2	$(2.9)	$—	$19.3

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.98% at June 30, 2002. Subsequent to June 30, 2002, the LIBOR rate was reset at 1.86%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.89% at June 30, 2002.

Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligations under the contracts. The interest rate swaps are designated as cash flow hedges and Triad believes that the hedges are highly effective.

At June 30, 2002, the fair value of the interest rate swaps was a liability of $1.6 million. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive loss (see NOTE 12).

NOTE 6—GUARANTEES

Triad has entered into an agreement whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by a financial institution. Triad would be obligated to repay the financial institution if a patient fails to repay their loan. Triad would then pursue collections from the patient. At June 30, 2002, the amounts subject to the guarantees were $9.9 million. Triad had $2.2 million reserved at June 30, 2002 for estimated defaults under the guarantees.

NOTE 7—STOCK BENEFIT PLANS

During the six months ended June 30, 2002, 1,715,632 stock options were exercised for proceeds of $24.9 million. Additionally during the six months ended June 30, 2002, 182,057 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and Employee Stock Purchase Plan. Triad received proceeds of $4.2 million on these issuances.

During the six months ended June 30, 2002, 2,883,000 stock options were granted under the 1999 Long-Term Incentive Plan with exercise prices equal to the market prices at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

On May 21, 2002, shareholders approved an amendment to the Outside Directors Stock and Incentive Compensation Plan increasing the number of shares available to 500,000. On May 21, 2002, 75,000 stock options were granted under this plan with an exercise price equal to the market price at the date of grant. The options become exercisable over a four-year period and expire ten years from date of grant.

Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in the Executive Stock Purchase Plan. The loans were recorded in Unearned ESOP compensation and stockholder notes receivable in the condensed consolidated balance sheets.

NOTE 8—INCOME (LOSS) PER SHARE

Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three and six months ended June 30, 2002, options outstanding of 162,890 were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Stock options outstanding of 9,765,895 as of June 30, 2001 were not included for diluted loss

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 8—INCOME (LOSS) PER SHARE (continued)

per share calculations in the three and six months ended June 30, 2001 since the impact was antidilutive. Weighted average shares for the three and six months ended June 30, 2002 and 2001 are as follows:

	For the three months ended		For the six months ended
	2002	2001	2002	2001
Weighted average shares exclusive of unreleased ESOP shares	71,126,433	58,187,906	70,659,441	45,375,006
Weighted average of ESOP shares committed to be released	112,500	112,500	75,000	75,000

Basic weighted average shares outstanding	71,238,933	58,300,406	70,734,441	45,450,006
Effect of dilutive securities – employee stock options	3,727,364	—	3,529,104	—

Diluted weighted average shares outstanding	74,966,297	58,300,406	74,263,545	45,450,006

NOTE 9—INVESTMENTS

Triad owns equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38.0% in Macon Healthcare LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. HCA Inc. (“HCA”) has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, LLC with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized income statements of these entities are as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues	$176.5	$166.3	$355.4	$330.0

Net income	$17.1	$16.8	$36.6	$34.4

NOTE 10—LITIGATION SETTLEMENT

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues:
Owned operations	$825.8	$613.2	$1,644.2	$975.4
Management services	35.8	24.9	72.4	24.9
Corporate and other	5.6	5.1	11.5	8.7

	$867.2	$643.2	$1,728.1	$1,009.0

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
EBITDA (a):
Owned operations	$137.2	$74.4	$284.6	$135.1
Management services	6.5	5.4	12.7	5.4
Corporate and other	(12.1)	(15.0)	(21.5)	(17.2)

	$131.6	$64.8	$275.8	$123.3

EBITDA for owned operations includes equity in earnings of affiliates of $5.6 million and $3.0 million in the three months ended June 30, 2002 and 2001, respectively, and $11.7 million and $3.4 million for the six months ended June 30, 2002 and 2001, respectively.

A reconciliation of EBITDA to income (loss) from operations before income tax provision follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Total EBITDA for reportable segments	$131.6	$64.8	$275.8	$123.3

Depreciation	39.3	36.4	78.4	57.8
Amortization	1.5	7.3	3.3	9.3
Interest expense	34.9	33.2	68.1	49.9
Interest income	(0.4)	(0.3)	(0.8)	(0.7)
Litigation settlement	(4.5)	—	(4.5)	—
ESOP expense	2.9	2.1	5.3	4.4
Gain on sale of assets	(0.3)	—	(1.9)	(0.4)
Minority interests in earnings of consolidated entities	3.8	2.3	7.1	4.0

Income (loss) from operations before income tax provision	$54.4	$(16.2)	$120.8	$(1.0)

(a)
EBITDA is defined as income (loss) from operations before depreciation, amortization, interest expense, interest income, litigation settlement, ESOP expense, gain on sale of assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 12—COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of interest rate swaps, net of income tax, and is included as a component of stockholders’ equity.

The components of comprehensive income, net of income tax, are as follows (in millions):

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 12—COMPREHENSIVE INCOME (continued)

	For the three months ended June 30, 2002	For the six months ended June 30, 2002
Net income	$32.8	$73.2
Other comprehensive loss, net of income tax:
Net change in fair value of interest rate swaps	(1.5)	(1.0)

Comprehensive income	$31.3	$72.2

Accumulated other comprehensive loss, net of income tax, at June 30, 2002 is comprised of $1.0 million relating to the fair value of interest rate swaps.

NOTE 13—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys’ fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

At this time Triad cannot predict the final effect or outcome of any of the ongoing investigations or qui tam actions. If Quorum’s hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

Quorum was a defendant in a lawsuit filed by certain of its stockholders alleging that Quorum violated Federal securities laws by materially inflating its net revenues through inclusion of amounts received from the settlement of cost reports allegedly filed in violation of applicable Medicare regulations. The parties agreed to submit the lawsuit to non-binding mediation. During the second quarter of 2002, the parties agreed to a settlement and made payment on the settlement in June 2002. Quorum had accrued an estimated liability on this item prior to the merger.

Income Taxes

The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 13—CONTINGENCIES (continued)

The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures in which Quorum owned a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

HCA Litigation and Investigations

HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA is a defendant in qui tam actions on behalf of the United States of America, alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the Spin-off and the third hospital terminated its contract thereafter.

In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with HCA), announced that they would pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare Anti-Kickback statute) filed by the U.S. Attorneys in the Middle and Southern Districts of Florida and the Northern District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a “Company A” or a “company not named as a defendant.” HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

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

In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government. Civil issues that are not

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 13—CONTINGENCIES (continued)

covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

In addition, 14 of Triad’s current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services (“CMS”) that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad’s Spin-off from HCA. Furthermore, two of Triad’s hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicaid cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the Spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad’s results of operations or financial position.

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

Triad adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad’s business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad has not determined the impact on the results of operations or financial position from the adoption of SFAS 145, but Triad does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

NOTE 15—SUBSEQUENT EVENTS

Subsequent to June 30, 2002, Triad completed the acquisition of all of the assets comprising and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

On April 27, 2001, Triad completed the merger of Quorum with and into Triad with Triad being the surviving corporation. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001. Two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The purchase price allocation of these assets was equal to the sales prices of the hospitals plus the anticipated cash flows for their estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. The results of operations of these entities were not included in Triad’s results of operations in the three months ended June 30, 2001. Subsequent to June 30, 2001, Triad decided not to sell one of the hospitals designated as held for sale. The cumulative effect of this hospital’s results of operations from May 1, 2001 through June 30, 2001 was included in Triad’s results of operations in the three months ended September 30, 2001. The cumulative effect was not significant to pre-tax income from operations.

The above described events significantly affect the comparability of the results of operations for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001.

Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the health care business,
•	the efforts of insurers, employers and others to contain health care costs,
•	possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers,
•	changes in Federal, state or local regulations affecting the health care industry,
•	the possible enactment of Federal or state health care reform,
•	the ability to attract and retain qualified management and personnel, including physicians and nurses,
•	the departure of key executive officers from Triad,
•	claims and legal actions relating to professional liabilities and other matters,
•	fluctuations in the market value of Triad’s common stock,
•	changes in accounting practices,
•	changes in general economic conditions,
•	future divestitures which may result in additional charges,
•	the ability to enter into managed care provider arrangements on acceptable terms,
•	the availability and terms of capital to fund the expansion of Triad’s business,
•	changes in business strategy or development plans,
•	the ability to obtain adequate levels of general and professional liability insurance,
•	potential adverse impact of known and unknown government investigations,
•	timeliness of reimbursement payments received under government programs, and
•	other risk factors.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of Triad. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Revenue/Volume Trends

As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. The facilities acquired in the merger increased revenues by $201.5 million and $686.9 million, respectively, for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than pay standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the “Balanced Budget Act”), Triad’s reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and have been further mitigated by the Benefits Improvement Protection Act of 2000 (“BIPA”). Triad received approximately $4.0 million and $8.0 million, respectively, in additional reimbursement from BIPA during the three and six months ended June 30, 2002 compared to approximately $5.0 million during both the three and six months ended June 30, 2001. The Balanced Budget Act has accelerated a shift, by certain Medicare beneficiaries, from traditional Medicare coverage to medical coverage that is provided under managed care plans. Triad generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted. Triad anticipates that these shifts in volumes will continue. Patient revenues related to Medicare and Medicaid patients were 37.9% and 36.9% of total patient revenues for the three months ended June 30, 2002 and 2001, respectively, and 38.5% and 37.6% of total patient revenues for the six months ended June 30, 2002 and 2001, respectively. Patient revenues related to managed care plan patients were 39.6% and 36.7% of total patient revenues for the three months ended June 30, 2002 and 2001, respectively, and 38.3% and 36.4% of total patient revenues for the six months ended June 30, 2002 and 2001, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

Management of Triad continues its focus on streamlining its portfolio of facilities. Triad sold one hospital during the fourth quarter of 2001. Revenues for this facility were $17.8 million and $36.0 million for the three and six months ended June 30, 2001, respectively.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. While Triad believes this trend to outpatient care will continue, the indicators decreased during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Outpatient revenues were 45.2% and 46.7% of patient revenues for the three months ended June 30, 2002 and 2001, respectively, and 45.2% and 44.8% of patient revenues for the six months ending June 30, 2002 and 2001, respectively.

Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the trend toward declining reimbursements and payments continues, results of operations and cash flows will deteriorate.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians.

In connection with the Spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the Spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $23.7 million as of June 30, 2002.

Other Trends

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures in increasing insurance costs. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently maintains reserves for its estimated retention liabilities. If the trend of increasing costs continues, Triad’s results of operations and cash flows would be affected.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results for the three and six months ended June 30, 2002 and 2001 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the six months ended
	2002		2001		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$867.2	100.0	$643.2	100.0	$1,728.1	100.0	$1,009.0	100.0

Salaries and benefits	363.2	41.9	278.1	43.2	717.1	41.5	422.0	41.8
Reimbursable expenses	15.4	1.7	10.6	1.7	31.8	1.8	10.6	1.1
Supplies	137.1	15.8	101.0	15.7	270.6	15.7	158.0	15.7
Other operating expenses	159.6	18.4	122.5	19.0	315.0	18.2	193.1	19.1
Provision for doubtful accounts	65.9	7.6	69.2	10.8	129.5	7.5	105.4	10.4
Depreciation and amortization	40.8	4.7	43.7	6.8	81.7	4.7	67.1	6.6
Interest expense, net	34.5	4.0	32.9	5.1	67.3	3.9	49.2	4.9
Litigation settlement	(4.5)	(0.5)	—	—	(4.5)	(0.2)	—	—
ESOP expense	2.9	0.3	2.1	0.3	5.3	0.3	4.4	0.4
Gain on sale of assets	(0.3)	—	—	—	(1.9)	(0.1)	(0.4)	—

	814.6	93.9	660.1	102.6	1,611.9	93.3	1,009.4	100.0

Income (loss) from operations before minority interests, equity in earnings and income tax provision	52.6	6.1	(16.9)	(2.6)	116.2	6.7	(0.4)	—
Minority interests in earnings of consolidated entities	(3.8)	(0.4)	(2.3)	(0.4)	(7.1)	(0.4)	(4.0)	(0.4)
Equity in earnings of affiliates	5.6	0.6	3.0	0.5	11.7	0.7	3.4	0.3

Income (loss) from operations before income tax provision	54.4	6.3	(16.2)	(2.5)	120.8	7.0	(1.0)	(0.1)
Income tax provision	(21.6)	(2.5)	(2.7)	(0.4)	(47.6)	(2.8)	(10.1)	(1.0)

Income (loss) from operations	$32.8	3.8	$(18.9)	(2.9)	$73.2	4.2	$(11.1)	(1.1)

Income (loss) from operations per common share
Basic	$0.46		$(0.32)		$1.03		$(0.24)
Diluted	$0.44		$(0.32)		$0.99		$(0.24)
EBITDA (a)	$131.6		$64.8		$275.8		$123.3
Number of hospitals at end of period (b)
Owned	43		46		43		46
Joint ventures	1		1		1		1
Leased to others	2		2		2		2

Total	46		49		46		49
Licensed beds at end of period (c)	7,580		7,592		7,580		7,592
Available beds at end of period (d)	6,902		6,738		6,902		6,738
Admissions (e)
Owned and managed	69,271		58,180		142,687		95,762
Joint ventures	1,358		1,358		3,005		2,934

Total	70,629		59,538		145,692		98,696
Adjusted admissions (f)	119,640		98,834		242,027		160,393
Outpatient visits	836,458		692,399		1,669,135		1,029,502
Surgeries	98,369		84,297		190,836		141,134
Average length of stay (g)	4.8		4.8		4.9		4.6
Outpatient revenue percentage	45.2%		46.7%		45.2%		44.8%
Inpatient revenue per admission	$6,365		$5,487		$6,170		$5,488
Outpatient revenue per outpatient visit	$435		$404		$435		$414
Patient revenue per adjusted admission	$6,728		$6,063		$6,636		$5,936

(a)
EBITDA is defined as income (loss) from operations before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, litigation settlement, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(b)	This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(d)	Available beds are those beds a facility actually has in use.
(e)
Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.

(f)
Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended June 30, 2002 and 2001

Income from operations increased to $32.8 million in the three months ended June 30, 2002 from a loss from operations of $18.9 million in the three months ended June 30, 2001. The increase in income from operations was attributable primarily to $26.3 million of pre-tax charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad during 2001 and a $30.3 million increase in pre-tax income from the facilities acquired excluding charges discussed previously from the acquisition of Quorum. Pre-tax income from same facility operations increased $10.1 million. In addition, during 2001 Triad incurred $3.8 million of non-cash stock option expense relating to stock option vesting acceleration that was due to the acquisition of Quorum and $1.4 million of non-cash stock option expense from options granted to a charitable foundation. Triad also had $4.5 million in litigation settlement income in 2002 relating to an indemnification settlement with HCA on a False Claims Act litigation case that was settled by Quorum prior to the merger. This was partially offset by an increase in corporate overhead of $4.9 million in 2002 compared to 2001 due primarily to additional staffing and other costs due to the merger.

Revenues increased to $867.2 million in the three months ended June 30, 2002 from $643.2 million in the three months ended June 30, 2001. Same facility revenues increased $40.3 million or 11.8% in 2002 compared to 2001. This includes $3.2 million in favorable prior year cost report settlements during 2002 compared to $2.1 million in unfavorable prior year cost report settlements during 2001. For the three months ended June 30, 2002 compared to the three months ended June 30, 2001, same facility admissions increased 1.0%, adjusted admissions increased 2.7%, revenue per adjusted admission increased 8.2%, outpatient visits increased 2.9%, outpatient revenue per visit increased 14.2% and surgeries increased 2.0%. Revenues for facilities acquired increased $201.5 million in 2002 compared to 2001, which includes $0.9 million in favorable prior year cost report settlements in 2002. Revenues for facilities acquired were reduced in 2001 by $8.3 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad’s. For the three months ended June 30, 2002 compared to the three months ended June 30, 2001, the acquired facilities’ admissions increased 12,819, adjusted admissions increased 22,733, outpatient visits increased 148,810, and surgeries increased 16,473. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $17.8 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 41.9% in the three months ended June 30, 2002 from 43.2% in the three months ended June 30, 2001. Same facility salaries and benefits decreased 1.5% as a percentage of revenue in 2002 compared to 2001. This was due primarily to non-cash stock option expense of $5.2 million in 2001 described above. This was partially offset by an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities’, as a percentage of revenue, decreased to 42.5% in 2002 from 43.9% in 2001 due primarily to the revenue reductions in 2001 discussed above. Included in salaries for the acquired facilities’ are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $8.3 million in 2001.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Reimbursable expenses remained constant as a percentage of revenue in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies remained relatively constant as a percentage of revenues in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Same facility supplies increased slightly as a percentage of revenue to 15.9% in 2002 compared to 15.8% in 2001. Supplies for the acquired facilities’, as a percentage of revenue, were 15.7% in 2002 compared to 15.6% in 2001. This was due primarily to increased acuity at one facility. This was partially offset by the revenue reductions in 2001 discussed above. Supplies for the facility sold were $2.8 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.4% in the three months ended June 30, 2002 compared to 19.0% in the three months ended June 30, 2001. Same facility other operating expenses decreased 0.5% as a percentage of revenue in 2002 compared to 2001. This was due primarily to the increase in revenues. Other operating expenses for the acquired facilities’, as a percentage of revenue, were 16.8% in 2002 compared to 17.0% in 2001 due primarily to the revenue reductions in 2001 discussed above. This was partially offset by increases in insurance costs, primarily malpractice insurance. Other operating expenses for the facility sold were $3.5 million in 2001

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.6% in the three months ended June 30, 2002 compared to 10.8% in the three months ended June 30, 2001. Same facility provision for doubtful accounts increased 0.6% as a percentage of revenue in 2002 compared to 2001. This was due to payment delays and account write-offs from system issues at one facility and additional reserves on certain non-patient accounts. Provision for doubtful accounts for the acquired facilities’, as a percentage of revenue, was 6.4% in 2002 compared to 13.1% in 2001. As previously discussed, included in the provision for doubtful accounts in 2001 were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad’s. Provision for doubtful accounts for the facility sold was $2.5 million in 2001.

Depreciation and amortization decreased as a percentage of revenues to 4.7% in the three months ended June 30, 2002 from 6.8% in the three months ended June 30, 2001, due to changes in accounting for goodwill amortization and increases in revenues.

Interest expense, which was offset by $0.4 million and $0.3 million of interest income in the three months ended June 30, 2002 and 2001, respectively, increased to $34.5 million in the three months ended June 30, 2002 from $32.9 million in the three months ended June 30, 2001 due to additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition on April 27, 2001. This was partially offset by decreases in interest rates on Triad’s variable rate debt.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. This was recorded in litigation settlement in the condensed consolidated statements of operations in the three months ended June 30, 2002.

Minority interests increased to $3.8 million in the three months ended June 30, 2002 from $2.3 million in the three months ended June 30, 2001 due primarily to the Quorum acquisition.

Equity in earnings of affiliates was $5.6 million in the three months ended June 30, 2002 compared to $3.0 million in the three months ended June 30, 2001. This was primarily due to the joint ventures acquired in the Quorum acquisition.

Income tax provision was $21.6 million in the three months ended June 30, 2002 compared to $2.7 million in the three months ended June 30, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. As discussed previously, included in the income tax provision in 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad incurred a pre-tax loss in 2001, but an income tax provision was recorded due to items referenced above. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2002 and 2001

Income from operations increased to $73.2 million in the six months ended June 30, 2002 from a loss from operations of $11.1 million in the six months ended June 30, 2001. The increase in income from operations was attributable primarily to $26.3 million of pre-tax charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad during 2001 and a $92.0 million increase in pre-tax income from the facilities acquired excluding charges discussed previously from the acquisition of Quorum. Pre-tax income from same facility operations increased $21.7 million. In addition, during 2001 Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation. Triad also had $4.5 million in litigation settlement income in 2002 relating to an indemnification settlement with HCA on a False Claims Act litigation case that was settled by Quorum prior to the merger. This was partially offset by an increase in interest expense of $18.1 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Corporate overhead increased $9.6 million in 2002 compared to 2001 due primarily to additional staffing and other costs due to the merger.

Revenues increased to $1,728.1 million in the six months ended June 30, 2002 from $1,009.0 million in the six months ended June 30, 2001. Same facility revenues increased $68.2 million or 9.9% in 2002 compared to 2001. This includes $3.0 million in favorable prior year cost report settlements during 2002 compared to $2.4 million in favorable prior year cost report settlements during 2001. For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, same facility admissions increased 1.9%, adjusted admissions increased 3.2%, revenue per adjusted admission increased 6.2%, outpatient visits increased 3.5%, outpatient revenue per visit increased 10.4% and surgeries increased 3.1%. Revenues for facilities acquired increased $686.9 million in 2002 compared to 2001, which includes $1.6 million in unfavorable prior year cost report settlements in 2002. Revenues for facilities acquired were reduced in 2001 by $8.3 million in charges associated with coordinating Quorum’s accounting policies, procedures and estimation processes with those of Triad’s. For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, the acquired facilities’ admissions increased 49,920, adjusted admissions increased 84,989, outpatient visits increased 646,235, and surgeries increased 55,058. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $36.0 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 41.5% in the six months ended June 30, 2002 from 41.8% in the six months ended June 30, 2001. Same facility salaries and benefits decreased 0.5% as a percentage of revenue in 2002 compared to 2001. This was due primarily to $5.2 million in non-cash stock option expense in 2001 described above. This was partially offset by an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities’, as a percentage of revenue, were 42.4% in 2002 compared to 43.9% in 2001 due primarily to the revenue reductions in 2001 discussed above. Included in salaries for the acquired facilities’ are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $15.8 million in 2001.

Reimbursable expenses were 1.8% as a percentage of revenue in the six months ended June 30, 2002 compared to 1.1% for the six months ended June 30, 2001 due to the Quorum acquisition. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies remained constant as a percentage of revenues at 15.7% in the six months ended June 30, 2002 and 2001. Same facility supplies remained relatively constant as a percentage of revenue in 2002 compared to 2001. Supplies for the acquired facilities’, as a percentage of revenue, remained relatively constant in 2002 compared to 2001. Supplies increased in 2002 compared to 2001 from increased acuity at one facility. This was offset by the revenue reductions in 2001 discussed above. Supplies for the facility sold were $5.5 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.2% in the six months ended June 30, 2002 compared to 19.1% in the six months ended June 30, 2001. Same facility other operating expenses increased 0.3% as a percentage of revenue in 2002 compared to 2001. This was due primarily to an increase in professional fees at the corporate office. Other operating expenses for the acquired facilities’, as a percentage of revenue, were 16.6% in 2002 compared to 17.0% in 2001 due primarily to the revenue reduction in 2001 discussed above. Other operating expenses for the facility sold were $6.8 million in 2001.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.5% in the six months ended June 30, 2002 compared to 10.4% in the six months ended June 30, 2001. Same facility provision for doubtful accounts decreased 0.3% as a percentage of revenue in 2002 compared to 2001. This was due, in part, to increased reserves in 2001 relating to emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. This was partially offset by payment delays and account write-offs from system issues at one facility and additional reserves on certain non-patient accounts in 2002. Provision for doubtful accounts for the acquired facilities’, as a percentage of revenue, was 6.4% in 2002 compared to 13.1% in 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation process with those of Triad’s. Provision for doubtful accounts for the facility sold was $5.1 million in 2001.

Depreciation and amortization decreased as a percentage of revenues to 4.7% in the six months ended June 30, 2002 from 6.6% in the six months ended June 30, 2001, primarily due to changes in accounting for goodwill amortization and increases in revenues.

Interest expense, which was offset by $0.8 million and $0.7 million of interest income in the six months ended June 30, 2002 and 2001, respectively, increased to $67.3 million in the six months ended June 30, 2002 from $49.2 million in the six months ended June 30, 2001 due to additional debt outstanding primarily from indebtedness incurred to finance the Quorum acquisition. This was partially offset by decreases in interest rates on Triad’s variable rate debt.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. This was recorded in litigation settlement in the condensed consolidated statements of operations in the six months ended June 30, 2002.

Minority interests increased to $7.1 million in the six months ended June 30, 2002 from $4.0 million in the six months ended June 30, 2001 due primarily to the Quorum acquisition.

Equity in earnings of affiliates was $11.7 million in the six months ended June 30, 2002 compared to $3.4 million in the six months ended June 30, 2001. This was primarily due to the joint ventures acquired in the Quorum acquisition.

Income tax provision was $47.6 million in the six months ended June 30, 2002 compared to $10.1 million in the six months ended June 30, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. As discussed previously, included in the income tax provision in 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad incurred a pre-tax loss during 2001, but an income tax provision was recorded due to the items referenced above. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $155.6 million in the six months ended June 30, 2002 compared to $114.2 million in the six months ended June 30, 2001. The increase was due to the acquisition of Quorum and improved same facility operations in 2002 compared to 2001. This was offset by an increase in accounts receivable in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Cash used in investing activities was $123.6 million in the six months ended June 30, 2002 compared to $1,350.7 million in the six months ended June 30, 2001. This was due to $1,339.3 million, net of cash acquired, paid for the acquisitions of Quorum and SouthCrest Hospital in 2001 and an $11.0 million increase in distributions received from non-consolidating joint ventures in 2002 compared to 2001. This was partially offset by $52.5 million in proceeds on the sale of one hospital acquired from Quorum and one hospital closed during 2000 in 2001 compared to 2002. In addition, capital expenditures increased to $148.0 million in 2002 compared to $67.6 million in 2001. Triad anticipates expending approximately $200 million (approximately $150 million for expansion) in capital expenditures for the remainder of 2002.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Cash used in financing activities was $30.3 million in the six months ended June 30, 2002 compared to cash provided by financing activities of $1,249.1 million in the six months ending June 30, 2001. This was due primarily to the financing activity in 2001 as part of the Quorum acquisition.

At June 30, 2002 Triad had a $250.0 million line of credit which bears interest at LIBOR plus 2.75%. Triad had $38.2 million of letters of credit outstanding at June 30, 2002, which reduce the amount available under the revolving credit line. No amounts were outstanding under the revolving credit line at June 30, 2002. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Tranche A term loan is subject to reduction depending upon the total leverage of Triad.

Triad has entered into interest rate swap agreements which are designated as cash flow hedges. In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.98% at June 30, 2002. Subsequent to June 30, 2002, the LIBOR rate was reset at 1.86%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.89% at June 30, 2002. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contracts.

Triad has entered into an agreement whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by a financial institution. Triad would be obligated to repay the financial institution if a patient fails to repay their loan. Triad would then pursue collections from the patient. At June 30, 2002, the amounts subject to the guarantees were $9.9 million. Triad has $2.2 million reserved at June 30, 2002 for the estimated default under the guarantees.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In June 2002, Triad completed an amendment to its bank credit facility which favorably modified restrictions on new indebtedness, use of proceeds from debt and equity transactions, capital expenditures and various other restrictions. Triad currently is in compliance with all debt agreement restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in the Executive Stock Purchase Plan. The loans were recorded in Unearned ESOP compensation and stockholder notes receivable in the condensed consolidated balance sheets.

At June 30, 2002, Triad had working capital of $405.1 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2002.

On February 17, 2002, Triad opened a replacement hospital, that was initiated by Quorum, in Vicksburg, Mississippi. The total project cost of this facility was approximately $104 million.

Triad is in the process of constructing a new hospital in Las Cruces, New Mexico. The projected cost of this facility is approximately $67 million and is expected to be completed in the third quarter of 2002. As of June 30, 2002, approximately $46 million had been spent on this project.

Triad has commenced development of a replacement hospital in Bentonville, Arkansas. The project is expected to be completed in the third quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of June 30, 2002, approximately $10 million of expenditures have been spent on this project.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Triad has entered into a development agreement to construct a new hospital in Mesquite, Nevada. The project is expected to commence in the third quarter of 2002 and be completed in the fourth quarter of 2003. The anticipated cost of this project is approximately $18 million.

Triad anticipates that it will begin development of a new hospital in Tucson, Arizona beginning in 2003. The anticipated cost of the project is approximately $85 million and completion is expected in mid-2004.

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

Triad has various other hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $150 million related to these projects.

Triad expects that the above referenced projects will be funded with either operating cash flows or existing credit facilities.

Subsequent to June 30, 2002, Triad completed the acquisition of all of the assets comprising and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million.

Subsequent to June 30, 2002, Triad announced that it has been selected as the exclusive party with which negotiations will be conducted for Triad to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility. Triad anticipates that the definitive agreement should be completed in the fourth quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

Triad adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 “Business Combinations” and Statement of Financial Accounting Standards No. 28 “Accounting for Preacquisition Contingencies of Purchased Enterprises” and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supersedes Accounting Principles Board Opinion No. 17 “Intangible Assets” which changes the accounting for goodwill. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $6.2 million and $8.0 million for the three and six months ended June 30, 2001. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill will be reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. Triad has determined that the change in impairment testing did not have an impact on Triad’s results of operations or financial position.

Triad adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), on January 1, 2002. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the financial position of Triad if a component of Triad’s business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

In April 2002, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad has not determined the impact on the results of operations or financial position from the adoption of SFAS 145 but Triad does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. Both matters remain under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad reached an agreement to settle this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys’ fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

At this time Triad cannot predict the final effect or outcome of any of the ongoing investigations or qui tam actions. If Quorum’s hospitals are found to have violated Federal or state laws relating to Medicare, Medicaid or other government programs, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

From time to time Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations, or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Stockholder Class Action Regarding the Securities Exchange Act of 1934

Quorum was a defendant in a lawsuit filed by certain of its stockholders alleging that Quorum violated Federal securities laws by materially inflating its net revenues through inclusion of amounts received from the settlement of

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

cost reports allegedly filed in violation of applicable Medicare regulations. The parties agreed to submit the lawsuit to non-binding mediation. During the second quarter of 2002, the parties agreed to a settlement and made the payment on the settlement in June 2002. Quorum had accrued an estimated liability on this item prior to the merger.

Income Taxes

The IRS is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures in which Quorum owns a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

HCA Litigation and Investigations

HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in 8 actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

In July 1999, Olsten Corporation and its subsidiary, Kimberly Home Health (neither of which is affiliated with HCA), announced that they would pay $61 million to settle allegations that both companies defrauded the Medicare program. Kimberly pled guilty to three separate felony charges (conspiracy, mail fraud and violating the Medicare Anti-Kickback statute) filed by the U.S. Attorneys in the Middle and Southern Districts of Florida and the Northern District of Georgia. While HCA was not specifically named in these guilty pleas, the guilty pleas refer to the involvement of a “Company A” or a “company not named as a defendant.” HCA has disclosed that it believes these references refer to HCA or its subsidiaries.

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

breach of fiduciary duty, and failure to take reasonable steps to ensure that HCA did not engage in illegal practices thereby exposing it to significant damages.

In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

In addition, 14 of Triad’s current and former hospitals received notices in early 2001 from CMS that it was re-opening for examination cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates Triad’s spin-off from HCA. Furthermore, two of Triad’s hospitals formerly owned by Quorum have received such notices. HCA or its predecessors owned these hospitals during the period covered by the notices. HCA is obligated to indemnify Triad for liabilities arising out of cost reports filed during these periods.

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicaid cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the Spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

HCA will not indemnify Triad under the distribution agreement for losses relating to any acts, practices and omissions engaged in by Triad after the Spin-off date, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the Spin-off. HCA also will not indemnify Triad under the distribution agreement for similar qui tam litigation, governmental investigations and other actions to which Quorum was subject, some of which are described above. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

The extent to which Triad may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad’s results of operations or financial position.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

HEALTH CARE REFORM

In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of the Balanced Budget Act as previously discussed). While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively converts a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purpose and to avoid derivatives with leverage features. Both of Triad’s interest rate swaps are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

In January 2002, Triad entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowing to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.98% at June 30, 2002. Subsequent to June 30, 2002, the LIBOR rate was reset at 1.86%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 1.89% at June 30, 2002.

With respect to Triad’s interest-bearing liabilities, approximately $788.0 million of long-term debt at June 30, 2002 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.1 million at June 30, 2002 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,771.4 million at June 30, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $6.9 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Part II:  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders.

Triad’s annual meeting of stockholders was held on May 21, 2002. The following matters were voted upon at the meeting:

	Votes in Favor	Votes Against	Votes Abstained	Broker Non-Voting
1. Election of directors:
(Class III – Term Expires in 2005):
Michael J. Parsons	52,575,146	—	12,656,829	—
Thomas G. Loeffler, Esq.	64,528,095	—	703,880	—
Uwe E. Reinhardt, PhD	64,174,677	—	1,057,298	—

2. Ratification of Ernst & Young LLP as independent auditor	63,161,494	2,032,449	38,030

3. Approval of Outside Directors Stock and Incentive Compensation Plan, as amended	45,812,050	19,336,576	83,348

The names of directors whose term of office as a director continued after the meeting are as follows:

CLASS I—TERM EXPIRING IN 2003
Dale V. Kesler
Barbara A. Durand, R.N., Ed.D.
Donald B. Halverstadt, M.D.
James E. Dalton, Jr.

CLASS II – TERM EXPIRING IN 2004
Nancy-Ann DeParle
Marvin T. Runyon
James D. Shelton
Thomas F. Frist III
Gale E. Sayers

Item 6:  Exhibits and Reports on Form 8-K.

(a)	List of Exhibits:

Exhibit Number	Description

10.1
Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent.

99.1	Certificationof James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certificationof Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

On April 23, 2002, Triad reported that it had issued press releases updating financial guidance and reporting first quarter 2002 earnings results.

On May 1, 2002 Triad reported that it had issued a press release announcing that certain members of its senior management team sold company stock and intended to enter into written plans pursuant to Rule 10b-5(1).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: August 12, 2002	By:	/s/ BURKE W. WHITMAN
Burke W. Whitman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX	TO EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent.

99.1	Certificationof James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.