Form 10-Q
period 2002-09-30
TRIAD HOSPITALS INC
filed 2002-11-14
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-29816

Triad Hospitals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2816101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 Tennyson Parkway Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

(214) 473-7000
(Registrant’s telephone number, including area code)

13455 Noel Road, Suite 2000
Dallas, Texas 75240
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of October 31, 2002, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 74,710,430.

Part I:    Financial Information
Item 1:    Financial Statements

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the periods ended September 30, 2002 and 2001
Unaudited
(Dollars in millions, except per share amounts)

	For the three months ended		For the nine months ended
	2002	2001	2002	2001
Revenues	$894.0	$829.5	$2,622.1	$1,838.5

Salaries and benefits	380.2	353.7	1,097.3	775.7
Reimbursable expenses	13.8	15.7	45.6	26.3
Supplies	139.9	127.3	410.5	285.3
Other operating expenses	165.8	155.1	480.8	348.2
Provision for doubtful accounts	67.7	66.3	197.2	171.7
Depreciation	43.0	44.8	121.4	102.6
Amortization	1.3	10.5	4.6	19.8
Interest expense	34.5	39.9	102.6	89.8
Interest income	(0.5)	(0.4)	(1.3)	(1.1)
Litigation settlements	(5.9)	—	(10.4)	—
ESOP expense	3.0	2.5	8.3	6.9
Gain on sale of assets	(0.6)	(0.7)	(2.5)	(1.1)

Total operating expenses	842.2	814.7	2,454.1	1,824.1

Income from operations before minority interests, equity in earnings and income tax provision	51.8	14.8	168.0	14.4
Minority interests in earnings of consolidated entities	(3.9)	(2.5)	(11.0)	(6.5)
Equity in earnings of affiliates	6.9	4.7	18.6	8.1

Income from operations before income tax provision	54.8	17.0	175.6	16.0
Income tax provision	(22.2)	(10.5)	(69.8)	(20.6)

Income (loss) from operations	32.6	6.5	105.8	(4.6)
Extraordinary loss on retirement of debt, net of income tax benefit of $1.5 million	—	—	—	(2.4)

Net income (loss)	$32.6	$6.5	$105.8	$(7.0)

Income (loss) per common share:
Basic
Operations	$0.45	$0.09	$1.48	$(0.09)
Extraordinary loss on retirement of debt	—	—	—	(0.04)

Net	$0.45	$0.09	$1.48	$(0.13)

Diluted
Operations	$0.43	$0.09	$1.41	$(0.09)
Extraordinary loss on retirement of debt	—	—	—	(0.04)

Net	$0.43	$0.09	$1.41	$(0.13)

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in millions)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$51.9	$16.3
Restricted cash	—	5.7
Accounts receivable, less allowances for doubtful accounts of $181.0 at September 30, 2002 and $192.4 at December 31, 2001	483.2	446.6
Inventories	91.0	82.2
Deferred income taxes	98.8	103.1
Prepaid expenses	43.9	23.2
Other	76.6	70.2

	845.4	747.3
Property and equipment, at cost:
Land	165.5	126.4
Buildings and improvements	1,328.9	1,173.4
Equipment	1,106.1	998.1
Construction in progress	75.9	175.8

	2,676.4	2,473.7
Accumulated depreciation	(753.3)	(656.7)

	1,923.1	1,817.0
Goodwill	1,224.7	1,215.2
Intangible assets, net of accumulated amortization of $10.9 at September 30, 2002 and $7.1 at December 31, 2001	73.3	80.6
Investment in and advances to affiliates	186.5	189.4
Other	101.3	115.8

Total assets	$4,354.3	$4,165.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116.5	$122.4
Accrued salaries	94.6	80.0
Current portion of long-term debt	67.8	30.9
Other current liabilities	150.9	133.0

	429.8	366.3
Long-term debt	1,640.2	1,742.9
Other liabilities	91.4	68.4
Deferred taxes	164.5	132.1
Minority interests in equity of consolidated entities	121.9	124.1
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 74,537,499 and 72,202,736 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	0.7	0.7
Additional paid-in capital	1,872.1	1,810.2
Accumulated other comprehensive loss	(4.0)	—
Unearned ESOP compensation and stockholder notes receivable	(21.6)	(32.9)
Accumulated earnings (deficit)	59.3	(46.5)

Total stockholders’ equity	1,906.5	1,731.5

Total liabilities and stockholders’ equity	$4,354.3	$4,165.3

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the periods ended September 30, 2002 and 2001
Unaudited
(Dollars in millions)

	For the nine months ended
	2002	2001
Cash flows from operating activities
Net income (loss)	$105.8	$(7.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	197.2	171.7
Depreciation and amortization	126.0	122.4
ESOP expense	8.3	6.9
Minority interests	11.0	6.5
Equity in earnings of affiliates	(18.6)	(8.1)
Gain on sale of assets	(2.5)	(1.1)
Deferred income taxes	69.8	20.6
Non-cash interest expense	5.8	5.4
Non-cash stock option expense	0.3	5.5
Extraordinary loss, net of tax benefit	—	2.4
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(232.8)	(136.8)
Inventories and other assets	(23.1)	2.0
Accounts payable and other current liabilities	18.0	48.7
Other	5.3	2.3

Net cash provided by operating activities	270.5	241.4
Cash flows from investing activities
Purchases of property and equipment	(225.0)	(114.2)
Distributions and advances from affiliates	21.6	9.0
Proceeds received on sale of assets	4.7	72.0
Acquisitions, net of cash acquired	(10.1)	(1,379.9)
Restricted cash	5.7	(5.7)
Other	0.5	3.7

Net cash used in investing activities	(202.6)	(1,415.1)
Cash flows from financing activities
Payments of long-term debt	(65.9)	(470.8)
Proceeds from long-term debt	—	1,690.0
Payment of debt issue costs	—	(47.4)
Proceeds from issuance of common stock	34.9	22.6
Proceeds from executive stock purchase plan loans	10.1	—
Distributions to minority partners	(11.4)	(6.4)

Net cash provided by (used in) financing activities	(32.3)	1,188.0

Change in cash and cash equivalents	35.6	14.3
Cash and cash equivalents at beginning of period	16.3	6.7

Cash and cash equivalents at end of period	$51.9	$21.0

Interest payments	$78.0	$52.6
Income tax payments	$11.1	$0.5

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

NOTE 2—ACQUISITIONS

On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad’s board of directors until at least the 2003 annual meeting of shareholders. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001. The purchase price of $2,434.3 million was allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives and completed the allocation on April 27, 2002. Triad has also reviewed and determined the fair value of other assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Working capital	$242.8
Property and equipment	941.8
Other assets	301.7
Net investment in held-for-sale assets	65.8
Long-term debt	(10.2)
Other non-current liabilities	(84.0)
Minority interests	(73.1)
Goodwill	1,049.5

$2,434.3

On July 1, 2002, Triad completed the acquisition of all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million in cash.

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

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (continued)

The goodwill allocated to Triad’s reportable segments at September 30, 2002 and December 31, 2001 is as follows (in millions):

	September 30, 2002	December 31, 2001
Owned operations	$1,143.7	$1,134.4
Management services	61.1	60.9
Corporate and other	19.9	19.9

Total	$1,224.7	$1,215.2

The change in the carrying amount of goodwill subsequent to December 31, 2001 was due primarily to the completion of the Quorum purchase price allocation (see NOTE 2).

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $1.3 million and $4.6 million for the three and nine months ended September 30, 2002, respectively. Amortization expense relating to these intangible assets will be approximately $1.5 million for the remainder of 2002 and $5.8 million per year for the next five years.

As required by SFAS 142, the results of operations for the three and nine months ended September 30, 2001 have not been restated for the change in goodwill amortization. The following table discloses the effect on net income and earnings per share of excluding goodwill amortization which was recognized in the three and nine months ended September 30, 2001 (dollars in millions, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Income (loss) from operations, as reported	$32.6	$6.5	$105.8	$(4.6)
Add back goodwill amortization, net of income tax	—	9.0	—	17.0

Adjusted income from operations	32.6	15.5	105.8	12.4
Extraordinary loss on retirement of debt	—	—	—	(2.4)

Adjusted net income	$32.6	$15.5	$105.8	$10.0

Income (loss) per share
Basic
Income (loss) from operations, as reported	$0.45	$0.09	$1.48	$(0.09)
Goodwill amortization, net of income tax	—	0.13	—	0.32

Adjusted income from operations	0.45	0.22	1.48	0.23
Extraordinary loss on retirement of debt	—	—	—	(0.04)

Adjusted net income	$0.45	$0.22	$1.48	$0.19

Diluted
Income (loss) from operations, as reported	$0.43	$0.09	$1.41	$(0.09)
Goodwill amortization, net of income tax	—	0.12	—	0.30

Adjusted income from operations	0.43	0.21	$1.41	$0.21
Extraordinary loss on retirement of debt	—	—	—	(0.04)

Adjusted net income	$0.43	$0.21	$1.41	$0.17

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

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$756.4	$140.8	$(3.2)	$894.0

Salaries and benefits	—	309.1	71.1	—	380.2
Reimbursable expenses	—	13.8	—	—	13.8
Supplies	—	119.8	20.1	—	139.9
Other operating expenses	0.5	138.3	27.0	—	165.8
Provision for doubtful accounts	—	58.9	8.8	—	67.7
Depreciation	—	35.7	7.3	—	43.0
Amortization	—	1.3	—	—	1.3
Interest expense allocated	—	—	2.7	(2.7)	—
Interest expense, net	33.5	0.5	—	—	34.0
Litigation settlement	—	—	(5.9)	—	(5.9)
ESOP expense	3.0	—	—	—	3.0
Management fees	—	—	0.5	(0.5)	—
Gain on sale of assets	—	(0.5)	(0.1)	—	(0.6)

Total operating expenses	37.0	676.9	131.5	(3.2)	842.2

Income (loss) before minority interests, equity in earnings and income tax provision	(37.0)	79.5	9.3	—	51.8
Minority interests	—	(0.4)	(3.5)	—	(3.9)
Equity in earnings of affiliates	91.8	12.7	—	(97.6)	6.9

Income before income tax provision	54.8	91.8	5.8	(97.6)	54.8
Income tax provision	(22.2)	—	—	—	(22.2)

Net income	$32.6	$91.8	$5.8	$(97.6)	$32.6

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the three months ended September 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$686.5	$145.8	$(2.8)	$829.5

Salaries and benefits	—	282.5	71.2	—	353.7
Reimbursable expenses	—	15.7	—	—	15.7
Supplies	—	107.0	20.3	—	127.3
Other operating expenses	—	128.4	26.7	—	155.1
Provision for doubtful accounts	—	56.2	10.1	—	66.3
Depreciation	—	38.2	6.6	—	44.8
Amortization	—	8.8	1.7	—	10.5
Interest expense allocated	—	—	2.0	(2.0)	—
Interest expense, net	36.3	3.2	—	—	39.5
ESOP expense	2.5	—	—	—	2.5
Management fees	—	—	0.8	(0.8)	—
Gain on sale of assets	—	(0.7)	—	—	(0.7)

Total operating expenses	38.8	639.3	139.4	(2.8)	814.7

Income (loss) before minority interests, equity in earnings and income tax provision	(38.8)	47.2	6.4	—	14.8
Minority interests	—	(3.6)	1.1	—	(2.5)
Equity in earnings of affiliates	55.8	12.2	—	(63.3)	4.7

Income before income tax provision	17.0	55.8	7.5	(63.3)	17.0
Income tax provision	(10.5)	—	—	—	(10.5)

Net income	$6.5	$55.8	$7.5	$(63.3)	$6.5

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,200.3	$434.7	$(12.9)	$2,622.1

Salaries and benefits	0.2	882.3	214.8	—	1,097.3
Reimbursable expenses	—	45.6	—	—	45.6
Supplies	—	348.4	62.1	—	410.5
Other operating expenses	2.2	398.5	80.1	—	480.8
Provision for doubtful accounts	—	168.1	29.1	—	197.2
Depreciation	—	102.2	19.2	—	121.4
Amortization	—	4.2	0.4	—	4.6
Interest expense allocated	—	—	7.3	(7.3)	—
Interest expense, net	99.3	2.0	—	—	101.3
Litigation settlements	(4.5)	—	(5.9)	—	(10.4)
ESOP expense	8.3	—	—	—	8.3
Management fees	—	—	5.6	(5.6)	—
Gain on sale of assets	—	(2.3)	(0.2)	—	(2.5)

Total operating expenses	105.5	1,949.0	412.5	(12.9)	2,454.1

Income (loss) before minority interests, equity in earnings and income tax provision	(105.5)	251.3	22.2	—	168.0
Minority interests	—	(8.5)	(2.5)	—	(11.0)
Equity in earnings of affiliates	281.1	38.3	—	(300.8)	18.6

Income before income tax provision	175.6	281.1	19.7	(300.8)	175.6
Income tax provision	(69.8)	—	—	—	(69.8)

Net income	$105.8	$281.1	$19.7	$(300.8)	$105.8

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,593.3	$249.9	$(4.7)	$1,838.5

Salaries and benefits	5.6	652.5	117.6	—	775.7
Reimbursable expenses	—	26.3	—	—	26.3
Supplies	—	247.9	37.4	—	285.3
Other operating expenses	—	303.2	45.0	—	348.2
Provision for doubtful accounts	—	155.6	16.1	—	171.7
Depreciation	—	91.2	11.4	—	102.6
Amortization	—	17.6	2.2	—	19.8
Interest expense allocated	—	—	3.3	(3.3)	—
Interest expense, net	88.2	0.5	—	—	88.7
ESOP expense	6.9	—	—	—	6.9
Management fees	—	—	1.4	(1.4)	—
Gain on sale of assets	—	(1.1)	—	—	(1.1)

Total operating expenses	100.7	1,493.7	234.4	(4.7)	1,824.1

Income (loss) from continuing operations before minority interests, equity in earnings and income tax provision	(100.7)	99.6	15.5	—	14.4
Minority interests	—	(8.3)	1.8	—	(6.5)
Equity in earnings of affiliates	116.7	25.4	—	(134.0)	8.1

Income from continuing operations before income tax provision	16.0	116.7	17.3	(134.0)	16.0
Income tax provision	(20.6)	—	—	—	(20.6)

Income (loss) from continuing operations	(4.6)	116.7	17.3	(134.0)	(4.6)
Extraordinary loss on retirement of debt, net of tax	(2.4)	—	—	—	(2.4)

Net income (loss)	$(7.0)	$116.7	$17.3	$(134.0)	$(7.0)

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets
September 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consoidated
Assets
Current assets
Cash and cash equivalents	$—	$37.6	$14.3	$—	$51.9
Accounts receivable, net	—	410.5	72.7	—	483.2
Other current assets	111.6	184.9	21.1	(7.3)	310.3

	111.6	633.0	108.1	(7.3)	845.4

Net property and equipment, at cost	—	1,604.1	319.0	—	1,923.1

Goodwill	—	1,176.4	48.3	—	1,224.7
Intangible assets	—	73.3	—	—	73.3
Investments in subsidiaries	1,623.4	450.6	—	(1,887.5)	186.5
Due from affiliates	2,018.0	—	—	(2,018.0)	—
Other assets	58.6	65.4	4.3	(27.0)	101.3

Total assets	$3,811.6	$4,002.8	$479.7	$(3,939.8)	$4,354.3

Liabilities and Equity
Current liabilities	$104.0	$279.7	$46.9	$(0.8)	$429.8
Due to affiliates	—	1,908.5	109.5	(2,018.0)	—
Long-term debt	1,636.6	30.5	6.6	(33.5)	1,640.2
Deferred taxes and other liabilities	164.5	91.4	—	—	255.9
Minority interests in equity of consolidated entities	—	69.3	52.6	—	121.9
Equity	1,906.5	1,623.4	264.1	(1,887.5)	1,906.5

Total liabilities and equity	$3,811.6	$4,002.8	$479.7	$(3,939.8)	$4,354.3

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2002
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(87.0)	$303.4	$54.1	$—	$270.5
Cash flows from investing activities
Purchases of property and equipment	—	(186.0)	(39.0)	—	(225.0)
Investment in and advances to affiliates	165.4	(106.9)	(36.9)	—	21.6
Proceeds received on sale of assets	—	4.6	0.1	—	4.7
Acquisitions, net of cash acquired	—	(10.1)	—	—	(10.1)
Restricted cash	5.7	—	—	—	5.7
Other	—	0.5	—	—	0.5

Net cash provided by (used in) investing activities	171.1	(297.9)	(75.8)	—	(202.6)
Cash flows from financing activities
Payments of long-term debt	(57.3)	(1.6)	(7.0)	—	(65.9)
Proceeds from issuance of common stock	34.9	—	—	—	34.9
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(10.5)	(0.9)	—	(11.4)
Net long-term borrowings to (from) affiliate	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliates	(37.9)	2.5	35.4	—	—

Net cash provided by (used in) financing activities	(84.1)	17.4	34.4	—	(32.3)

Change in cash and cash equivalents	—	22.9	12.7	—	35.6
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$37.6	$14.3	$—	$51.9

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2001
Unaudited
(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non– Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42.1)	$264.5	$19.0	$—	$241.4
Cash flows from investing activities
Purchases of property and equipment	—	(82.5)	(31.7)	—	(114.2)
Investment in and advances to affiliates	59.1	(47.8)	(2.3)	—	9.0
Proceeds received on sale of assets	—	72.0	—	—	72.0
Acquisitions, net of cash acquired	(1,336.0)	(43.9)	—	—	(1,379.9)
Restricted cash	(5.7)	—	—	—	(5.7)
Other	—	3.7	—	—	3.7

Net cash used in investing activities	(1,282.6)	(98.5)	(34.0)	—	(1,415.1)
Cash flows from financing activities
Payments of long-term debt	(468.4)	(2.4)	—	—	(470.8)
Proceeds from issuance of long-term debt	1,690.0	—	—	—	1,690.0
Payment of debt issue costs	(47.4)	—	—	—	(47.4)
Proceeds from issuance of common stock	22.6	—	—	—	22.6
Distributions to minority partners	—	(6.1)	(0.3)	—	(6.4)
Net change in due to (from) affiliates	127.9	(142.9)	15.0	—	—

Net cash provided by (used in) financing activities	1,324.7	(151.4)	14.7	—	1,188.0

Change in cash and cash equivalents	—	14.6	(0.3)	—	14.3
Cash and cash equivalents at beginning of period	—	6.4	0.3	—	6.7

Cash and cash equivalents at end of period	$—	$21.0	$—	$—	$21.0

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.86% at September 30, 2002. Subsequent to September 30, 2002, the LIBOR rate was reset at 1.76%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.82% at September 30, 2002.

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

At September 30, 2002, the fair value of the interest rate swaps was a liability of $6.5 million. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive loss (see NOTE 12).

NOTE 6—GUARANTEES

Triad has entered into an agreement whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by financial institutions. Triad would be obligated to repay the financial institutions if a patient were to fail to repay their loan. Triad would then pursue collections from the patient. At September 30, 2002, the amounts subject to the guarantees were $12.0 million. Triad had $2.6 million reserved at September 30, 2002 for estimated loan defaults that would be covered under the guarantees.

NOTE 7—STOCK BENEFIT PLANS

During the nine months ended September 30, 2002, 2,137,915 stock options were exercised for proceeds of $30.3 million. Additionally during the nine months ended September 30, 2002, 196,848 shares of common stock, net of cancellations, were issued through the Management Stock Purchase Plan and Employee Stock Purchase Plan. Triad received proceeds of $4.6 million on these issuances.

Triad has granted 2,800,500, 82,500 and 54,250 stock options during the three months ended March 31, June 30 and September 30, 2002, respectively, under the 1999 Long-Term Incentive Plan with exercise prices equal to the market prices at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

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

Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in the Executive Stock Purchase Plan during the second quarter of 2002. No amounts remain outstanding on the loans. The loans were recorded in Unearned ESOP compensation and stockholder notes receivable in the condensed consolidated balance sheets.

NOTE 8—INCOME (LOSS) PER SHARE

Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three and nine months ended September 30, 2002, options outstanding of 150,000 were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Stock options outstanding of 8,952,822 as of September 30, 2001 were not included for diluted loss per share calculations in the nine months ended September 30, 2001 since the

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 8—INCOME (LOSS) PER SHARE (continued)

impact was antidilutive. Weighted average shares for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended		For the nine months ended
	2002	2001	2002	2001
Weighted average shares exclusive of unreleased ESOP shares	72,243,479	69,218,457	71,193,256	53,410,162
Weighted average of ESOP shares committed to be released	187,500	187,500	112,500	112,500

Basic weighted average shares outstanding	72,430,979	69,405,957	71,305,756	53,522,662
Effect of dilutive securities – employee stock options	3,705,257	3,598,490	3,587,821	—

Diluted weighted average shares outstanding	76,136,236	73,004,447	74,893,577	53,522,662

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

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues	$186.6	$169.1	$542.0	$499.1

Net income	$18.7	$13.7	$55.3	$48.1

NOTE 10—LITIGATION SETTLEMENTS

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002.

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

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

TRIAD HOSPITALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Owned operations	$854.0	$788.0	$2,498.2	$1,763.4
Management services	34.7	36.0	107.2	60.9
Corporate and other	5.3	5.5	16.7	14.2

	$894.0	$829.5	$2,622.1	$1,838.5

EBITDA (a):
Owned operations	$134.5	$119.3	$419.1	$254.4
Management services	5.3	6.1	18.0	11.5
Corporate and other	(6.3)	(9.3)	(27.8)	(26.5)

	$133.5	$116.1	$409.3	$239.4

EBITDA for owned operations includes equity in earnings of affiliates of $6.9 million and $4.7 million in the three months ended September 30, 2002 and 2001, respectively, and $18.6 million and $8.1 million for the nine months ended September 30, 2002 and 2001, respectively.

A reconciliation of EBITDA to income from operations before income tax provision follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Total EBITDA for reportable segments	$133.5	$116.1	$409.3	$239.4
Depreciation	43.0	44.8	121.4	102.6
Amortization	1.3	10.5	4.6	19.8
Interest expense	34.5	39.9	102.6	89.8
Interest income	(0.5)	(0.4)	(1.3)	(1.1)
Litigation settlements	(5.9)	—	(10.4)	—
ESOP expense	3.0	2.5	8.3	6.9
Gain on sale of assets	(0.6)	(0.7)	(2.5)	(1.1)
Minority interests in earnings of consolidated entities	3.9	2.5	11.0	6.5

Income from operations before income tax provision	$54.8	$17.0	$175.6	$16.0

(a)    EBITDA is defined as income from operations before depreciation, amortization, interest expense, interest income, litigation settlements, ESOP expense, gain on sale of assets, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended September 30, 2002	For the nine months ended September 30, 2002
Net income	$32.6	$105.8
Other comprehensive loss, net of income tax:
Net change in fair value of interest rate swaps	(3.0)	(4.0)

Comprehensive income	$29.6	$101.8

Accumulated other comprehensive loss, net of income tax, at September 30, 2002 is comprised of $4.0 million relating to the fair value of interest rate swaps.

NOTE 13—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. One such matter remains under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad has settled this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys’ fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam action. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in eight actions. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad has not determined the impact on the results of operations or financial position from the adoption of SFAS 145, but Triad does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

On April 27, 2001, Triad completed the merger of Quorum with and into Triad with Triad being the surviving corporation. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001. Two hospitals acquired in the merger with Quorum were designated as held for sale prior to the completion of the merger. The purchase price allocation of these assets was equal to the sales prices of the hospitals plus the anticipated cash flows for their estimated holding period and the estimated interest expense on the incremental debt incurred for the purchase of the hospitals. The results of operations of these entities were not included in Triad’s results of operations in the three months ended June 30, 2001. Subsequent to June 30, 2001, Triad decided not to sell one of the hospitals designated as held for sale. The cumulative effect of this hospital’s results of operations from May 1, 2001 through September 30, 2001 was included in Triad’s results of operations in the three months ended September 30, 2001. The cumulative effect was not significant to pre-tax income from operations.

The above described events significantly affect the comparability of the results of operations for the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001.

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

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the health care business,
•	the efforts of insurers, employers and others to contain health care costs,
•	possible changes in the Medicare and Medicaid programs that may further limit reimbursements to health care providers and insurers,
•	changes in Federal, state or local regulations affecting the health care industry,
•	the possible enactment of Federal or state health care reform,
•	the ability to attract and retain qualified management and personnel, including physicians and nurses,
•	the departure of key executive officers from Triad,
•	claims and legal actions relating to professional liabilities and other matters,
•	fluctuations in the market value of Triad’s common stock,
•	changes in accounting practices,
•	changes in general economic conditions,
•	future acquisitions or divestitures which may result in additional charges,
•	the ability to enter into managed care provider arrangements on acceptable terms,
•	the availability and terms of capital to fund the expansion of Triad’s business,
•	changes in business strategy or development plans,
•	the ability to obtain adequate levels of general and professional liability insurance,
•	potential adverse impact of known and unknown government investigations,
•	timeliness of reimbursement payments received under government programs, and
•	other risk factors.

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue/Volume Trends

As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. The facilities acquired in the merger increased revenues by $717.4 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs, other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than pay standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under the Federal Balanced Budget Act of 1997 (the “Balanced Budget Act”), Triad’s reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from the Balanced Budget Act have been mitigated by the Balanced Budget Refinement Act of 1999 and have been further mitigated by the Benefits Improvement Protection Act of 2000 (“BIPA”). Triad received approximately $4.0 million and $12.0 million, respectively, in additional reimbursement from BIPA during the three and nine months ended September 30, 2002, respectively, compared to approximately $6.0 million and $11.0 million during the three and nine months ended September 30, 2001, respectively. With an increasing proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted. Triad anticipates that these shifts in volumes will continue. Patient revenues related to Medicare and Medicaid patients were 36.2% and 37.6% of total patient revenues for the three months ended September 30, 2002 and 2001, respectively, and 37.7% and 37.8% of total patient revenues for the nine months ended September 30, 2002 and 2001, respectively. Patient revenues related to managed care plan patients were 39.8% and 35.9% of total patient revenues for the three months ended September 30, 2002 and 2001, respectively, and 38.8% and 35.9% of total patient revenues for the nine months ended September 30, 2002 and 2001, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues.

Management of Triad continues its focus on rationalizing its portfolio of facilities. On July 1, 2002, Triad acquired all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas. Revenues for this facility were not significant in the three and nine months ended September 30, 2002. Triad sold one hospital during the fourth quarter of 2001. Revenues for this facility were $16.9 million and $52.9 million for the three and nine months ended September 30, 2001, respectively.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. While Triad believes this trend to outpatient care will continue, outpatient revenue percentages have decreased although volumes, excluding the facility sold, have increased. Outpatient revenues were 45% and 47% of patient revenues for the three months ended September 30, 2002 and 2001, respectively, and 45% and 46% of patient revenues for the nine months ending September 30, 2002 and 2001, respectively.

Reductions in the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the trend toward declining rate of increase in reimbursements and payments continues, results of operations and cash flows will deteriorate.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians.

In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports. Triad has recorded a receivable from HCA relating to the indemnification of $23.7 million as of September 30, 2002.

Other Trends

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures in increasing insurance costs. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently maintains reserves for its estimated retention liabilities. Triad’s insurance costs increased approximately 30% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. If the trend of increasing costs continues, Triad’s results of operations and cash flows would be affected.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Results Summary

The following is a summary of operating results for the three and nine months ended September 30, 2002 and 2001 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the nine months ended
	2002		2001		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$894.0	100.0	$829.5	100.0	$2,622.1	100.0	$1,838.5	100.0

Salaries and benefits	380.2	42.5	353.7	42.6	1,097.3	41.9	775.7	42.2
Reimbursable expenses	13.8	1.5	15.7	1.9	45.6	1.7	26.3	1.4
Supplies	139.9	15.7	127.3	15.3	410.5	15.7	285.3	15.5
Other operating expenses	165.8	18.6	155.1	18.7	480.8	18.3	348.2	18.9
Provision for doubtful accounts	67.7	7.6	66.3	8.0	197.2	7.5	171.7	9.3
Depreciation and amortization	44.3	4.9	55.3	6.7	126.0	4.8	122.4	6.7
Interest expense, net	34.0	3.8	39.5	4.8	101.3	3.9	88.7	4.8
Litigation settlements	(5.9)	(0.6)	—	—	(10.4)	(0.4)	—	—
ESOP expense	3.0	0.3	2.5	0.3	8.3	0.3	6.9	0.4
Gain on sale of assets	(0.6)	(0.1)	(0.7)	(0.1)	(2.5)	(0.1)	(1.1)	(0.1)

	842.2	94.2	814.7	98.2	2,454.1	93.6	1,824.1	99.2

Income from operations before minority interests, equity in earnings and income tax provision	51.8	5.8	14.8	1.8	168.0	6.4	14.4	0.8
Minority interests in earnings of consolidated entities	(3.9)	(0.4)	(2.5)	(0.3)	(11.0)	(0.4)	(6.5)	(0.4)
Equity in earnings of affiliates	6.9	0.8	4.7	0.6	18.6	0.7	8.1	0.4

Income from operations before income tax provision	54.8	6.2	17.0	2.1	175.6	6.7	16.0	0.8
Income tax provision	(22.2)	(2.5)	(10.5)	(1.3)	(69.8)	(2.7)	(20.6)	(1.1)

Income (loss) from operations	$32.6	3.7	$6.5	0.8	$105.8	4.0	$(4.6)	(0.3)

Income (loss) from operations per common share
Basic	$0.45		$0.09		$1.48		$(0.09)
Diluted	$0.43		$0.09		$1.41		$(0.09)
EBITDA (a)	$133.5		$116.1		$409.3		$239.4
Number of hospitals at end of period (b)
Owned	45		44		45		44
Joint ventures	1		1		1		1
Leased to others	2		2		2		2

Total	48		47		48		47
Licensed beds at end of period (c)	7,816		7,700		7,816		7,700
Available beds at end of period (d)	7,100		6,918		7,100		6,918
Admissions (e)
Owned and managed	70,288		70,312		212,975		166,074
Joint ventures	1,418		1,448		4,423		4,382

Total	71,706		71,760		217,398		170,456
Adjusted admissions (f)	121,539		120,066		363,638		280,493
Outpatient visits excluding outpatient surgeries	841,614		838,660		2,510,749		1,868,162
Surgeries	97,909		97,835		288,745		238,969
Average length of stay (g)	4.8		4.9		4.9		4.7
Outpatient revenue percentage	45%		47%		45%		46%
Inpatient revenue per admission	$6,472		$5,809		$6,270		$5,624
Outpatient revenue per outpatient visit	$451		$432		$440		$422
Patient revenue per adjusted admission	$6,862		$6,419		$6,710		$6,142

Operating statistics do not include any adjustments for facilities acquired or sold.

(a)
EBITDA is defined as income (loss) from operations before depreciation and amortization, interest expense, ESOP expense, gain on sale of assets, litigation settlements, minority interests in earnings of consolidated entities, and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

Three Months Ended September 30, 2002 and 2001

Income from operations increased to $32.6 million in the three months ended September 30, 2002 from $6.5 million in the three months ended September 30, 2001. The increase in income from operations was attributable primarily to a $20.6 million increase in pre-tax income from facility operations. Interest expense decreased $5.5 million due to reductions in debt balances and interest rates of floating rate debt. Income from operations increased $9.0 million due to changes in accounting for goodwill amortization. Triad also had $5.9 million in litigation settlement income in 2002 relating to the reversal of a pre-acquisition liability related to a malpractice case that was settled in the third quarter.

Revenues increased to $894.0 million, or 7.8%, in the three months ended September 30, 2002 from $829.5 million in the three months ended September 30, 2001. Revenues, excluding sold facilities, increased 10.0% in 2002 compared to 2001. This includes $4.9 million in favorable prior year cost report settlements during 2002. For the three months ended September 30, 2002 compared to the three months ended September 30, 2001, excluding sold facilities, admissions increased 3.0%, adjusted admissions increased 4.2%, revenue per adjusted admission increased 6.2%, outpatient visits were relatively constant, outpatient revenue per visit increased 5.6% and surgeries increased 3.7%. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $16.9 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 42.5% in the three months ended September 30, 2002 from 42.6% in the three months ended September 30, 2001. Salaries and benefits, excluding sold facilities, were relatively constant as a percentage of revenue in 2002 compared to 2001. Salaries and benefits in 2002 include $7.3 million in estimate increases in Triad’s health and workers compensation expenses. This was offset by $1.4 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate offices in 2001 and increased productivity. Included in salaries are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $8.2 million in 2001.

Reimbursable expenses as a percentage of revenue decreased to 1.5% in the three months ended September 30, 2002 compared to 1.9% in the three months ended September 30, 2001 due primarily to contract restructuring. Reimbursable expenses relate primarily to salaries and benefits of Quorum Health Resources (“QHR”) employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies as a percentage of revenues increased to 15.7% in the three months ended September 30, 2002 compared to 15.3% in the three months ended September 30, 2001. Supplies, excluding sold facilities, increased as a percentage of revenue to 15.7% in 2002 compared to 15.4% in 2001. This was due primarily to increased acuity levels and increased costs. Supplies for the facility sold were $2.5 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased slightly as a percentage of revenues to 18.6%

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

in the three months ended September 30, 2002 compared to 18.7% in the three months ended September 30, 2001. Other operating expenses, excluding sold facilities, decreased 0.2% as a percentage of revenue in 2002 compared to 2001. This was due primarily to the increase in revenues. This was partially offset by increases in insurance costs, primarily malpractice insurance. Other operating expenses for the facility sold were $2.0 million in 2001

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.6% in the three months ended September 30, 2002 compared to 8.0% in the three months ended September 30, 2001. Provision for doubtful accounts, excluding sold facilities, decreased 0.3% as a percentage of revenue in 2002 compared to 2001. This was due primarily to improved collections. Accounts receivable days outstanding improved 6.6 days in 2002 compared to 2001. Provision for doubtful accounts for the facility sold was $2.1 million in 2001.

Depreciation and amortization decreased as a percentage of revenues to 4.9% in the three months ended September 30, 2002 from 6.7% in the three months ended September 30, 2001, due to changes in accounting for goodwill amortization and increases in revenues.

Interest expense, which was offset by $0.5 million and $0.4 million of interest income in the three months ended September 30, 2002 and 2001, respectively, decreased to $34.0 million in the three months ended September 30, 2002 from $39.5 million in the three months ended September 30, 2001 due to reductions in debt outstanding and to decreases in interest rates on Triad’s variable rate debt.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002. This was recorded in litigation settlement in the condensed consolidated statements of operations in the three months ended September 30, 2002.

Minority interests increased to $3.9 million in the three months ended September 30, 2002 from $2.5 million in the three months ended September 30, 2001, due primarily to increased income at certain non-wholly owned entities.

Equity in earnings of affiliates was $6.9 million in the three months ended September 30, 2002 compared to $4.7 million in the three months ended September 30, 2001. This was primarily due to increased earnings at one joint venture.

Income tax provision was $22.2 million in the three months ended September 30, 2002 compared to $10.5 million in the three months ended September 30, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

Nine Months Ended September 30, 2002 and 2001

Income from operations increased to $105.8 million in the nine months ended September 30, 2002 from a loss from operations of $4.6 million in the nine months ended September 30, 2001. The increase in income from operations was attributable primarily to $26.3 million of pre-tax charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad during 2001 and an $83.6 million increase in pre-tax income in 2002 from 2001 from the facilities acquired, excluding charges discussed previously, in the Quorum acquisition. Pre-tax income from same facility operations increased $47.1 million. During 2001 Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation. Triad also had $10.4 million in income from litigation settlements in 2002 discussed below. Income from operations also increased $15.2 million due to changes in accounting for goodwill amortization. This was partially offset by an increase in interest expense of $12.6 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Corporate overhead increased $9.4 million in 2002 compared to 2001, due primarily to additional staffing and other costs due to the merger.

Revenues increased to $2,622.1 million in the nine months ended September 30, 2002 from $1,838.5 million in the nine months ended September 30, 2001. Same facility revenues increased $119.1 million or 11.5% in 2002

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

compared to 2001. This includes $5.8 million in favorable prior year cost report settlements during 2002 compared to $1.8 million in favorable prior year cost report settlements during 2001. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, same facility admissions increased 2.3%, adjusted admissions increased 3.3%, revenue per adjusted admission increased 7.7%, outpatient visits increased 3.0%, outpatient revenue per visit increased 9.7% and surgeries increased 2.6%. Revenues for facilities acquired increased $717.4 million in 2002 compared to 2001. Revenues for facilities acquired were reduced in 2001 by $8.3 million in charges associated with coordinating Quorum’s accounting policies, procedures and estimation processes with those of Triad’s. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, the acquired facilities’ admissions increased 50,983, adjusted admissions increased 87,899, outpatient visits increased 643,154, and surgeries increased 55,958. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $52.9 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 41.9% in the nine months ended September 30, 2002 from 42.2% in the nine months ended September 30, 2001. Same facility salaries and benefits decreased 0.4% as a percentage of revenue in 2002 compared to 2001. This was due primarily to $5.5 million in non-cash stock option expense in 2001 described above. This was partially offset by $2.4 million in estimate increases in Triad’s health and workers compensation expenses and an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 42.7% in 2002 compared to 43.5% in 2001 due primarily to the revenue reductions in 2001 discussed above and $2.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office in 2001. This was partially offset by $4.9 million in estimate increases in Triad’s health and workers compensation expenses. Included in salaries for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $24.0 million in 2001.

Reimbursable expenses were 1.7% as a percentage of revenue in the nine months ended September 30, 2002 compared to 1.4% for the nine months ended September 30, 2001 due to the Quorum acquisition. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies as a percentage of revenues increased to 15.7% in the nine months ended September 30, 2002 compared to 15.5% in the nine months ended September 30, 2001. Same facility supplies remained relatively constant as a percentage of revenue in 2002 compared to 2001. Supplies for the acquired facilities, as a percentage of revenue, increased to 15.5% in 2002 compared to 15.3% in 2001. Supplies for the acquired facilities increased due primarily to increased acuity levels. This was partially offset by the revenue reductions in 2001 discussed above. Supplies for the facility sold were $5.5 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.3% in the nine months ended September 30, 2002 compared to 18.9% in the nine months ended September 30, 2001. Same facility other operating expenses decreased 1.8% as a percentage of revenue in 2002 compared to 2001. This was due primarily to revenue increases and was partially offset by increases in insurance costs, primarily malpractice insurance. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.9% in 2002 compared to 16.9% in 2001, due primarily to increases in insurance costs, primarily malpractice insurance. This was partially offset by the revenue reduction in 2001 discussed above. Other operating expenses for the facility sold were $8.8 million in 2001.

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.5% in the nine months ended September 30, 2002 compared to 9.3% in the nine months ended September 30, 2001. Same facility provision for doubtful accounts decreased 0.2% as a percentage of revenue in 2002 compared to 2001. This was due, in part, to increased expenses in 2001 relating to emergency room visits, primarily to facilities in Texas, which typically have a higher incidence of uninsured accounts, and improved collections in 2002. This was partially offset by payment delays and account write-offs from system issues at one facility and additional expenses on certain non-patient accounts in 2002. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 6.5% in 2002 compared to 9.5% in 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation process with those of Triad’s. Provision for doubtful accounts for the facility sold was $7.2 million in 2001.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and amortization decreased as a percentage of revenues to 4.8% in the nine months ended September 30, 2002 from 6.7% in the nine months ended September 30, 2001, primarily due to changes in accounting for goodwill amortization and increases in revenues.

Interest expense, which was offset by $1.3 million and $1.1 million of interest income in the nine months ended September 30, 2002 and 2001, respectively, increased to $101.3 million in the nine months ended September 30, 2002 from $88.7 million in the nine months ended September 30, 2001, due to additional debt outstanding, primarily from indebtedness incurred to finance the Quorum acquisition. This was partially offset by decreases in interest rates on Triad’s variable rate debt and reductions in debt outstanding.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002. In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. Both items were recorded in litigation settlements in the condensed consolidated statements of operations in the nine months ended September 30, 2002.

Minority interests increased to $11.0 million in the nine months ended September 30, 2002 from $6.5 million in the nine months ended September 30, 2001 due primarily to the Quorum acquisition.

Equity in earnings of affiliates was $18.6 million in the nine months ended September 30, 2002 compared to $8.1 million in the nine months ended September 30, 2001. This was primarily due to the joint ventures acquired in the Quorum acquisition.

Income tax provision was $69.8 million in the nine months ended September 30, 2002 compared to $20.6 million in the nine months ended September 30, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. As discussed previously, included in the income tax provision in 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $270.5 million in the nine months ended September 30, 2002 compared to $241.4 million in the nine months ended September 30, 2001. The increase was due to the acquisition of Quorum and improved same facility operations in 2002 compared to 2001. This was offset by an increase in accounts receivable and inventories and other assets in 2002 compared to 2001. In addition, the increase in accounts payable and other liabilities was less in 2002 than in 2001, due primarily to timing of payments in 2001.

Cash used in investing activities was $202.6 million in the nine months ended September 30, 2002 compared to $1,415.1 million in the nine months ended September 30, 2001. This was due to $1,379.9 million, net of cash acquired, paid for the acquisitions of Quorum and SouthCrest Hospital in 2001 compared to $10.1 million paid for the acquisition of one hospital in 2002. Distributions received from non-consolidating joint ventures increased $12.6 million in 2002 compared to 2001. This was partially offset by $72.0 million in proceeds on the sale of two hospitals acquired from Quorum and one closed hospital in 2001 compared to $4.7 million in 2002. In addition, capital expenditures increased to $225.0 million in 2002 compared to $114.2 million in 2001. Triad anticipates expending approximately $100 million (approximately $80 million for expansion) in capital expenditures for the remainder of 2002 and approximately $350-$370 million in 2003.

Cash used in financing activities was $32.3 million in the nine months ended September 30, 2002 compared to cash provided by financing activities of $1,188.0 million in the nine months ending September 30, 2001. This was due primarily to the financing activity in 2001 as part of the Quorum acquisition.

Triad filed a shelf registration statement with the Securities and Exchange Commission, which became effective on October 18, 2002. The registration statement provides for the potential issuance of up to $800 million of a variety of securities, including common stock, preferred stock, debt, and warrants. Triad believes that a shelf

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

registration will put it in a position to periodically take advantage of potential strategic or capital markets opportunities. The filing provides that Triad intends to use the net proceeds from the sale of any securities for general corporate purposes, including refinancing of indebtedness, working capital, capital expenditures, acquisitions, and repurchases and redemptions of securities.

At September 30, 2002 Triad had a $250.0 million line of credit which bears interest at LIBOR plus 2.25%. Triad had $39.2 million of letters of credit outstanding at September 30, 2002, which reduce the amount available under the revolving credit line. No amounts were outstanding under the revolving credit line at September 30, 2002. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Tranche A term loan is subject to reduction depending upon the total leverage of Triad.

Triad has entered into interest rate swap agreements which are designated as cash flow hedges. In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.86% at September 30, 2002. Subsequent to September 30, 2002, the LIBOR rate was reset at 1.76%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.82% at September 30, 2002. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contracts.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At September 30, 2002, the amounts subject to the guarantees were $12.0 million. Triad has $2.6 million reserved at September 30, 2002 for the estimated loan defaults that would be covered under the guarantees.

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

Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in the Executive Stock Purchase Plan during the second quarter of 2002. No amounts remain outstanding on the loans. The loans were recorded in Unearned ESOP compensation and stockholder notes receivable in the condensed consolidated balance sheets.

At September 30, 2002, Triad had working capital of $415.6 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2002.

In August 2002, Triad opened a new hospital in Las Cruces, New Mexico. The projected cost of this facility is approximately $67 million. As of September 30, 2002, approximately $61 million had been spent on this project.

On July 1, 2002, Triad completed the acquisition of all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million.

On February 17, 2002, Triad opened a replacement hospital, that was initiated by Quorum, in Vicksburg, Mississippi. The total project cost of this facility was approximately $106 million.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Triad has commenced development of a replacement hospital in Bentonville, Arkansas. The project is expected to be completed in the second quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of September 30, 2002, approximately $22 million had been spent on this project.

Triad has entered into a development agreement to construct a new hospital in Mesquite, Nevada. The project is expected to commence in the first quarter of 2003 and be completed in the second quarter of 2004. The anticipated cost of this project is approximately $20 million.

Triad anticipates that it will begin development of a new hospital in Tucson, Arizona during 2003. The anticipated cost of the project is approximately $85 million and completion is expected in mid-2004.

Triad has been selected as the exclusive party with which negotiations will be conducted for Triad to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $85 million. Triad anticipates that the definitive agreement should be completed in the second quarter of 2003 although the agreement would be contingent on obtaining state regulatory approval.

Triad has been selected as the exclusive party with which negotiations will be conducted for Triad to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $18 million. Triad anticipates that the definitive agreement should be completed in the first quarter of 2003.

Triad has been chosen to be a capital partner in building a replacement acute care hospital in Palmer, Alaska subject to a vote of hospital district members. Triad would be the majority partner with the existing local not-for-profit hospital. The replacement facility would cost approximately $75 million. Triad anticipates that the agreement should be completed in the first quarter of 2003.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $145 million related to these projects.

Triad expects that the above-referenced projects will be funded with either operating cash flow, existing credit facilities or proceeds from the sales of securities using the shelf registration statement.

Subsequent to September 30, 2002, one of Triad’s non-consolidating joint ventures sold one of its hospitals. Triad’s portion of the sales price is approximately $4 million. Triad anticipates that a loss on the sale will be incurred, of which Triad’s portion would be approximately $4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Triad adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 “Business Combinations” and Statement of Financial Accounting Standards No. 28 “Accounting for Preacquisition Contingencies of Purchased Enterprises” and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supercedes Accounting Principles Board Opinion No. 17.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

“Intangible Assets” which changes the accounting for goodwill. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $9.0 million and $17.0 million for the three and nine months ended September 30, 2001. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill will be reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. SFAS 142 requires the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. Triad has determined that the change in impairment testing did not have an impact on Triad’s results of operations or financial position.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad has not determined the impact on the results of operations or financial position from the adoption of SFAS 145, but Triad does not expect the impact to be material.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 146.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. One such matter remains under seal. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues and that matter remains under seal. The government has stated that it intends to investigate certain other allegations. With respect to the complaint involving the owned hospital, Triad has settled this matter through the payment to the government of $427,500 (plus interest to the date of actual payment), and payment of certain attorneys’ fees to the relators under the complaint. Payment was made on January 15, 2002, and the case has been dismissed with prejudice.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam action. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in eight actions. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

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

In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which require compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively converts a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Both of Triad’s interest rate swaps are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

In January 2002, Triad entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.86% at September 30, 2002. Subsequent to September 30, 2002, the LIBOR rate was reset at 1.76%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 1.82% at September 30, 2002.

With respect to Triad’s interest-bearing liabilities, approximately $784.0 million of long-term debt at September 30, 2002 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.0 million at September 30, 2002 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,789.7 million at September 30, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $5.8 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4:    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Triad’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

Part II:    Other Information

Item 6:    Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number	Description

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2002:

On July 29, 2002, Triad reported that it had issued a press release reporting second quarter 2002 earnings results.

On August 12, 2002, Triad reported that each of the Principal Executive Officer and Principal Financial Officer had submitted to the Securities and Exchange Commission (“SEC”) sworn statements pursuant to SEC Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD HOSPITALS, INC.

Date: November 13, 2002	By:	/s/ BURKE W. WHITMAN
Burke W. Whitman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TRIAD HOSPITALS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, James D. Shelton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Triad Hospitals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ JAMES D. SHELTON
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Burke W. Whitman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Triad Hospitals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function)

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BURKE W. WHITMAN
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.