Form 10-K
period 2002-12-31
TRIAD HOSPITALS INC
filed 2003-03-27
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(214) 473-7000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of March 14, 2003, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 74,959,628. As of March 14, 2003 the aggregate market value of the common stock held by non-affiliates was approximately $1,714,127,260. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

At June 30, 2002, the aggregate market value of the common stock held by non-affiliates was approximately $2,975,079,285. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part III hereof.

Part I

Item 1.    Business

General

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides health care services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. Triad’s hospital facilities include 49 general acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes, one hospital under construction and two hospitals that are leased to third parties. Triad is also a minority investor in three joint ventures that own six general acute care hospitals in Georgia and Nevada. Through its wholly owned subsidiary, Quorum Health Resources, LLC (“QHR”), Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States. The terms “we”, “our”, “the Company”, “us”, and “Triad” refer to the business of Triad Hospitals, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, some of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

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

Our Formation

Triad was incorporated under the laws of the State of Delaware in 1999. On May 11, 1999, Triad became an independent, publicly traded company owning and operating the healthcare service business which had comprised the Pacific Group of HCA Inc. (“HCA”). On that date, Triad was spun-off from HCA through the distribution of all outstanding shares of Triad common stock to the stockholders of HCA. Information regarding HCA in this Annual Report is derived from reports and other information filed by HCA with the Securities and Exchange Commission (the “SEC”).

On April 27, 2001, Triad completed its merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad for approximately $2.4 billion in cash, stock and assumption of debt. Each former Quorum shareholder became entitled to receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock. See “NOTE 2 – ACQUISITIONS” in the consolidated financial statements for a more detailed description of the transaction.

The common stock of Triad is listed on the New York Stock Exchange (symbol: TRI). Information about the distribution and certain indemnification and other arrangements entered into by Triad and HCA in connection with the distribution is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements.

Principal Executive Offices

Our principal executive offices are located at 5800 Tennyson Parkway, Plano, Texas 75024, and our phone number is (214) 473-7000. Our corporate Website address is http://www.triadhospitals.com. Information contained on our Website is not part of this Annual Report. Annual reports, quarterly reports, current reports and amendments to those reports filed with the SEC are available free of charge through the Website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Triad’s Markets

Most of Triad’s owned facilities are located in two distinct types of markets primarily in the southern, midwestern and western United States. Three-quarters of Triad’s owned hospitals are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. These hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad’s owned hospitals are located in selected larger urban areas. Triad owns and operates hospitals in 17 states. Approximately half of Triad’s facilities are located in the states of Alabama, Indiana, and Texas.

Through QHR, a separate contract management services and consulting subsidiary, Triad also provides management services to independent hospitals and hospital systems located throughout the United States.

Small City Markets

Triad believes that the small cities of the southern, midwestern and western United States are attractive to health care service providers as a result of favorable demographic, economic and competitive conditions. Thirty-six of the 48 general acute care hospitals that Triad owned as of December 31, 2002 were located in these small city markets. Of these, 19 hospitals were located in communities where they were the sole hospital and 17 hospitals were located in communities where they were one of only two or three hospitals. Triad believes that small city markets can support specialty services which generally produce higher revenues than other health care services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and Triad believes that it is in a good position to negotiate favorable managed care contracts in these markets.

While Triad’s hospitals located in these small cities are more likely to face direct competition than facilities located in smaller rural markets, that competition often is limited to a single competitor in the relevant market. Triad believes that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans.

Selected Larger Urban Markets

Twelve of the 48 general acute care hospitals that Triad owned as of December 31, 2002 are located in selected larger urban markets of the southern, midwestern and western United States.

In addition to the direct competition Triad faces from other health care providers in its markets, there are higher levels of managed care penetration in the larger urban markets (a higher relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs).

Business Strategy

Triad’s primary objective is to provide quality health care services and simultaneously generate strong financial performance using the following strategies:

Operating Strategy

•	Operating Strategy Components
•	Develop strong relationships with the physicians in our communities.

•	Maximize community involvement by empowering local Boards of Trustees.
•	Build strategic relationships with employees, including our nurses.
•	Launch quality initiatives to maximize patient, physician and employee satisfaction.
•	Add new contracts with independent hospitals through our contract management services and consulting subsidiary.

•	Operating Strategy Objectives
•	Grow volumes through the operating strategy and by adding specialty and outpatient services.
•	Improve reimbursement rates by leveraging improved market positions.
•	Increase operating margins through volume growth and collaborative resource management.
•	Increase the margins methodically without being the “low cost” provider.

Development Strategy

•	Invest capital in same-facility expansions, new-facility development and selected acquisitions.
•	Enhance and expand healthcare services and simultaneously generate appropriate financial returns.
•	Focus on small cities and selected larger urban markets compatible with Triad’s operating strategies.
•	Form joint ventures with other providers, including not-for-profit healthcare providers, to build de novo and replacement hospitals.

Operations

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, certain of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds.

Each of Triad’s hospitals is governed by a local Board of Trustees, which is composed entirely of local community leaders and members of the hospital’s medical staff. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at each hospital, monitors such practices, and is responsible for ensuring that these practices conform to established standards. Triad maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

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

	Years ended December 31,
	2002	2001	2000	1999	1998
Number of hospitals at end of period (a)	48	46	28	29	39
Number of licensed beds at end of period (b)	7,827	7,557	3,520	3,722	5,902
Weighted average licensed beds (c)	7,684	6,379	3,633	4,745	5,905
Admissions (d)	282,777	233,888	128,645	145,889	169,590
Adjusted admissions (e)	481,344	396,256	220,590	241,547	276,771
Average length of stay (days) (f)	4.9	4.8	4.4	4.5	4.9
Average daily census (g)	3,770	3,060	1,532	1,818	2,263
Occupancy rate (h)	54%	54%	49%	55%	44%

(a)	Number of hospitals exclude facility under construction. This table does not include any operating statistics for non-consolidating joint ventures and facilities leased to others.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of licensed beds weighted based on periods owned.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in Triad’s hospitals.
(g)	Represents the average number of patients in Triad’s hospital beds each day.
(h)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Triad’s hospitals have historically experienced shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay, primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Triad has responded to the outpatient trend by enhancing its hospitals’ outpatient service capabilities, including:

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

Triad expects the growth in outpatient services to continue in the future. Triad’s facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that Triad believes will experience increased demand.

Sources of Revenue

Triad receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, managed care plans and other private insurers as well as directly from patients. The approximate percentages of patient revenues of Triad’s facilities from such sources during the periods specified below were as follows:

	Years Ended December 31,
	2002	2001	2000
Medicare	32.0%	32.2%	29.6%
Medicaid	5.2	5.5	6.4
Managed care plans	39.3	35.9	31.0
Other sources	23.5	26.4	33.0

Total	100.0%	100.0%	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. All of Triad’s hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital’s customary charges for the services provided. See “Reimbursement.”

To attract additional volume, most of Triad’s hospitals offer various discounts from established charges to certain large group purchasers of health care services, including private insurance companies, employers, and managed care plans. These discount programs limit Triad’s ability to increase charges in response to increasing costs. See “Competition.”

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. For more information on the reimbursement programs on which Triad’s revenues are dependent, see “Reimbursement.”

Hospital Management Services

QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 200 hospitals as of December 31, 2002. QHR provides management services to independent hospitals and hospital systems under management contracts and also provides selected consulting, educational and related services. In addition, a subsidiary of QHR provides turnaround management consulting services to distressed independent hospitals. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Approximately sixty-five percent (65%) of these hospitals have less than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital’s financial management, the economic and population-related factors affecting the hospital’s market, physician relationships and staffing requirements. Then, based on its assessment, QHR develops and recommends a management plan to the hospital’s governing board.

To implement the management plan adopted for each hospital, QHR typically provides the hospital with personnel to serve as the hospital’s chief executive officer and chief financial officer. Although these people are QHR employees, they operate under the direction and control of the hospital’s governing body, and the balance of the hospital staff remain employees of the hospital under the control and supervision of the hospital. QHR’s hospital-based team is supported by its regional and corporate management staff. QHR currently has 18 regional offices located throughout the United States. QHR’s regional office staff is experienced in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area.

QHR’s hospital management contracts generally have a term of three to five years and typically have a renewal rate of approximately 75%. QHR’s management contract fees are based on amounts agreed upon by QHR and the hospital’s governing body, and generally are not related to the hospital’s revenues or other variables. Under QHR’s hospital management contracts, QHR is not responsible for hospital licensure, certificates of need, liability coverage, capital expenditures or other functions which are normally the responsibility of a hospital’s governing body.

QHR offers consulting and related educational and management services to hospitals that are not part of its contract management program. QHR’s consulting services are directed at many of the operational needs of hospitals, including accounts receivable management, health information management, human resources, facility design and various operational services. QHR also provides consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues.

Competition

The hospital industry is highly competitive. Triad competes with other hospitals and health care providers for patients. The competition among hospitals and other health care providers for patients has intensified in recent years. In some cases, competing hospitals are more established than Triad’s hospitals. Certain of these competing facilities, particularly in urban markets, offer services, including extensive medical research and medical education programs, which are not offered by Triad’s facilities. In addition, in certain of the markets where Triad operates, there are large teaching hospitals which provide highly specialized facilities, equipment and services which may not be available at Triad’s hospitals. Although some of Triad’s hospitals are located in geographic areas where they are currently the sole provider of general, acute care hospital services in their communities, these hospitals also face competition from other hospitals, including larger tertiary care centers. Despite the fact that these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care incentives or personal choice.

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

State certificate of need laws (“CON laws”), which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Six states in which Triad operates, Alabama, Mississippi, Ohio, Oregon, South Carolina and West Virginia, have CON laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures (including certain acquisitions of facilities) in these states is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

The number and quality of the physicians on a hospital’s staff are important factors in a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Triad believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Admitting physicians may be on the medical staff of other hospitals in addition to those of Triad’s hospitals.

One element of Triad’s business strategy is expansion through the acquisition of acute care hospitals in select markets. The competition to acquire hospitals is significant. Triad may acquire or develop on a selective basis, hospitals that are similar to those currently owned and operated. However, suitable acquisitions may not be accomplished due to unfavorable terms.

Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group health care services, such as managed care plans, which attempt to direct and control the use of hospital services and to obtain discounts from hospitals’ established charges. Employers and traditional health insurers are also interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

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

Triad, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and pressures by both private and government payers to control reimbursement rates. As both private and government payers reduce the scope of what may be reimbursed and control reimbursement levels for what is covered, federal and state efforts to reform the health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in Triad’s facilities, equipment, personnel, rates and/or services in the future.

The hospital industry and Triad’s hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review, patient preference and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. Triad endeavors to meet these challenges by expanding many of its facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new programs and services.

Employees and Medical Staff

At December 31, 2002, Triad had approximately 34,000 employees, including approximately 6,000 part-time employees, as well as approximately 500 employees providing hospital management and consulting services. Employees at two hospitals are currently represented by labor unions. Triad considers its employee relations to be good. While Triad’s non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

Triad’s hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Physicians generally are not employees of Triad’s hospitals although there are varying levels of employed physicians in certain markets. Some physicians provide services in Triad’s hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of Triad’s hospitals, but admission to the staff must be approved by the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. Members of the medical staffs of Triad’s hospitals located in areas where there are other hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Triad periodically performs both employee and physician satisfaction surveys. The surveys are used by management to enhance operating performance of each hospital.

Triad’s Ethics and Compliance Program

It is Triad’s policy that its business be conducted with integrity and in compliance with applicable law. Triad has developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad’s business and to help assure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the ethics and compliance program, Triad provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of Triad’s operations, and develops and implements policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad’s hospitals, as well as a national “hotline” to which employees can report, on an anonymous basis if preferred, any suspected violations. Triad has also established a separate committee of the Board of Directors to monitor the compliance program.

On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General (the “OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to implement and maintain the compliance program was approximately $3.0 million and $2.0 million in 2002 and 2001, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

•	Continuing the duties and activities of corporate compliance officers and committees and maintaining a written code of conduct and written policies and procedures;
•	Providing general training on the compliance policy and the agreement and specific training for the appropriate personnel on billing, coding and cost report issues;
•	Having an independent third party conduct periodic audits of inpatient hospital service coding and laboratory billing;
•	Continuing a confidential disclosure program and compliance hotline and implementing enhanced screening to ensure ineligible employees and contractors are not hired;
•	Reporting material deficiencies resulting in an overpayment by a federal healthcare program and probable violations of certain laws, rules and regulations; and
•	Submitting annual reports to the OIG describing the operations of the corporate compliance program for the past year.

Reimbursement

Medicare.    Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system (“PPS”) for inpatient hospital services. Psychiatric, specially designated children’s hospitals and certain designated cancer research hospitals, as well as psychiatric units that are distinct parts of a hospital and meet the Centers for Medicare and Medicaid Services (“CMS”) criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA limits.

Under PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital’s costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals (and entities outside of the health care industry) in purchasing goods and services. Although for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals, the Benefits Improvement Protection Act of 2000 (“BIPA”) updated the rates hospitals receive so that hospitals generally received the market basket index minus 1.1% for discharges occurring on or after October 1, 2000 and before March 31, 2001 or the market basket index plus 1.1% for discharges occurring on or after April 1, 2001 and before October 1, 2001. Triad received approximately $16.0 million of additional reimbursement from BIPA in both 2001 and 2002. For Federal fiscal years 2003, hospitals generally will receive the market basket index minus 0.55%. For Federal fiscal year 2004, hospitals generally will receive the full market basket. Future legislation may decrease the rate of increase for DRG payments, which could make it more difficult to grow revenue and to maintain or improve operating margins.

Until August 1, 2000, outpatient services provided at general, acute care hospitals typically were reimbursed based on costs, subject to certain adjustments and limits. The Balanced Budget Act of 1997 (“BBA”) contains provisions that affect outpatient hospital services, including a requirement that CMS adopt a PPS system for outpatient hospital services (“APCs”), which became effective August 1, 2000. Based on provisions of BIPA, APCs were updated by the market basket minus 0.8% and 1.0% in Federal fiscal years 2001 and 2002, respectively, and will be updated by the market basket for Federal fiscal years 2003 and beyond. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare Physician fee schedule.

Payments for Medicare skilled nursing facility services and home health services historically have been paid based on costs, subject to certain adjustments and limits. Although BBA mandates a PPS system for skilled nursing facility services, home health services and inpatient rehabilitation hospital services, BIPA has made adjustments to the PPS payments for these health care service providers. Specifically, for skilled nursing facilities, BBA set the annual inflation update at the market basket index minus 1.0% in 2001 and 2002. However, BIPA adjusted the update to the full market basket index in 2001 and the market basket index minus 0.5% in 2002. The update for 2003 will be the market basket minus 0.5%. In addition to the creation of a PPS system for skilled nursing, the BBA also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2002, 21 of Triad’s hospitals operated skilled nursing facilities.

In addition to establishing a PPS system for home health services, BBA requires a 15% payment reduction in payment limits to home health agencies. However, BIPA delayed the implementation of this reduction until 2002. As of December 31, 2002, less than 1% of Triad’s revenues were derived from home health services.

Payments to PPS-exempt hospitals and units such as inpatient psychiatric hospital services are based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. BIPA made several changes in payments to PPS-exempt hospitals. In 2002, payments for rehabilitation hospitals were made under a PPS system. As a result of changes outlined in BIPA, total payments for rehabilitation hospitals in 2002 are to equal the amounts of payments that would have been made if the rehabilitation PPS system had not been enacted, and rehabilitation facilities are able to make a one-time election before the start of the PPS to be paid based on a fully phased-in PPS rate. In addition, BIPA increases the incentive payments paid for inpatient psychiatric services from 2% to 3%, raises the national cap on long term care hospital reimbursement by 2% and increases the individual long-term care hospital target amounts by 35%.

Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 20 rural health clinics affiliated with Triad’s hospitals.

Medicare has special payment provisions for “sole community hospitals.” A sole community hospital is generally the only hospital in at least a 35-mile radius. Eight of Triad’s facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals may include a higher reimbursement rate, which is based on a blend of hospital-specific costs and a national reimbursement rate, and a 90% payment “floor” for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program that provides medical insurance benefits to government employees has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

On November 19, 1999, Congress passed the Balanced Budget Refinement Act of 1999 (the “Refinement Act”) to reduce certain of the perceived adverse effects of BBA on various health care providers. Among other things, the Refinement Act did reduce certain outpatient PPS reimbursement reductions proposed by CMS as a part of its implementation of a PPS for outpatient hospital services by attempting to limit certain losses sustained through the implementation of such system during the first three years of implementation. The Refinement Act also provided certain reimbursement increases for certain skilled nursing facilities, in part by allowing such facilities the option of choosing to be reimbursed at the new Federal PPS rate for certain cost reporting periods beginning after December 15, 1999, as opposed to the three-year phase-in described above.

Medicare provides, in the form of outlier payments, for additional payment, beyond standard DRG payments, for covered hospital services furnished to a Medicare beneficiary if the operating costs of furnishing those services exceed a certain threshold. During 2002, CMS initiated an outlier reimbursement review process to assess nationally whether or not the amount of outlier payments being made to selected hospitals was appropriate. CMS issued proposed regulations in March 2003 that will modify certain elements of the outlier reimbursement calculation. Triad derives less than 1% of patient revenues from outlier payments and, therefore, does not believe that the proposed modifications will have a material impact on its financial condition or results of operations.

Medicaid. Most state Medicaid payments are made under a PPS, or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. Medicaid is currently funded jointly by the state and the Federal governments. The Federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by our hospitals.

Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Review of previously submitted annual cost reports and the cost report preparation process are areas included in the ongoing government investigations of HCA. See “Governmental Investigations—Governmental Investigation of HCA and Related Litigation.” The investigations, actions and claims affecting HCA relate to HCA and its subsidiaries, including subsidiaries that prior to the spin-off from HCA owned facilities now owned by Triad. HCA has determined that due to the considerable uncertainties that exist regarding these issues, the ultimate liability cannot be determined reasonably at this time. If Triad or any Triad facility is found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar program, Triad could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on Triad’s financial position and results of operations. HCA has agreed to indemnify Triad in respect of losses arising from such government investigations for the periods prior to the spin-off. See “Governmental Investigations—Governmental Investigation of HCA and Related Litigation” for more information regarding such arrangement.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports. The due dates for cost reports for cost reporting periods ending after August 31, 2000 were delayed due to CMS not issuing the final payment schedules for APCs. Beginning in October 2002, the final payment schedules for APCs began to be issued for cost reporting periods ended after August 31, 2000. Triad has begun to file cost reports for these periods. The estimated impact of filing the remainder of these cost reports has been reflected in the financial statements. The delay in filing these cost reports will extend the time period of final determination of amounts earned. Pursuant to the terms of the spin-off distribution agreement, Triad will be responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for Triad’s facilities for all periods ending after the spin-off. HCA has agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for Triad facilities operated by HCA prior to the spin-off relating to periods ending on or prior to the spin-off and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports.

Managed Care.    Pressures to control the cost of health care have historically resulted in increases in volumes attributable to managed care payers compared to traditional commercial/indemnity insurers. Triad generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, Triad has taken steps to improve its managed care position. See “Business Strategy” for a more detailed discussion of such strategy.

Commercial Insurance.    Triad hospitals provide services to some individuals covered by private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy.

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or DRG-based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of the hospitals of Triad.

Government Regulation and Other Factors

Licensure, Certification and Accreditation.    Health care facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of Triad’s health care facilities are properly licensed under appropriate state laws.

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

Certificates of Need.    The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates in six states (Alabama, Mississippi, Ohio, Oregon, South Carolina, and West Virginia) that require CON approval to expand certain acute care hospital services. Such laws generally require state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

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

Utilization Review.    Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services (“HHS”) that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

The Federal False Claims Act and Similar State Laws.    A trend affecting the health care industry today is the increased use of the Federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. From time to time, companies in the health care industry, including Triad, may be subject to actions under the False Claims Act. For a more complete discussion of litigation brought against Triad under the False Claims Act, see “Governmental Investigations.”

Federal and State Fraud and Abuse.    Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a Federal health care program (the “Anti-Kickback Statute”). In addition to felony criminal penalties (fines up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal health care programs.

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

As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently, there are safe harbors for various activities, including, but not limited to: investment interest, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, employees, investments in group practices, and ambulatory surgery centers. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement unlawful under the Anti-Kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities.

Triad has a variety of financial relationships with physicians who refer patients to Triad’s hospitals. Triad also has contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements. Triad also provides financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by Triad’s hospitals. Several of Triad’s freestanding surgery centers have physician investors and physicians own interests in certain of Triad’s hospitals. Some of the arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-Kickback Statute will not determine that any of these arrangements violate the Anti-Kickback Statute or other Federal or state laws.

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created civil penalties for conduct including improper coding and billing for unnecessary goods and services. HIPAA also broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

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

Corporate Practice of Medicine.    Some of the states in which Triad operates have laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of a physician’s license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although Triad exercises care to structure its arrangements with health care providers to comply with the relevant state law, and believes such arrangements comply with applicable laws in all material respects, there can be no assurance that governmental officials charged with responsibility for enforcing these laws will not assert that Triad, or certain transactions in which it is involved, is in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the interpretations of Triad.

Health Care Reform.    Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bills of rights and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

Administrative Simplification.    The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Triad has obtained an extension for compliance with these regulations until October 2003. Triad cannot yet predict the impact that these final regulations will have.

CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. They require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, CMS released final regulations containing privacy standards in December 2000 and which require compliance by April 2003. The privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations, when they become effective, could impose significant costs on Triad’s facilities in order to comply with these standards. Violations of the Administrative Simplification provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

In addition, Triad’s facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties.

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

Revenue Ruling 98-15.    During March 1998, the IRS issued guidance regarding the tax consequences of certain joint ventures between for-profit and not-for-profit hospitals. Triad has not determined the impact of the tax ruling on the development of future ventures. The tax ruling could limit joint venture development with not-for-profit hospitals.

Environmental Matters.    Triad is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Triad does not expect that it will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

Insurance.    As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. The cost of malpractice and other liability insurance rose significantly in 2002. There can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad elected to obtain insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad’s existing coverage on August 1, 2001.

Triad has recorded an estimated liability for deductibles related to general and professional liability risks of $71.0 million at December 31, 2002. Any losses incurred in excess of amounts maintained under insurance policies will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See “NOTE 1—ACCOUNTING POLICIES—

General and Professional Liability Risks” in the consolidated financial statements for a more detailed discussion of such arrangements.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about such investigations or about qui tam actions filed against Triad unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Governmental Investigation of HCA and Related Litigation.    HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in eight actions. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government involving DRG coding, outpatient laboratory billing and home health issues. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

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

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

In December 2002, HCA reached an understanding with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the litigation brought by the Division against HCA, including the remaining outstanding issues of cost reports and physician relations, in exchange for a payment by HCA of $631 million, plus interest. HCA has stated that this understanding, which is subject to approvals by senior Department of Justice officials and execution of definitive documents, would effectively end the Division’s investigation of HCA. HCA also agreed in principle with representatives of states that may have similar claims against HCA to pay $17.5 million to resolve these claims. HCA will also pay the legal fees of certain whistleblowers’ attorneys.

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

Item 2. Properties

The following table lists the hospitals owned, except as otherwise indicated, by Triad as of December 31, 2002.

Facility Name	City	State	Licensed Beds
Flowers Hospital	Dothan	AL	400
Medical Center Enterprise	Enterprise	AL	131
Gadsden Regional Medical Center	Gadsden	AL	346
Crestwood Medical Center	Huntsville	AL	120
Jacksonville Hospital	Jacksonville	AL	89
Northwest Medical Center of Benton County	Bentonville	AR	63
Medical Center of South Arkansas (1)	El Dorado	AR	166
Medical Park Hospital	Hope	AR	91
Willow Creek Women’s Hospital	Johnson	AR	30
Northwest Medical Center of Washington County	Springdale	AR	222
El Dorado Hospital	Tucson	AZ	166
Northwest Medical Center	Tucson	AZ	252
San Leandro Hospital	San Leandro	CA	122
Bluffton Regional Medical Center	Bluffton	IN	96
Dupont Hospital (2)	Fort Wayne	IN	86
Lutheran Hospital	Fort Wayne	IN	403
St. Joseph’s Hospital	Fort Wayne	IN	191
Kosciusko Community Hospital	Warsaw	IN	72
Overland Park Regional Medical Center (3)	Overland Park	KS	—
Women & Children’s Hospital	Lake Charles	LA	80
Wesley Medical Center	Hattiesburg	MS	211
River Region Health System (4)	Vicksburg	MS	393
Independence Regional Health Center (3)	Independence	MO	—
Carlsbad Medical Center	Carlsbad	NM	127
Lea Regional Medical Center	Hobbs	NM	250
MountainView Regional Medical Center	Las Cruces	NM	112
Barberton Citizens Hospital (5)	Barberton	OH	311
Doctors Hospital of Stark County (5)	Massillon	OH	166
Claremore Regional Hospital	Claremore	OK	89
SouthCrest Hospital	Tulsa	OK	180
Willamette Valley Medical Center	McMinnville	OR	80
Carolinas Hospital System – Florence	Florence	SC	372
Carolinas Hospital System – Lake City (6)	Lake City	SC	48
Mary Black Memorial Hospital (7)	Spartanburg	SC	209

Abilene Regional Medical Center	Abilene	TX	187
Alice Regional Hospital	Alice	TX	138
Brownwood Regional Medical Center (8)	Brownwood	TX	218
College Station Medical Center	College Station	TX	119
Navarro Regional Hospital	Corsicana	TX	162
Denton Community Hospital	Denton	TX	122
Longview Regional Medical Center	Longview	TX	164
Woodland Heights Medical Center	Lufkin	TX	146
Pampa Regional Medical Center	Pampa	TX	115
San Angelo Community Medical Center	San Angelo	TX	167
Medical Center at Terrell (8)	Terrell	TX	130
DeTar Healthcare System	Victoria	TX	368
Gulf Coast Medical Center	Wharton	TX	161
Greenbrier Valley Medical Center	Ronceverte	WV	122

(1)	Triad holds a 50% equity interest in a non-consolidated joint venture which owns and operates this facility. Triad is the manager of this facility.
(2)	A wholly-owned subsidiary of Triad holds an 81.3% interest in and is the manager of, the entity owning this facility.
(3)	Triad continues to own the assets related to this hospital, but has transferred the exclusive rights to use and control the hospital’s operations to a separate, independent entity pursuant to a long-term lease agreement effective as of January 1, 1999. There are 726 licensed beds at the leased facilities.
(4)	A wholly-owned subsidiary of Triad holds a 71.5% interest in and is the manager of, the entity owning this facility.
(5)	A wholly-owned subsidiary of Triad holds a 95% interest in and is the manager of, the entity owning this facility.
(6)	Held pursuant to operating leases with initial terms of ten years and two renewal options of five years each.
(7)	A wholly-owned subsidiary of Triad holds an 89.4% interest in and is the manager of, the entity owning this facility.
(8)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.

In addition to the hospitals listed in the table above, as of December 31, 2002, Triad operated 14 ambulatory surgery centers, including three surgery centers that are operated by an unaffiliated third party pursuant to a long-term lease. Medical office buildings also are operated in conjunction with Triad’s hospitals. These office buildings are primarily occupied by physicians who practice at Triad’s hospitals.

The following table lists the hospitals owned by joint venture entities in which Triad is the minority owner and the percentage ownership interest as of December 31, 2002. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26%)	Las Vegas	NV	190
Valley Health System LLC	Desert Springs Hospital (28%)	Las Vegas	NV	346
Valley Health System LLC	Valley Hospital Medical Center (28%)	Las Vegas	NV	400

Triad’s headquarters are located in approximately 150,000 square feet of space in one office building that Triad leases in Plano, Texas.

QHR leases regional offices located throughout the United States.

Triad is currently building a replacement hospital in Bentonville, AR which is expected to be completed in the second quarter of 2003. Triad also plans to build a replacement hospital in Denton, Texas. Triad’s other hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad’s present needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Part II.

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Triad’s common stock commenced trading on the NASDAQ Stock Market National Market, on May 11, 1999 (symbol “TRIH”). On April 30, 2001, Triad’s common stock commenced trading on the New York Stock Exchange (symbol “TRI”). The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on by NASDAQ and New York Stock Exchange for Triad’s common stock for the years ending December 31, 2001 and 2002.

2001	High	Low
First Quarter	$33.81	$24.81
Second Quarter	31.42	24.49
Third Quarter	36.70	29.95
Fourth Quarter	36.50	25.70

2002
First Quarter	$34.43	$28.89
Second Quarter	46.28	34.13
Third Quarter	41.54	33.94
Fourth Quarter	41.17	28.05

At the close of business on March 14, 2003 there were approximately 5,450 holders of record of Triad’s common stock.

Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain bank indebtedness covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

The following table summarizes Triad’s equity compensation plan information as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,272,657	$24.81	2,370,304
Equity compensation plans not approved by security holders	—	—	—

Total	9,272,657	$24.81	2,370,304

Item 6. Selected Financial Data

The following consolidated selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Triad’s consolidated financial statements and related notes to the consolidated financial statements, which are included herein.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$3,541.1	$2,669.5	$1,235.5	$1,329.1	$1,588.7
Income (loss) from operations (a)	141.5	6.0	4.4	(95.6)	(85.5)
Net income (loss) (a)	141.5	2.8	4.4	(95.6)	(87.1)
Basic earnings (loss) per share:
Income (loss) from operations	$1.97	$0.10	$0.14	$(3.12)	$(2.80)
Net income (loss)	$1.97	$0.04	$0.14	$(3.12)	$(2.85)
Shares used in computing basic earnings (loss) per share (in millions)	71.7	57.7	31.7	30.6	30.6
Diluted earnings (loss) per share:
Income (loss) from operations	$1.89	$0.10	$0.13	$(3.12)	$(2.80)
Net income (loss)	$1.89	$0.05	$0.13	$(3.12)	$(2.85)
Shares used in computing diluted earnings (loss) per share (in millions)	75.0	61.1	34.1	30.6	30.6

Financial Position:
Assets	$4,381.6	$4,165.3	$1,400.5	$1,341.1	$1,371.3
Long-term debt, including amounts due within one year	1,692.0	1,773.8	590.7	555.4	14.3
Intercompany balances payable to HCA	—	—	—	—	613.7
Working capital	399.2	381.0	191.9	187.6	184.9
Capital expenditures	296.6	200.6	94.4	132.7	114.9

Operating Data:
EBITDA (b)	$548.8	$361.1	$174.0	$124.5	$149.0
Number of hospitals at end of period (c)	48	46	28	29	39
Number of licensed beds at end of period (d)	7,827	7,557	3,520	3,722	5,902
Weighted average licensed beds (e)	7,684	6,379	3,633	4,745	5,905
Number of available beds at end of period (f)	7,119	6,776	3,162	3,280	5,199
Admissions (g)	282,777	233,888	128,645	145,889	169,590
Adjusted admissions (h)	481,344	396,256	220,590	241,547	276,771
Average length of stay (days) (i)	4.9	4.8	4.4	4.5	4.9
Average daily census (j)	3,770	3,060	1,532	1,818	2,263
Occupancy rate (k)	54%	54%	49%	55%	44%

(a)	Includes charges related to impairment of long-lived assets of $23.1 million ($21.1 million after tax benefit), $8.0 million ($4.7 million after tax benefit), $69.2 million ($55.8 million after tax benefit), and $55.1 million ($32.9 million after tax benefit) for the years ended December 31, 2001, 2000, 1999, and 1998, respectively.
(b)	EBITDA is defined as earnings before depreciation and amortization, interest expense, litigation settlements, ESOP expense, management fees, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, income tax provision (benefit), extraordinary loss and loss from discontinued operations. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. See NOTE 17—“SEGMENT AND GEOGRAPHIC INFORMATION” in the consolidated financial statements for a reconciliation of EBITDA to income from operations before income taxes.
(c)	Number of hospitals excluded facility under construction. This table does not include any operating statistics for non-consolidating joint ventures and facilities leased to others.

(d)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(e)	Represents the average number of licensed beds, weighted based on periods owned.
(f)	Available beds are those beds a facility actually has in use.
(g)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(h)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i)	Represents the average number of days admitted patients stay in Triad’s hospitals.
(j)	Represents the average number of patients in Triad’s hospital beds each day.
(k)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 27, 2001, Triad completed the merger of Quorum with and into Triad with Triad being the surviving corporation. The purchase price was approximately $2.4 billion. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001.

On May 2, 2001, Triad sold two of the acute care hospitals acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, one hospital acquired in the merger with Quorum was designated as held for sale prior to the completion of the merger. The purchase price allocation of this hospital was equal to the sales price of the hospital plus the cash flows for its holding period and the interest expense on the incremental debt incurred for the purchase of the hospital. On August 7, 2001, Triad sold this hospital. The results of operations of this entity are not included in Triad’s results of operations.

In 2001, subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

During 2002, Triad opened one new hospital and acquired all of the assets comprising, and a 60% interest in the operations of, one hospital. During 2001, Triad acquired the remaining 50% interest in one of its joint ventures and sold one hospital. During 2000, Triad sold one hospital, ceased operations of two hospitals and purchased two hospitals. Triad sold its partnership interest in a rehabilitation hospital on March 31, 2000.

The above described events significantly affect the comparability of the results of operations for the years ended December 31, 2002, 2001, and 2000.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to,

•	the highly competitive nature of the health care business,
•	the efforts of insurers, health care providers and others to contain health care costs,
•	possible changes in Medicare, Medicaid and other government programs that may limit reimbursements to health care providers and insurers,
•	changes in Federal, state or local regulation affecting the health care industry,
•	the possible enactment of Federal or state health care reform,
•	the ability to attract and retain qualified management and personnel, including physicians and nurses,
•	the departure of key executive officers from Triad,
•	claims and legal actions relating to professional liabilities and other matters,
•	fluctuations in the market value of Triad common stock,
•	changes in accounting standards,
•	changes in general economic conditions or geo-political events,
•	future acquisitions or divestitures which may result in additional charges,
•	the ability to enter into managed care provider arrangements on acceptable terms,
•	the availability and terms of capital to fund the expansion of Triad’s business,
•	changes in business strategy or development plans,
•	the ability to obtain adequate levels of general and professional liability insurance,
•	potential adverse impact of known and unknown government investigations,
•	timeliness of reimbursement payments received under government programs, and
•	other risk factors described herein.

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

Critical Accounting Policies and Estimates

Triad’s discussion and analysis of its financial condition and results of operations are based upon Triad’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Triad to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, Triad evaluates its estimates, including those related to third-party payer discounts, bad debts, property and equipment, intangible assets, goodwill, income taxes, general and professional liability risks and contingencies and litigation. Triad bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Triad believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Triad’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Bad Debt

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad estimates these allowances based on historical net write-offs of uncollectible accounts. Triad’s policy is to write-off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. If payers’ ability to pay deteriorates, additional allowances may be required.

Property, Equipment and Amortizable Intangible Assets

Triad evaluates the carrying value of long-lived assets, long-lived assets to be disposed of and amortizable intangible assets and recognizes impairment losses when the fair value is less than the carrying value. The fair value of assets to be held and used is determined using discounted future cash flows. The fair value of assets held for sale is determined using estimated selling values. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and amortizable intangible assets might be impaired, Triad prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required.

Goodwill

Triad reviews goodwill for impairment annually or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined as one level below an operating segment. Triad estimates fair values of the reporting units using discounted future cash flows. Impairment is recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit. If market conditions become less favorable than those projected by management, then impairments may be required.

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

General and Professional Liability Risks

Triad self-insures portions of its workers compensation, health insurance and general and professional liability insurance coverage and maintains excess loss policies. The liabilities estimated for these self insured portions are based on actuarially determined estimates. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases and anticipated volume of services provided. The amounts of any ultimate actual payments for workers compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in an adjustment to income.

Contingencies

Triad is subject to claims and suits arising from governmental investigations and other matters in the ordinary course of business. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. Triad is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of recorded liability, if any, for these contingencies is made after careful analysis of each individual issue. The recorded liability may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, which could result in an adjustment to income.

Results of Operations

Revenue/Volume Trends

As discussed previously, Triad completed the merger with Quorum on April 27, 2001. The effective date of the transaction for accounting purposes was May 1, 2001. The facilities acquired in the merger increased revenues by $767.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which Triad’s facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue growth due to increases in same facility volume growth, changes in patient mix, closure of unprofitable services, favorable pricing trends and contract structure. There can be no assurances that Triad will continue to receive these levels of revenue increases in the future. These increases were the result of renegotiating and renewing certain managed care contracts on more favorable terms (to include more stop losses, carve outs and pass throughs) and improved reimbursement from the government.

Triad’s revenues continue to be affected by a large proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs other than Medicare, and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than pay standard prices. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. However, under BBA, Triad’s reimbursement from Medicare and Medicaid programs has been reduced. Certain of the reductions from BBA have been mitigated by the Refinement Act and have been further mitigated by BIPA. Triad received additional reimbursement from BIPA of approximately $16.0 million in both 2002 and 2001. With an increasing proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted. Triad anticipates that these shifts in volumes will continue. Patient revenues related to Medicare and Medicaid patients were 37.2%, 37.7% and 36.0% of total patient revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Patient revenues related to managed care plan patients were 39.3%, 35.9% and 31.0% of total patient revenues for the years ended December 31, 2002, 2001, and 2000, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues. See Item 1. “Business-Reimbursement”.

Management of Triad continues its focus on rationalizing its portfolio of facilities. In August 2002, Triad opened a new acute care hospital in Las Cruces, New Mexico. On July 1, 2002, Triad acquired all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas. Revenues for these facilities were not significant in the year ended December 31, 2002. Triad sold one hospital during the year ended December 31, 2001. Revenues for this facility were $58.3 million for the year ended December 31, 2001. Triad sold one hospital and ceased operations of two hospitals during the year ended December 31, 2000. Revenues for these facilities and the facility sold in 2001 were $118.8 million in the year ended December 31, 2000.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Triad believes this trend toward outpatient care will continue. Outpatient revenues have remained relatively constant as a percentage of patient revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Pressures on the rate of increase in Medicare and Medicaid reimbursement, large percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments decline, results of operations and cash flows will deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being made by the local management teams and local physicians with the strategic support of corporate management.

In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports, which are recorded in accounts receivable in the consolidated balance sheet (see NOTE 1—“ACCOUNTING POLICIES—Revenues” in the consolidated financial statements). Triad has recorded a receivable from HCA relating to the indemnification of $23.7 million as of December 31, 2002, which is recorded in other current assets in the consolidated balance sheet.

Other Trends

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures in increasing insurance costs. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently records liabilities for its estimated retentions. Triad’s insurance costs increased approximately 40% in the year ended December 31, 2002 compared to the year ended December 31, 2001. If the trend of increasing costs continues, Triad’s results of operations and cash flows would be affected.

Operating Results Summary

Following are comparative summaries of results from operations for the years ended December 31, 2002, 2001 and 2000. Dollars are in millions, except per share amounts and ratios.

	Years Ended December 31,
	2002		2001		2000
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$3,541.1	100.0	$2,669.5	100.0	$1,235.5	100.0

Salaries and benefits	1,488.4	42.0	1,128.5	42.3	511.1	41.4
Reimbursable expenses	59.0	1.7	41.6	1.6	—	—
Supplies	546.8	15.4	411.2	15.4	185.6	15.0
Other operating expenses	647.0	18.3	501.7	18.8	259.8	21.0
Provision for doubtful accounts	272.8	7.7	239.9	9.0	103.6	8.4
Depreciation and amortization	167.4	4.7	170.1	6.3	83.2	6.7
Interest expense, net	135.0	3.8	126.0	4.7	57.3	4.6
Litigation settlements	(10.4)	(0.3)	—	—	—	—
ESOP expense	10.8	0.3	9.3	0.4	7.1	0.6
Gain on sales of assets	(4.5)	(0.1)	(23.1)	(0.9)	(7.9)	(0.6)
Impairment of long-lived assets	—	—	23.1	0.9	8.0	0.7

	3,312.3	93.5	2,628.3	98.5	1,207.8	97.8

Income from operations before minority interests, equity in earnings and income tax provision	228.8	6.5	41.2	1.5	27.7	2.2
Minority interests in earnings of consolidated entities	(14.8)	(0.4)	(7.2)	(0.2)	(9.0)	(0.7)
Equity in earnings (loss) of non-consolidating entities	21.7	0.6	14.5	0.5	(1.4)	(0.1)

Income from operations before income tax provision	235.7	6.7	48.5	1.8	17.3	1.4
Income tax provision	(94.2)	(2.7)	(42.5)	(1.6)	(12.9)	(1.0)

Income from operations	$141.5	4.0	$6.0	0.2	$4.4	0.4

Income per common share from operations
Basic	$1.97		$0.10		$0.14
Diluted	$1.89		$0.10		$0.13
EBITDA (a)	$548.8		$361.1		$174.0
Number of hospitals at end of period (b)
Owned and managed	45		43		24
Joint ventures	1		1		2
Leased to others	2		2		2

Total	48		46		28
Licensed beds at end of period (c)	7,827		7,557		3,520
Available beds at end of period (d)	7,119		6,776		3,162
Admissions (e)
Owned and managed	282,777		233,888		128,645
Joint ventures	5,791		5,758		11,718

Total	288,568		239,646		140,363
Adjusted admissions (f)	481,344		396,256		220,590
Outpatient visits excluding outpatient surgeries	3,309,513		2,644,754		1,295,841
Surgeries	385,814		334,309		209,688
Average length of stay (g)	4.9		4.8		4.4
Outpatient revenue percentage	45%		46%		45%
Inpatient revenue per admission	6,433		5,785		5,069
Outpatient revenue per outpatient visit	448		430		417
Patient revenue per adjusted admission	6,858		6,283		5,408

(a)	EBITDA is defined as earnings before depreciation and amortization, interest expense, litigation settlements, ESOP expense, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, income tax provision and extraordinary loss. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. See NOTE 17 – “SEGMENT AND GEOGRAPHIC INFORMATION” in the consolidated financial statements for a reconciliation of EBITDA to income from operations before income taxes.
(b)	Number of hospitals exclude facility under construction. This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Available beds are those beds a facility actually has in use.
(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Years Ended December 31, 2002 and 2001

Income from operations increased to $141.5 million in the year ended December 31, 2002 from $6.0 million in the year ended December 31, 2001. The increase in income from operations was attributable primarily to an increase of $94.3 million in pre-tax income in 2002 from 2001 from the facilities acquired, excluding charges discussed below, in the Quorum acquisition. Pre-tax income from same facility operations increased $47.0 million. Also, Triad recorded $26.3 million of pre-tax charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad during 2001. Income from operations also increased $29.7 million due to changes in accounting for goodwill amortization. Triad also had $10.4 million in income from litigation settlements in 2002 discussed below. During 2001, Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock option expense from options granted to a charitable foundation. This was partially offset by an increase in interest expense of $9.0 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Corporate overhead increased $12.8 million in 2002 compared to 2001, due primarily to additional staffing and other costs due to the merger.

Revenues increased to $3,541.1 million in the year ended December 31, 2002 from $2,669.5 million in the year ended December 31, 2001. Same facility revenues increased $162.6 million or 11.6% in 2002 compared to 2001. This includes $9.2 million in favorable prior year cost report settlements during 2002 compared to $4.9 million in favorable prior year cost report settlements during 2001. The primary reason for the increase in revenues was due primarily to increases of approximately 6% to 9% from renegotiation and renewal of managed care contracts to include pricing increases and more favorable contract structure in 2002. Triad anticipates that these increases will be approximately 5% to 6% in 2003. For the year ended December 31, 2002 compared to the year ended December 31, 2001, same facility admissions increased 2.9%, adjusted admissions increased 3.1%, revenue per adjusted admission increased 8.7%, outpatient visits increased 4.8%, outpatient revenue per visit increased 4.8% and surgeries increased 3.0%. Revenues for facilities acquired increased $767.3 million in 2002 compared to 2001 which included $2.1 million in favorable prior year cost report settlements in 2001. Revenues for facilities acquired were reduced in 2001 by $8.3 million in charges associated with coordinating Quorum’s accounting policies, procedures and estimation processes with those of Triad’s. For the year ended December 31, 2002 compared to the year ended December 31, 2001, the acquired facilities’ admissions increased 52,219, adjusted admissions increased 89,740, outpatient visits increased 651,379, and surgeries increased 56,520. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $58.3 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 42.0% in the year ended December 31, 2002 from 42.3% in the year ended December 31, 2001. Same facility salaries and benefits decreased 0.1% as a percentage of revenue in 2002 compared to 2001. This was due primarily to $5.2 million in non-cash stock option expense recognized in 2001 described above. In addition, Triad had decreases in estimates in its retirement plan contributions of $5.2 million in 2002 compared to $1.3 million in 2001. This was partially offset by $4.9 million in estimate increases in Triad’s health and workers compensation expenses and an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 43.0% in 2002 compared to 43.7% in 2001 due primarily to the revenue reductions in 2001 discussed above. In addition, there were $3.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office and approximately $1.0 million in severance costs for a reduction in force at QHR in 2001. There was also a decrease in estimates in retirement plan contributions of $3.6 million in 2002. This was partially offset by $12.7 million in estimate increases in health and workers compensation expenses. Included in salaries for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $26.5 million in 2001.

Reimbursable expenses were 1.7% as a percentage of revenue in the year ended December 31, 2002 compared to 1.6% for the year ended December 31, 2001 due to the Quorum acquisition. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies as a percentage of revenues remained constant at 15.4% in the years ended December 31, 2002 and December 31, 2001, respectively. Same facility supplies increased as a percentage of revenue to 15.7% in 2002 compared to 15.5% in 2001. This was due primarily to increased acuity levels. Supplies for the acquired facilities, as a percentage of revenue, remained relatively constant in 2002 compared to 2001. Supplies for the facility sold were $8.8 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.3% in the year ended December 31, 2002 compared to 18.8% in the year ended December 31, 2001. Same facility other operating expenses decreased 1.2% as a percentage of revenue in 2002 compared to 2001. This was due primarily to revenue increases and was partially offset by approximately 40% increase in insurance costs, primarily malpractice insurance. Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.5% in 2002 compared to 16.9% in 2001. This was due to approximately 40% increase in insurance costs, primarily malpractice insurance, and the revenue reduction in 2001 discussed above. This was partially offset by a $3.0 million reduction of a pre-acquisition liability in the fourth quarter of 2002 as additional information became available on expected settlements. Other operating expenses for the facility sold were $11.7 million in 2001.

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.7% in the year ended December 31, 2002 compared to 9.0% in the year ended December 31, 2001. Same facility provision for doubtful accounts decreased 0.2% as a percentage of revenue in 2002 compared to 2001. This was due, in part, to increased expenses in 2001 relating to emergency room visits, primarily to facilities in Texas, which typically have a higher incidence of uninsured accounts, and improved collections in 2002. This was partially offset by payment delays and account write-offs from system issues at one facility and additional expenses on certain non-patient accounts in 2002. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 6.6% in 2002 compared to 8.4% in 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation process with those of Triad’s. Provision for doubtful accounts for the facility sold was $8.1 million in 2001.

Depreciation and amortization decreased as a percentage of revenues to 4.7% in the year ended December 31, 2002 from 6.3% in the year ended December 31, 2001, primarily due to changes in accounting for goodwill amortization and increases in revenues. See “Recent Accounting Pronouncements”.

Interest expense, which was offset by $1.7 million and $1.6 million of interest income in the years ended December 31, 2002 and 2001, respectively, increased to $135.0 million in the year ended December 31, 2002 from $126.0 million in the year ended December 31, 2001, due to additional debt outstanding, primarily from indebtedness incurred to finance the Quorum acquisition. This was partially offset by decreases in interest rates on Triad’s variable rate debt and reductions in debt outstanding.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company ultimately agreed to pay the claim. Triad recorded the settlement, less remaining legal fees, of $5.9 million in the third quarter of 2002. In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of a settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. Both items were recorded in litigation settlements in the consolidated statements of operations in the year ended December 31, 2002.

Gain on sale of assets was $23.1 million during the year ended December 31, 2001, due primarily to the sale of one hospital facility in the fourth quarter of 2001. Gain on sale of assets was $4.5 million during the year ended December 31, 2002.

Impairments on long-lived assets were $23.1 million in the year ended December 31, 2001. The impairments during 2001 were primarily due to the carrying value of the long-lived assets related to one hospital being reduced to fair value, based on estimated future cash flows.

Minority interests increased to $14.8 million in the year ended December 31, 2002 from $7.2 million in the year ended December 31, 2001 due primarily to the Quorum acquisition.

Equity in earnings of affiliates was $21.7 million in the year ended December 31, 2002 compared to $14.5 million in the year ended December 31, 2001. This was primarily due to the joint ventures acquired in the Quorum acquisition. This was partially offset by a loss on the sale of a hospital in one of the non-consolidating joint ventures, of which Triad’s share was $4.8 million.

Income tax provision was $94.2 million in the year ended December 31, 2002 compared to $42.5 million in the year ended December 31, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. As discussed previously, included in the income tax provision in 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

Years Ended December 31, 2001 and 2000

Income from operations increased to $6.0 million in the year ended December 31, 2001 from $4.4 million in the year ended December 31, 2000. The change was attributable primarily to $122.9 million of pre-tax income from acquisitions, excluding the charges associated with coordinating Quorum’s accounting policies, practices, and estimation processes with those of Triad. Pre-tax income from same facility operations increased $12.9 million, which included $1.1 million of unfavorable adjustments in the year ended December 31, 2000 at one facility from write-offs of certain expenditures that were previously capitalized. Same facility equity in earnings increased $2.9 million due primarily to $1.1 million of unfavorable adjustments from various changes of estimates and other adjustments during the year ended December 31, 2000. Another factor contributing to the increase was decreased losses on facilities that were sold or closed of $7.5 million. Additionally, Triad recognized a $22.0 million gain on the sale of one hospital during the year ended December 31, 2001 compared to a $7.9 million gain on sale during the year ended December 31, 2000. The decreased losses were offset by $31.8 million of charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad and an increase in interest expense of $68.7 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Triad had impairments of long-lived assets of $23.1 million in the year ended December 31, 2001 compared to $8.0 million in the year ended December 31, 2000. Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock compensation from options granted to a charitable foundation established by Triad. Corporate overhead increased $14.2 million in the year ended December 31, 2001 compared to the year ended December 31, 2000 due primarily to additional staffing and other costs due to the merger.

Revenues increased to $2,669.5 million in the year ended December 31, 2001 from $1,235.5 million in the year ended December 31, 2000. Same facility revenues increased $121.1 million or 11.0% in the year ended December

31, 2001 compared to December 31, 2000. For the year ended December 31, 2001 compared to the year ended December 31, 2000, same facility admissions increased 4.7%, adjusted admissions increased 4.0%, revenues per adjusted admission increased 5.8%, outpatient visits increased 1.8%, outpatient revenue per visit increased 7.8% and surgeries increased 3.1%. Another factor in the increase in revenues was $4.9 million in favorable prior year cost report settlements during 2001. Revenues for the year ended December 31, 2000 included $4.8 million in favorable prior year cost report settlements and contractual estimate adjustments and $5.2 million in unfavorable changes of estimate for contractual discounts at one facility. Revenues for facilities acquired were $1,390.5 million in the year ended December 31, 2001, which included $2.1 million in favorable prior year cost report settlements. Revenues for facilities acquired were reduced by $8.3 million associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad as discussed previously. The acquired facilities had admissions of 109,455, adjusted admissions of 184,285, outpatient visits of 1,456,472 and surgeries of 125,937. The increase in revenues was partially offset by the facilities that were sold or closed. In the year ended December 31, 2001 compared to the year ended December 31, 2000, the sold or closed facilities revenues decreased $58.3 million, which included $3.1 million in favorable prior year cost report settlements and contractual estimates in 2000. The facilities that were sold or closed had admissions of 7,164, adjusted admissions of 11,700, outpatient visits of 48,068 and surgeries of 11,602 in the year ended December 31, 2001. The facilities that were sold or closed had admissions of 14,576, adjusted admissions of 19,856, outpatient visits of 127,154 and surgeries of 19,541, in the year ended December 31, 2000.

Salaries and benefits (which include contract nursing), as a percentage of revenues, increased to 42.3% in the year ended December 31, 2001 from 41.4% in the year ended December 31, 2000. Same facility salaries and benefits increased 0.7% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due primarily to $5.5 million of non-cash stock option expense in 2001, an increase in the number of full time equivalent employees primarily at the corporate office and a smaller favorable adjustment relating to Triad’s retirement plan contributions of $1.3 million in 2001 compared to $2.8 million in 2000. This was partially offset by productivity increases. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 43.1% in the year ended December 31, 2001. This includes approximately $3.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office and approximately $1.0 million in severance cost for a reduction in force at QHR. Also included in salaries and benefits for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facilities sold or closed were $27.2 million in the year ended December 31, 2001 compared to $59.4 million in the year ended December 31, 2000, which included approximately $2.6 million of severance costs associated with the closure of two facilities.

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

Provision for doubtful accounts, as a percentage of revenues, increased to 9.0% in the year ended December 31, 2001 compared to 8.4% in the year ended December 31, 2000. Same facility provision for doubtful accounts increased 1.4% as a percentage of revenue in the year ended December 31, 2001 compared to the year ended December 31, 2000. This was due, in part, to an increase in emergency room visits, primarily in Texas, which typically have a higher incidence of uninsured accounts. Triad also refined the estimation process of the allowance for doubtful accounts resulting in a $2.0 million reduction in the provision in 2000. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 8.7% in the year ended December 31, 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation process with those of Triad. Provision for doubtful accounts for the facilities sold or closed was $6.8 million in the year ended December 31, 2001 compared to $13.7 million in the year ended December 31, 2000.

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

Gain on sale of assets was $23.1 million during the year ended December 31, 2001, due primarily to the sale of one hospital facility in the fourth quarter of 2001. Gain on sale of assets was $7.9 million during the year ended December 31, 2000, due primarily to the sale of one hospital facility and Triad’s partnership interest in a rehabilitation hospital.

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

Income tax provision was $42.5 million in the year ended December 31, 2001 compared to $12.9 million in the year ended December 31, 2000. As discussed previously, included in the income tax provision for the year ended December 31, 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization, nondeductible expense for impairments and ESOP expense.

Liquidity and Capital Resources

Cash provided by operating activities was $358.3 million in the year ended December 31, 2002 compared to $318.3 million in the year ended December 31, 2001. The increase was due to the acquisition of Quorum and improved same facility operations in 2002 compared to 2001. This was offset by an increase in accounts receivable and inventories and other assets in 2002 compared to 2001. In addition, the increase in accounts payable and other liabilities was less in 2002 than in 2001, due primarily to timing of payments in 2001.

Cash used in investing activities was $261.8 million in the year ended December 31, 2002 compared to $1,453.1 million in the year ended December 31, 2001. This was due to $1,386.6 million, net of cash acquired, paid during the year ended December 31, 2001 for the merger with Quorum and acquisition of SouthCrest Hospital, compared to $10.1 million paid for the acquisition of one hospital in 2002. Distributions received from non-consolidating joint ventures increased $14.0 million in 2002 compared to 2001. This was partially offset by $127.8 million in proceeds on the sale of five hospitals, one of which was closed during 2000, in the year ended December 31, 2001 compared to $6.8 million in proceeds on miscellaneous asset sales during the year ended December 31, 2002. In addition, capital expenditures increased to $296.6 million in 2002 compared to $200.6 million in 2001. Triad anticipates expending approximately $370 million (approximately $260 million for expansion and development) in capital expenditures in 2003.

Cash used in financing activities was $44.5 million in the year ended December 31, 2002 compared to cash provided by financing activities of $1,144.4 million in the year ended December 31, 2001. This was due to the financing activity as part of the Quorum merger in 2001.

Triad filed a shelf registration statement with the SEC, which became effective on October 18, 2002. The registration statement provides for the potential issuance of up to $800 million of a variety of securities, including common stock, preferred stock, debt, and warrants. Triad believes that a shelf registration will put it in a position to periodically take advantage of potential strategic or capital markets opportunities. The registration statement provides that Triad intends to use the net proceeds from the sale of any securities for general corporate purposes, including refinancing of indebtedness, working capital, capital expenditures, acquisitions, and repurchases and redemptions of securities.

Triad’s indebtedness consists of a Tranche A term loan of $225.0 million bearing interest at LIBOR plus 2.25% (3.67% at December 31, 2002) with principal amounts due through 2007, a Tranche B term loan of $542.5 million bearing interest at LIBOR plus 3.0% (4.42% at December 31, 2002) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009 and $325.0 million of senior subordinated notes, which has unamortized discount of $6.2 million, bearing interest at 11.00% with principal amounts due in 2009. The senior subordinated notes are callable, at Triad’s option, in May 2004 and the senior notes are callable, at Triad’s option, in May 2005. At December 31, 2002 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.25%. No amounts were outstanding under the line of credit at December 31, 2002. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of December 31, 2002, Triad had $36.3 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction depending upon the total leverage of Triad.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In June 2002, Triad completed an amendment to its bank credit facility which favorably modified restrictions on new indebtedness, use of proceeds from debt and equity transactions, capital expenditures and various other restrictions. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

Triad has entered into interest rate swap agreements which are designated as cash flow hedges. In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.76% at December 31, 2002. Subsequent to December 31, 2002, the LIBOR rate was reset at 1.38%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.41% at December 31, 2002. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contracts.

The following tables show the total future contractual obligations and other commercial commitments of Triad as of December 31, 2002 (in millions):

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$72.8	$92.3	$91.6	$96.7	$222.5	$1,122.3	$1,698.2
Operating leases	37.1	35.9	30.2	23.6	16.2	56.1	199.1

Total contractual obligations	$109.9	$128.2	$121.8	$120.3	$238.7	$1,178.4	$1,897.3

Other Commercial Commitments
Standby letters of credit	$—	$—	$—	$—	$36.3	$—	$36.3

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At December 31, 2002, the amounts subject to the guarantees were $13.6 million. Triad has $3.0 million reserved at December 31, 2002 for the estimated loan defaults that would be covered under the guarantees.

Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in the Executive Stock Purchase Plan during the second quarter of 2002. No amounts remain outstanding on the loans. The loans were recorded in Unearned ESOP compensation and stockholder notes receivable in the consolidated balance sheets.

At December 31, 2002, Triad had working capital of $399.2 million. Management expects that operating cash flows and its revolving credit line will provide sufficient liquidity for fiscal 2003. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

In August 2002, Triad opened a new hospital in Las Cruces, New Mexico. The total project cost of this facility was approximately $68 million.

On July 1, 2002, Triad completed the acquisition of all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million.

On February 17, 2002, Triad opened a replacement hospital that was initiated by Quorum, in Vicksburg, Mississippi. The total project cost of this facility was approximately $106 million.

Triad has commenced development of a replacement hospital in Bentonville, Arkansas. The project is expected to be completed in the second quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of December 31, 2002, approximately $30 million had been spent on this project.

Triad has entered into a development agreement to construct a new hospital in Mesquite, Nevada. The project commenced in the first quarter of 2003 and is expected to be completed in the second quarter of 2004. The anticipated cost of this project is approximately $30 million.

Triad anticipates that it will begin development of a new hospital in Tucson, Arizona during the third quarter of 2003. The anticipated cost of the project is approximately $85 million and completion is expected in the first quarter of 2005.

Triad has entered into a joint venture with a not-for-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the joint venture partner funding the remainder. Triad would also lease its existing facility to the joint venture.

Triad has entered into a letter of intent to form a partnership with a not-for-profit hospital in Springfield, Oregon. Triad would own approximately 80% of the partnership. The not-for-profit hospital would contribute its current facility to the partnership. The partnership intends to construct a replacement facility for approximately $80 million. Triad anticipates that a definitive agreement could be completed in the second quarter of 2003.

Triad has entered into a letter of intent to be a capital partner in building a replacement acute care hospital in Palmer, Alaska. Triad would be the majority partner with the existing local not-for-profit hospital, owning approximately 75% of the partnership. The replacement facility would cost approximately $88 million. Triad anticipates that a definitive agreement could be completed in the second quarter of 2003.

One of Triad’s non-consolidating joint ventures is constructing a new acute care hospital. Triad’s investment in this project will be approximately $20 million, funded by partnership distributions it would have otherwise received. Triad has contributed approximately $10 million for this project as of December 31, 2002.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $85 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2003 although the agreement would be contingent upon certain state regulatory approvals.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $34 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2003.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $135 million related to these projects.

Triad expects that the above referenced projects will be funded with either operating cash flows, existing credit facilities, or proceeds from the sales of securities using the shelf registration statement.

Recent Accounting Pronouncements

Triad adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 “Business Combinations” and Statement of Financial Accounting Standards No. 28 “Accounting for Preacquisition Contingencies of Purchased Enterprises” and eliminates pooling of interests accounting for business combinations for transactions entered into after July 1, 2001. The adoption of SFAS 141 did not have a significant impact on the results of operations or the financial condition of Triad. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 “Intangible Assets” which changes the accounting for goodwill. The adoption of SFAS 142 eliminates the periodic amortization of goodwill and institutes an annual review of the fair value of goodwill. The elimination of goodwill amortization would have increased net income by $29.7 million and $6.3 million for the years ended December 31, 2001 and 2000, respectively. Impairment of goodwill would be recorded if the fair value of the goodwill is less than the book value. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. SFAS 142 required the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment test would have been recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses would be reflected in operating income. Triad has determined that the change in impairment testing did not have an impact on Triad’s results of operations or financial position. Triad completed the annual testing in the fourth quarter of 2002 and no impairments were required.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad will adopt the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 will reduce income from operations by $3.2 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on retirement of debt.

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

The Financial Accounting Standards Board, in November 2002, issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad does not anticipate that FIN 45 will have a material impact on its results of operations or financial position.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and is effective for fiscal years ending after December 15, 2002. Triad has adopted the disclosure provisions of SFAS 148 effective December 31, 2002. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 148.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about those investigations or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the Department of Justice remains active in and has elected to intervene in eight actions. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

In December 2000, HCA entered into an agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the Department of Justice. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government involving DRG coding, outpatient laboratory billing and home health issues. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

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

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million.

The understanding does not include resolution of outstanding civil issues with the Department of Justice and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

In December 2002, HCA reached an understanding with the Civil Division of the Department of Justice to recommend an agreement to settle, subject to certain conditions, the litigation brought by the Division against HCA, including the remaining outstanding issues of cost reports and physician relations, in exchange for a payment by HCA of $631 million, plus interest. HCA has stated that this understanding, which is subject to approvals by senior Department of Justice officials and execution of definitive documents, would effectively end the Division’s investigation of HCA. HCA also agreed in principle with representatives of states that may have similar claims against HCA to pay $17.5 million to resolve these claims. HCA will also pay the legal fees of certain whistleblowers’ attorneys.

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

Effects of Inflation and Changing Prices

Various Federal, state and local laws have been enacted that, in certain cases, limit Triad’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Medicare revenues were approximately 32.0% in 2002, 32.2% in 2001, and 29.6% in 2000.

Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. Although Medicare prospective payments increased in 2002 and 2001, management anticipates that the average rate of increase in Medicare prospective payments will decline slightly in 2003. In addition, as a result of increasing regulatory and competitive pressures, Triad’s ability to maintain operating margins through price increases to non-Medicare patients is limited.

Health Care Reform

In recent years, an increasing number of legislative proposals have been introduced in or proposed by Congress and some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by a reduction in payments by government programs, including Medicare and Medicaid, to health care providers (similar to the reductions incurred as part of BBA as previously discussed). While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

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

In January 2002, Triad entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.76% at December 31, 2002. Subsequent to December 31, 2002, the LIBOR rate was reset at 1.38%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 1.41% at December 31, 2002.

With respect to Triad’s interest-bearing liabilities, approximately $767.5 million of long-term debt at December 31, 2002 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.5 million at December 31, 2002 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,769.9 million at December 31, 2002. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $5.7 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in Triad’s consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth under the headings “Election of Directors” and “Named Executive Officers Who Are Not Directors” in the definitive proxy materials of Triad to be filed in connection with its 2003 Annual Meeting of Stockholders. The information required by this Item to be contained in such definitive proxy materials is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth under the heading “Executive Compensation” in the definitive proxy materials of Triad to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials of Triad to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth under the heading “Certain Transactions” in the definitive proxy materials of Triad to be filed in connection with its 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1

Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

2.2

Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum Health Group, Inc. and Triad Hospitals, Inc. (the “Merger Agreement”), incorporated by reference from Triad Hospitals’ Current Report on Form 8-K dated October 18, 2000.

3.1

Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated by reference from Exhibit 3.1 to Triad Hospitals’ Post Effective Amendment No. 1 on Form S-8 to the Registration Statement Form S-4.

3.2	Bylaws of Triad Hospitals as amended February 18, 2000 incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000.

3.3	Certificate of Incorporation of Triad Holdings, incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999.

3.4	Bylaws of Triad Holdings, incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999.

4.1

Indenture (including form of 11% Senior Subordinated Notes due 2009) dated as of May 11, 1999, between Healthtrust and Citibank N.A. as Trustee, incorporated by reference from Exhibit 4.2(a) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.2

Registration Rights Agreement dated as of May 11, 1999 between Healthtrust and the Initial Purchasers named therein, incorporated by reference from Exhibit 4.4(a) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.3

Triad Assumption Agreement dated May 11, 1999 between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 4.4(b) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.4

Holdings Assumption Agreement dated May 11, 1999 between Triad Hospitals, Inc. and Triad Holdings, incorporated by reference from Exhibit 4.4(c) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.5

Guarantor Assumption Agreements dated May 11, 1999 between Triad Holdings and the Guarantors signatory thereto, incorporated by reference from Exhibit 4.4(d) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.6

Indenture (including form of 8 ¾% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.

4.7

Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.1

Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.2

Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.2 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.3

Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.4

Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.5 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.5

Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.6

Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001, incorporated by reference from Exhibit 10.4 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.

10.7	Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.8	Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.9

Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated by reference from Exhibit B to Triad Hospitals’ definitive Proxy Statement on Schedule 14A of Triad’s annual meeting held on May 29, 2001.

10.10

Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001.

10.11

Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2001.

10.12

Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2001.

10.13

Amendment No. 3 dated as of February 7, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A., incorporated herein by reference from Exhibit 10.21 on Form 10-K for the year ended December 31, 2001.

10.14

Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum’s definitive Proxy Statement on Schedule 14A for Quorum’s annual meeting held on November 10, 1997.

10.15

Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of the Subsidiaries of Triad Hospitals.

23.1	Consent of Ernst & Young LLP.

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002:

On October 22, 2002, Triad reported that it had issued a press release of its third quarter earnings.

On November 1, 2002, Triad reported that a company not affiliated with Triad erroneously filed a current report on Form 8-K using the Electronic Data Gathering, Analysis and Retrieval access codes for Triad.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By: /s/  JAMES D. SHELTON

James D. Shelton

Chairman, President and Chief Executive Officer

Dated:  March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. SHELTON James D. Shelton	Chairman of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 27, 2003

/s/ MICHAEL J. PARSONS Michael J. Parsons	Executive Vice President and Chief Operating Officer; Director	March 27, 2003

/s/ BURKE W. WHITMAN Burke W. Whitman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 27, 2003

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	March 27, 2003

/s/ DALE V. KESLER Dale V. Kesler	Director	March 27, 2003

/s/ THOMAS G. LOEFFLER, Esq. Thomas G. Loeffler, Esq.	Director	March 27, 2003

/s/ UWE E. REINHARDT, Ph.D Uwe E. Reinhardt, Ph.D	Director	March 27, 2003

/s/ MARVIN T. RUNYON Marvin T. Runyon	Director	March 27, 2003

/s/ GALE E. SAYERS Gale E. Sayers	Director	March 27, 2003

/s/ DONALD B. HALVERSTADT, M.D. Donald B. Halverstadt, M.D.	Director	March 27, 2003

/s/ BARBARA A. DURAND, Ed.D. Barbara A. Durand, Ed.D.	Director	March 27, 2003

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 27, 2003

/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Director	March 27, 2003

TRIAD HOSPITALS, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, James D. Shelton, certify that:

1.	I have reviewed this annual report on Form 10-K of Triad Hospitals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/  JAMES D. SHELTON

Chairman of the Board, President and

Chief Executive Officer

CERTIFICATIONS

I, Burke W. Whitman, certify that:

1.	I have reviewed this annual report on Form 10-K of Triad Hospitals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ BURKE W. WHITMAN

Executive Vice President and

Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of management of Triad Hospitals, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill.

/s/  ERNST & YOUNG, LLP

Dallas, Texas

February 7, 2003

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31 2002, 2001 AND 2000

(Dollars in millions, except per share amounts)

	2002	2001	2000

Revenues	$3,541.1	$2,669.5	$1,235.5

Salaries and benefits	1,488.4	1,128.5	511.1
Reimbursable expenses	59.0	41.6	—
Supplies	546.8	411.2	185.6
Other operating expenses	647.0	501.7	259.8
Provision for doubtful accounts	272.8	239.9	103.6
Depreciation	161.4	134.4	76.1
Amortization	6.0	35.7	7.1
Interest expense, net of capitalized interest of $4.6 and $4.6 for the years ended December 31, 2002 and 2001, respectively	136.7	127.6	62.2
Interest income	(1.7)	(1.6)	(4.9)
ESOP expense	10.8	9.3	7.1
Litigation settlements	(10.4)	—	—
Gain on sales of assets	(4.5)	(23.1)	(7.9)
Impairments of long-lived assets	—	23.1	8.0

	3,312.3	2,628.3	1,207.8

Income from operations before minority interests, equity in earnings (loss) and income tax provision	228.8	41.2	27.7
Minority interests in earnings of consolidated entities	(14.8)	(7.2)	(9.0)
Equity in earnings (loss) of affiliates	21.7	14.5	(1.4)

Income from operations before income tax provision	235.7	48.5	17.3
Income tax provision	(94.2)	(42.5)	(12.9)

Income from operations	141.5	6.0	4.4
Extraordinary loss on retirement of debt, net of income tax benefit of $2.0 in 2001	—	(3.2)	—

Net income	$141.5	$2.8	$4.4

Income per common share:
Basic:
Operations	$1.97	$0.10	$0.14
Extraordinary loss on retirement of debt	—	(0.06)	—

Net	$1.97	$0.04	$0.14

Diluted:
Operations	$1.89	$0.10	$0.13
Extraordinary loss on retirement of debt	—	(0.05)	—

Net	$1.89	$0.05	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(Dollars in millions)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$68.3	$16.3
Restricted cash	—	5.7
Accounts receivable, less allowances for doubtful accounts of $174.4 and $192.4 at December 31, 2002 and 2001, respectively	507.4	446.6
Inventories	95.5	82.2
Deferred income taxes	62.3	103.1
Prepaid expenses	36.6	23.2
Other	74.3	70.2

	844.4	747.3
Property and equipment, at cost:
Land	171.5	126.4
Buildings and improvements	1,340.6	1,173.4
Equipment	1,150.8	998.1
Construction in progress (estimated cost to complete and equip after December 31, 2002—$205.8 million)	79.6	175.8

	2,742.5	2,473.7
Accumulated depreciation	(787.3)	(656.7)

	1,955.2	1,817.0
Goodwill	1,224.0	1,215.2
Intangible assets, net of accumulated amortization	72.0	80.6
Investment in and advances to affiliates	179.7	189.4
Other	106.3	115.8

Total assets	$4,381.6	$4,165.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132.5	$122.4
Accrued salaries	107.6	80.0
Current portion of long-term debt	73.1	30.9
Other current liabilities	132.0	133.0

	445.2	366.3
Long-term debt	1,618.9	1,742.9
Other liabilities	86.6	68.4
Deferred taxes	151.1	132.1
Minority interests in equity of consolidated entities	125.3	124.1
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 74,937,635 and 72,202,736 shares issued and outstanding at December 31, 2002 and 2001, respectively	0.7	0.7
Additional paid-in capital	1,883.5	1,810.2
Unearned ESOP compensation and stockholder notes receivable	(20.7)	(32.9)
Accumulated other comprehensive loss	(4.0)	—
Accumulated earnings (deficit)	95.0	(46.5)

Total stockholders’ equity	1,954.5	1,731.5

Total liabilities and stockholders’ equity	$4,381.6	$4,165.3

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation and Stockholder Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2000	33,943,282	$0.3	$653.4	$(40.1)	$—	$(53.7)	$559.9
Issuance of common stock under employee plans	219,609	—	2.8	—	—	—	2.8
Stock options exercised	620,925	0.1	7.0	—	—	—	7.1
Income tax benefit from stock options exercised	—	—	(1.1)	—	—	—	(1.1)
ESOP compensation earned	—	—	3.7	3.4	—	—	7.1
Stock compensation expense	—	—	0.9	—	—	—	0.9
Spin-off transactions with HCA	—	—	(7.4)	—	—	—	(7.4)
Net income	—	—	—	—	—	4.4	4.4

Balance December 31, 2000	34,783,816	0.4	659.3	(36.7)	—	(49.3)	573.7
Issuance of common stock under employee plans	244,252	—	5.4	—	—	—	5.4
Stock options exercised	1,388,288	—	21.6	—	—	—	21.6
Income tax benefit from stock options exercised	—	—	11.8	—	—	—	11.8
Issuance of common stock for Quorum acquisition	35,786,380	0.3	1,069.2	—	—	—	1,069.5
Fair value of converted options	—	—	31.4	—	—	—	31.4
ESOP compensation earned	—	—	5.9	3.4	—	—	9.3
Stock compensation expense	—	—	5.6	—	—	—	5.6
Repayment of Executive Stock Purchase Plan loan	—	—	—	0.4	—	—	0.4
Net income	—	—	—	—	—	2.8	2.8

Balance December 31, 2001	72,202,736	0.7	1,810.2	(32.9)	—	(46.5)	1,731.5
Net income	—	—	—	—	—	141.5	141.5
Net change in fair value of interest rate swaps, net of income tax benefit of $2.4 million	—	—	—	—	(4.0)	—	(4.0)

Comprehensive income							137.5

Issuance of common stock under employees plans	371,700	—	9.1	—	—	—	9.1
Stock options exercised	2,363,199	—	33.3	—	—	—	33.3
Income tax benefit from stock options exercised	—	—	21.8	—	—	—	21.8
ESOP compensation earned	—	—	7.3	3.5	—	—	10.8
Stock compensation expense	—	—	0.4	—	—	—	0.4
Repayment of Executive Stock Purchase Plan loans	—	—	1.4	8.7	—	—	10.1

Balance at December 31, 2002	74,937,635	$0.7	$1,883.5	$(20.7)	$(4.0)	$95.0	$1,954.5

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Dollars in millions)

	2002	2001	2000
Cash flows from operating activities:
Net income	$141.5	$2.8	$4.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	272.8	239.9	103.6
Depreciation and amortization	167.4	170.1	83.2
ESOP expense	10.8	9.3	7.1
Minority interests	14.8	7.2	9.0
Equity in (earnings) loss of affiliates	(21.7)	(14.5)	1.4
Gain on sales of assets	(4.5)	(23.1)	(7.9)
Deferred income tax provision	83.7	39.6	11.8
Impairment of long-lived assets	—	23.1	8.0
Non-cash interest expense	9.0	10.3	1.0
Non-cash stock option expense	0.4	5.6	0.9
Extraordinary loss on retirement of debt, net of tax	—	3.2	—
Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
Accounts receivable	(332.7)	(193.2)	(116.9)
Inventories and other assets	(23.1)	13.3	(22.0)
Accounts payable and other current liabilities	18.2	25.0	(19.9)
Other	21.7	(0.3)	7.9

Net cash provided by operating activities	358.3	318.3	71.6

Cash flows from investing activities:
Purchases of property and equipment	(296.6)	(200.6)	(94.4)
Distributions and advances from affiliates	31.7	17.7	22.7
Proceeds received on sale of assets	6.8	127.8	20.7
Acquisitions, net of cash acquired of $(8.3) million and $(0.4) million in the years ended December 31, 2001 and 2000, respectively	(10.1)	(1,386.6)	(118.8)
Restricted cash	5.7	(5.7)	—
Other	0.7	(5.7)	(1.6)

Net cash used in investing activities	(261.8)	(1,453.1)	(171.4)

Cash flows from financing activities:
Payments of long-term debt	(83.8)	(581.6)	(17.5)
Proceeds from long-term debt	—	1,752.7	51.0
Payment of debt issue costs	(1.5)	(45.8)	(1.5)
Proceeds from issuance of common stock	42.4	27.0	9.9
Proceeds from executive stock purchase plan loans	10.1	—	—
Distributions to minority partners	(11.7)	(7.9)	(6.3)

Net cash provided by (used in) financing activities	(44.5)	1,144.4	35.6

Change in cash and cash equivalents	52.0	9.6	(64.2)
Cash and cash equivalents at beginning of period	16.3	6.7	70.9

Cash and cash equivalents at end of period	$68.3	$16.3	$6.7

Cash paid for:
Interest	$132.2	$112.9	$60.5
Income taxes, net of refunds	$12.5	$5.0	$2.6

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Reporting Entity

Triad Hospitals, Inc. (“Triad”) is a holding company whose affiliates own 49 general, acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes, one hospital under construction and two hospitals that are leased to third parties. Triad is also a minority investor in three joint ventures that own six general, acute care hospitals in Georgia and Nevada. On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad (see NOTE 2).

Principles of Consolidation

The consolidated financial statements include the accounts of Triad and all affiliated subsidiaries and entities controlled by Triad through Triad’s direct or indirect ownership of a majority voting interest. All material intercompany transactions have been eliminated. Investments in entities which Triad does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

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

Equity

On May 11, 1999, HCA, Inc. (“HCA”) completed the spin-off of Triad to its shareholders by a pro rata distribution of common stock in Triad. Equity for the year ended December 31, 2000 includes certain post spin-off related settlements with HCA.

Revenues

Triad’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated settlements resulted in increases to revenues of $8.5 million, $5.5 million and $8.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

In association with ongoing federal investigations into certain of HCA’s business practices (see NOTE 16), applicable governmental agencies ceased the settlement of cost reports. On March 28, 2002, HCA announced that it had reached an understanding with the Centers for Medicare and Medicaid Services (“CMS”) to resolve all Medicare cost reports for cost reporting periods ended on or before July 31, 2001. The understanding with CMS is subject to approval by the U.S. Department of Justice (the “DOJ”), which has not yet been obtained, and execution of a definitive written agreement. The understanding with CMS does not include resolution of the outstanding civil issues with the DOJ and relators with respect to cost reports and physician relations. On December 18, 2002, HCA announced that it had reached an understanding with the DOJ to settle the DOJ’s outstanding civil cases with respect to cost reports and physician relations, subject to approval by senior officials at the DOJ, the approval by the DOJ of the settlement with CMS, execution of definitive settlement documents and court approval. Due to the cost reports not yet being finally settled, Triad is not receiving all of the updated information which has historically been the basis used to adjust estimated settlement amounts. At this time, Triad cannot predict when, or if, the historical cost report settlement process will be completed. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. The estimated net cost report settlements as of December 31, 2002 and 2001 of approximately $9.3 million and $34.8 million, respectively, are included as a reduction to accounts receivable in the accompanying balance sheet. In connection with the spin-off from HCA (see NOTE 15), HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the spin-off. Triad will be responsible for the filing of these cost reports and any terminating cost reports. Triad has recorded a net receivable from HCA relating to the indemnification of $23.7 million and $24.2 million as of December 31, 2002 and 2001, respectively.

Triad provides care without charge to patients who are financially unable to pay for the health care services they receive. Because Triad does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

Cash and Cash Equivalents

Cash equivalents consist of all investments with an original maturity of three months or less.

Restricted Cash

Restricted cash consisted of cash funded to an escrow account for the purpose of satisfying deductibles under Triad’s general and professional liability risk policy.

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2002, 2001 and 2000, approximately

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

32.0%, 32.2% and 29.6%, respectively, of Triad’s revenues related to patients participating in the Medicare program. Triad recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. During the years ended December 31, 2002, 2001 and 2000 approximately 39.3%, 35.9% and 31.0%, respectively, of Triad’s revenues related to patients in various managed care plans. Approximately half of Triad’s facilities are located in the states of Alabama, Indiana, and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular payer or geographic area that would subject it to any significant credit risks in the collection of its accounts receivable.

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad estimates these allowances based on historical net write offs of uncollectible accounts. Triad’s policy is to write off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. If payers’ ability to pay deteriorates, additional allowances may be required.

Inventories

Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Property, Equipment, and Other Amortizable Intangible Assets

Property and equipment are stated at the lower of cost or market. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

Depreciation expense, computed using the straight-line method, was $161.4 million, $134.4 million and $76.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

Other amortizable intangible assets are comprised of acquired management contracts which are amortized using the straight-line method over a period of 15 years and non-compete agreements that are being amortized based on the terms of the respective contracts.

When events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other amortizable intangible assets might be impaired, Triad prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required.

On January 1, 2002 Triad adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121 by removing goodwill from its scope. The adoption of SFAS 144 would impact the results of operations and the

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

financial position of Triad if a component of Triad’s business is designated as held for sale after adoption of SFAS 144. Components designated as held for sale would be reported separately as discontinued operations with prior periods restated. Currently, Triad has not designated any components as held for sale under SFAS 144, but could do so in the future.

Goodwill and Other Non-Amortizable Assets

Triad adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. SFAS 142 required the completion of the initial step of a transitional impairment test within six months of adoption. Any impairment loss resulting from the transitional impairment would have been recorded as a cumulative effect of a change in accounting principle.

Goodwill is the excess of the purchase price in an acquisition over the fair value of identifiable assets acquired. Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method, generally over periods ranging from 30-40 years for hospital acquisitions and periods ranging from 5-20 years for physician practice and clinic acquisitions. After the adoption of SFAS 142, Triad reviews goodwill for impairment annually during the fourth quarter. Triad determines the fair value of the reporting units using discounted future cash flows. If the fair value of the reporting unit is less than the carrying value, an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of impairment would be the difference between the carrying amount of the goodwill and the fair value of goodwill. No impairment charges were recorded during the year ended December 31, 2002 from the adoption of SFAS 142 or subsequent annual impairment testing.

Income Taxes

Triad accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax provision consists of Triad’s current provision for federal and state income taxes and the change in Triad’s deferred income tax assets and liabilities. While Triad has considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event Triad were to determine that the realization of its deferred tax asset in the future is different than its net recorded amount, an adjustment to income would be necessary.

General and Professional Liability Risks

Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad obtained

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

insurance coverage on a claims incurred basis from HCA’s wholly owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad’s existing coverage on August 1, 2001. The cost of general and professional liability coverage is based on insurance premiums paid and actuarially determined estimates for deductibles. The cost for the years ended December 31, 2002, 2001, and 2000 was approximately $74.1 million, $43.6 million and $22.2 million, respectively. Estimated liabilities for general and professional liability risks are actuarially determined and discounted using an interest rate of 6%. The estimated liability was $71.1 million and $36.0 million at December 31, 2002 and 2001, respectively.

For periods after the spin-off, Triad instituted its own self-insured programs for workers compensation and health insurance. Prior to the spin-off, Triad participated in self-insured programs for workers’ compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers’ compensation and health claims incurred prior to the spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Estimated liabilities for workers compensation were $13.6 million and $9.6 million at December 31, 2002 and 2001, respectively. Estimated liabilities for health claim liability risk were $14.9 million and $13.5 million at December 31, 2002 and 2001, respectively.

There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases and anticipated volume of services provided. Ultimate actual payments for workers compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates could result in adjustments to the liability.

Reimbursable Expenses

Triad’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”) recognizes revenue based on a contractually determined rate, plus direct costs associated with the contract. The direct costs relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. The salaries and benefits of these employees are legal obligations of and are paid by QHR, and are reimbursed by the managed hospitals. The direct costs are recorded as revenues and reimbursable expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards 107 “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt was determined by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

Derivative Financial Instruments

Triad accounts for its derivatives under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income),

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

depending on whether the derivative is being used to hedge changes in fair value or cash flows. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features.

Stock-Based Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and is effective for fiscal years ending after December 15, 2002. Triad has adopted the disclosure provisions of SFAS 148 effective December 31, 2002. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 148.

As of December 31, 2002 Triad has two stock-based compensation plans, which are described more fully in Note 11. Triad accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. On April 28, 2000, Triad granted 900,056 stock options with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the number of shares available. Shareholder approval was granted on May 23, 2000. Compensation expense was recognized based on the difference between the market price of the common stock on the date the shareholder approval and the market price of the common stock on the date of grant amortized over the vesting period. Triad also has a Management Stock Purchase Plan (“MSPP”), which provides certain members of management an opportunity to purchase restricted shares of common stock at a discount through payroll deductions over six month intervals. These restrictions lapse three years after the date of purchase. Stock-based compensation of $0.2 million, $3.6 million and $0.8 million was recognized in the years ended December 31, 2002, 2001 and 2000, respectively, using the intrinsic value of the options. Triad has granted stock options to non-employees. Stock-based compensation of $0.2 million, $2.0 million and $0.1 million was recognized for the years ended December 31, 2002, 2001 and 2000, respectively, using the fair value of the options on the date of grant. As a result of the merger with Quorum, the non-cash stock option expense was accelerated during the year ended December 31, 2001 (see NOTE 11). The following table illustrates the effect on net income and earnings per share if Triad had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation (dollars in millions except per share amounts).

	For the years ended December 31,
	2002	2001	2000
Net income as reported	$141.5	$2.8	$4.4
Add: Stock option expense recorded, net of income tax	0.1	2.1	0.5
Less: Fair value stock option expense, net of income tax	(17.4)	(20.2)	(5.0)

Pro forma net income (loss)	$124.2	$(15.3)	$(0.1)

Basic income per share, as reported	$1.97	$0.04	$0.14
Add: Stock option expense recorded, net of income tax	—	0.04	0.02
Less: Fair value stock option expense, net of income tax	(0.24)	(0.35)	(0.16)

Pro forma basic income (loss) per share	$1.73	$(0.27)	$—

Diluted income per share, as reported	$1.89	$0.05	$0.13
Add: Stock option expense recorded, net of income tax	—	0.04	0.01
Less: Fair value stock option expense, net of income tax	(0.20)	(0.34)	(0.15)

Pro forma diluted income (loss) per share	$1.69	$(0.25)	$(0.01)

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

The fair values of stock options granted used to compute pro forma net income (loss) disclosures were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the years ended December 31:

	2002	2001	2000
Risk free interest rate	4.09%	4.86%	6.50%
Expected life	5 years	5 years	5 years
Expected volatility	54.9%	58.9%	43.5%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which is required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified into income from operations. Triad adopted the provisions of SFAS 145 on January 1, 2003. The impact of adoption of SFAS 145 will reduce income from operations by $3.2 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on retirement of debt (see NOTE 7).

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

The Financial Accounting Standards Board in November 2002, issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad does not anticipate that FIN 45 will have a material impact on its results of operations or financial position.

NOTE 2—ACQUISITIONS

On April 27, 2001, Triad completed the previously announced merger of Quorum with and into Triad with Triad being the surviving corporation. Triad is the acquiror for accounting purposes based on several considerations, including, in particular, that the former Quorum shareholders are not able to replace a majority of Triad’s board of directors until at least the 2003 annual meeting of shareholders. The merger was accounted for under the purchase method of accounting and the results of operations for Quorum are included in Triad’s results of operations beginning May 1, 2001. The purchase price of $2,434.3 million was allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained independent appraisals of acquired property

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS (continued)

and equipment and identifiable intangible assets and their remaining useful lives. Triad has also reviewed and determined the fair value of other assets and liabilities assumed. The allocation was completed on April 27, 2002. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisition are summarized below (in millions):

Working capital	$242.8
Property and equipment	941.8
Other assets	301.7
Net investment in held for sale assets	65.8
Long-term debt	(10.2)
Other non-current liabilities	(84.0)
Minority interests	(73.1)
Goodwill	1,049.5

$2,434.3

On May 2, 2001, Triad sold two acute care hospitals in Minot, North Dakota acquired in the merger with Quorum for $38.0 million plus $8.2 million for working capital. Additionally, one hospital acquired in the merger with Quorum was designated as held for sale prior to the completion of the merger. The purchase price allocated to these assets was equal to the sales prices of the hospitals plus the cash flows for the holding period and the interest expense on the incremental debt incurred for the purchase of the hospitals. On August 7, 2001, Triad sold to an affiliate of a former member of Triad’s board of directors its hospital in Baton Rouge, Louisiana for $19.0 million plus assumption of liabilities of $2.3 million. The results of operations of this entity are not included in Triad’s results of operations. The pre-tax loss from continuing operations for this hospital and the associated interest expense excluded was $0.4 million and $0.4 million, respectively, during the year ended December 31, 2001.

In 2001, subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisition discussed previously had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of the acquisition. The pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in millions, except per share data).

	For the years ended December 31,
	2001	2000
Revenues	$3,301.2	$3,103.4
Net income (loss)	$1.5	$(28.1)
Net income (loss) per share:
Basic	$0.02	$(0.42)
Diluted	$0.02	$(0.42)

On July 1, 2002, Triad completed the acquisition of all the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas for $10.1 million in cash.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The goodwill allocated to Triad’s reportable segments at December 31, 2002 and 2001 is as follows (in millions):

	2002	2001
Owned operations	$1,143.0	$1,134.4
Management services	61.1	60.9
Corporate and other	19.9	19.9

Total	$1,224.0	$1,215.2

The change in the carrying amount of goodwill subsequent to December 31, 2001 was due primarily to the completion of the Quorum purchase price allocation (see NOTE 2).

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $6.0 million, $4.2 million and $0.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization expense relating to these intangible assets will be approximately $5.8 million per year for the next five years.

The gross carrying amount and accumulated amortization of amortized intangible assets at December 31, 2002 and 2001 are as follows (in millions):

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	$79.0	$(8.8)	$79.0	$(3.5)
Other	3.5	(1.7)	6.1	(1.0)

Total	$82.5	$(10.5)	$85.1	$(4.5)

As required by SFAS 142, results of operations for the years ended December 31, 2001 and 2000, respectively, have not been restated for the change in goodwill amortization. The following table sets forth the effect on net income and earnings per share excluding goodwill amortization which was recognized in the years ended December 31, 2001 and 2000, respectively(dollars in millions, except per share amounts).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (continued)

	For the Years Ended December 31,
	2002	2001	2000
Income from operations, as reported	$141.5	$6.0	$4.4
Add back goodwill amortization, net of income tax	—	29.7	6.3

Adjusted income from operations	141.5	35.7	10.7
Extraordinary loss on retirement of debt	—	(3.2)	—

Adjusted net income	$141.5	$32.5	$10.7

Income per share
Basic
Income from operations, as reported	$1.97	$0.10	$0.14
Goodwill amortization, net of income tax	—	0.51	0.20

Adjusted income from operations	1.97	0.61	0.34
Extraordinary loss on retirement of debt	—	(0.06)	—

Adjusted net income	$1.97	$0.55	$0.34

Diluted
Income from operations, as reported	$1.89	$0.10	$0.13
Goodwill amortization, net of income tax	—	0.49	0.18

Adjusted income from operations	1.89	0.59	0.31
Extraordinary loss on retirement of debt	—	(0.05)	—

Adjusted net income	$1.89	$0.54	$0.31

NOTE 4—SALES AND CLOSURES

On November 1, 2001, Triad sold an acute care hospital in Phoenix, Arizona for $55.3 million, including working capital. A gain of $22.0 million was recorded in the year ended December 31, 2001. This facility had revenues of $58.3 million and $64.8 million for the years ended December 31, 2001 and 2000, respectively. This facility had pre-tax income (losses) of $0.3 million and $(1.2) million for the years ended December 31, 2001 and 2000, respectively.

Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale. For the year ended December 31, 2000, this facility had revenues of $22.1 million and losses before impairment charges and income taxes of $8.9 million.

As discussed in NOTE 2, Triad sold two acute care hospitals in Minot, North Dakota and one acute care hospital in Baton Rouge, Louisiana.

On December 14, 2000, Triad sold its hospital in Sherman, Texas, which was designated as held for sale in 1999, for $16.0 million. A gain on the sale of $2.0 million was recorded during the year ended December 31, 2000. For the year ended December 31, 2000 this facility had revenues of $27.6 million and income before impairment charges and income taxes of $1.4 million.

On March 31, 2000, Triad sold its limited partnership interest in a rehabilitation hospital located in Tucson, Arizona for $4.0 million. A gain of $4.2 million was recognized on the sale.

On February 11, 2000, Triad closed its acute care hospital in Roseburg, Oregon, which was designated as held for sale. As of December 31, 2001, the carrying value of this facility was $2.8 million. For the year ended

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—SALES AND CLOSURES (continued)

December 31, 2000 this facility had revenues of $1.9 million and losses before impairment charges and income taxes of $4.7 million. The remaining assets of this facility were sold in September 2002 for $2.4 million. A minimal loss on the sale was recorded in 2002.

NOTE 5—INCOME TAXES

The income tax provision for the years ended December 31, 2002, 2001 and 2000 consists of the following (dollars in millions):

	2002	2001	2000
Current:
Federal	$—	$(0.2)	$—
State	(10.5)	(2.7)	(1.1)
Deferred:
Federal	(81.9)	(38.3)	(9.7)
State	(1.8)	(1.3)	(2.1)

	$(94.2)	$(42.5)	$(12.9)

Triad also realized a $2.0 million tax benefit from an extraordinary loss on retirement of debt in the year ended December 31, 2001. A reconciliation of the federal statutory rate to the effective income tax rate from operations follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	2.5	4.8
Coordinating adjustments	—	9.3	—
Non-deductible goodwill amortization	—	20.7	13.1
Non-deductible impairment charges	—	13.9	11.3
Non-deductible ESOP expense	1.2	4.7	8.1
Other items, net	0.5	1.5	2.2

Effective income tax rate	40.0%	87.6%	74.5%

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2002		2001
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$118.8	$—	$103.2
Accounts and other receivables	37.1	—	43.2	—
Net operating loss carryforwards	19.3	—	53.7	—
Compensation reserves	25.6	—	24.2	—
Amortization and intangible asset basis differences	—	49.1	—	38.3
Other	—	1.9	—	7.6

	82.0	169.8	121.1	149.1
Valuation allowances	(1.0)	—	(1.0)	—

	$81.0	$169.8	$120.1	$149.1

As part of the spin-off, HCA and Triad entered into a tax sharing and indemnification agreement (see NOTE 15). The tax sharing and indemnification agreement will not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of Triad except to the extent that the temporary differences giving rise to

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (continued)

such deferred tax assets and liabilities as of the spin-off are adjusted as a result of final tax settlements after the spin-off. In the event of such adjustments, the tax sharing and indemnification agreement will provide for certain payments between HCA and Triad as appropriate.

Deferred income taxes of $62.3 million and $103.1 million at December 31, 2002 and 2001, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $151.1 million and $132.1 million at December 31, 2002 and 2001, respectively. Current and noncurrent deferred taxes totaled $88.8 million and $29.0 million net deferred tax liability at December 31, 2002 and 2001, respectively.

At December 31, 2002, state net operating loss carryforwards (expiring in years 2003 through 2022) available to offset future taxable income approximated $418.4 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2002 and 2001.

At December 31, 2002, the federal net operating loss available to offset future taxable income approximated $21.7 million expiring in 2017 through 2021. Pursuant to the tax sharing and indemnification agreement, Triad is entitled to the tax benefit of such losses.

NOTE 6—IMPAIRMENT OF LONG-LIVED ASSETS

Through December 31, 2001, Triad followed the provisions of SFAS 121, which addressed accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provided guidance for recognizing and measuring impairment losses. The statement required that the carrying amount of impaired assets be reduced to fair value. All impairments relate to the owned operations segment.

During the year ended December 31, 2001, Triad recorded impairment losses of $21.2 million related to one hospital facility where the recorded intangible asset values were not deemed recoverable based upon operating results, trends and projected future cash flows. The facility will continue to be used and is now recorded at estimated fair value, based upon discounted, estimated future cash flows.

During the year ended December 31, 2001, Triad recorded further impairment losses of $1.9 million on one hospital facility, which was closed in February 2000. The facility’s carrying value of $4.7 million was reduced to fair value based on estimated selling value. This facility was sold during the year ended December 31, 2002 (see NOTE 4).

During the year ended December 31, 2000, Triad entered into negotiations to cancel one of its physician management contracts, which was substantially completed by December 31, 2000. Accordingly, the carrying value of the long-lived assets associated with this contract of approximately $1.0 million was reduced to fair value, based on estimated disposal value, resulting in a non-cash charge of $0.9 million. For the year ended December 31, 2000 this entity contributed revenues of $3.1 million and losses before impairment charges and income taxes of $2.8 million.

During the year ended December 31, 2000, the carrying value of the long-lived assets related to one facility that was closed on November 30, 2000 of $15.5 million, was reduced to fair value, based on the estimated selling value, for a non-cash charge of $7.1 million. This facility had revenues of $22.1 million and losses before impairment charges and income taxes of $8.9 million for the year ended December 31, 2000. This facility was sold during the year ended December 31, 2001 (see NOTE 4).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

Components of long-term debt at December 31 (in millions):

	Carrying Amount		Fair Value
	2002	2001	2002	2001
Revolving Credit Line	$—	$46.0	$—	$46.0
Tranche A term loan	225.0	247.5	225.0	247.5
Tranche B term loan	542.5	548.5	542.5	548.5
Senior Notes	600.0	600.0	639.8	628.5
Senior Subordinated Notes	318.8	317.8	356.3	356.7
Other	5.7	14.0	6.3	14.3

	1,692.0	1,773.8	$1,769.9	$1,841.5

Less current portion	73.1	30.9

	$1,618.9	$1,742.9

The Tranche A term loan presently bears interest at LIBOR plus 2.25% (3.67% at December 31, 2002) with principal amounts due through 2007, the Tranche B term loan presently bears interest at LIBOR plus 3.0% (4.42% at December 31, 2002) with principal amounts due through 2008, the senior notes bear interest at 8.75% with principal amounts due in 2009 and the senior subordinated notes, which are net of $6.2 million of unamortized discount, bear interest at 11.0% with principal amounts due in 2009. The senior subordinated notes are callable, at Triad’s option, in May 2004 and the senior notes are callable, at Triad’s option, in May 2005. At December 31, 2002 Triad had a $250.0 million line of credit which bears interest at LIBOR plus 2.25%. No amounts were outstanding under the revolving credit line at December 31, 2002. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. Triad had $36.3 million of letters of credit outstanding at December 31, 2002, which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Tranche A term loan is subject to reduction depending upon the total leverage of Triad. Triad has entered into two interest rate swaps which effectively convert $200.0 million of floating rate debt to fixed rates (see NOTE 9).

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In June 2002, Triad completed an amendment to its bank credit facility which favorably modified restrictions on new indebtedness, use of proceeds from debt and equity transactions, capital expenditures and various other restrictions. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

Triad recorded $1.5 million of deferred loan costs in connection with the credit agreement amendment during the year ended December 31, 2002. During the year ended December 31, 2001, Triad recorded approximately $45.8 million of debt issue costs in connection with the Quorum acquisition. These costs are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of the debt issue costs was $17.0 million and $8.9 million as of December 31, 2002 and 2001, respectively.

As a result of the debt financing with the Quorum acquisition, an extraordinary loss of $2.4 million was incurred during the second quarter of 2001 from the write off of $3.9 million of associated debt issue costs, net of tax benefit of $1.5 million. During the fourth quarter of 2001, an extraordinary loss of $0.8 million, net of tax benefit of $0.5 million, was incurred from the write off of $1.3 million of debt issue costs associated with the early retirement of Triad’s $150 million Asset Sale term loan.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 1).

A debt maturity schedule is as follows (in millions):

2003	$72.8
2004	92.3
2005	91.6
2006	96.7
2007	222.5
Thereafter	1,122.3

1,698.2
Less unamortized debt discount – Senior Subordinated Notes	6.2

$1,692.0

Triad’s senior subordinated notes and senior notes are guaranteed by all wholly owned operating subsidiaries of Triad (the “Guarantor Subsidiaries”). The guarantee obligations of the Guarantor Subsidiaries are full, unconditional and joint and several. Triad’s non-wholly owned operating subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”).

Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,943.0	$605.9	$(7.8)	$3,541.1

Salaries and benefits	0.4	1,192.0	296.0	—	1,488.4
Reimbursable expenses	—	59.0	—	—	59.0
Supplies	—	463.1	83.7	—	546.8
Other operating expenses	2.1	533.0	111.9	—	647.0
Provision for doubtful accounts	—	233.1	39.7	—	272.8
Depreciation	—	136.6	24.8	—	161.4
Amortization	—	5.6	0.4	—	6.0
Interest expense allocated	(147.7)	137.9	9.8	—	—
Interest expense, net	139.4	(4.9)	0.5	—	135.0
ESOP expense	10.8	—	—	—	10.8
Management fees	—	—	7.8	(7.8)	—
Litigation settlements	(4.5)	—	(5.9)	—	(10.4)
Gain on sales of assets	—	(4.2)	(0.3)	—	(4.5)

Total operating expenses	0.5	2,751.2	568.4	(7.8)	3,312.3

Income (loss) before minority interests, equity in earnings and income tax provision	(0.5)	191.8	37.5	—	228.8
Minority interests	—	(10.9)	(3.9)	—	(14.8)
Equity in earnings of affiliates	236.2	55.3	—	(269.8)	21.7

Income before income tax provision	235.7	236.2	33.6	(269.8)	235.7

Income tax provision	(94.2)	—	—	—	(94.2)

Net income	$141.5	$236.2	$33.6	$(269.8)	$141.5

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2001

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,296.0	$380.8	$(7.3)	$2,669.5

Salaries and benefits	5.6	937.0	185.9	—	1,128.5
Reimbursable expenses	—	41.6	—	—	41.6
Supplies	—	356.4	54.8	—	411.2
Other operating expenses	0.1	432.1	69.5	—	501.7
Provision for doubtful accounts	—	213.1	26.8	—	239.9
Depreciation	—	117.0	17.4	—	134.4
Amortization	—	32.5	3.2	—	35.7
Interest expense allocated	—	—	5.2	(5.2)	—
Interest expense, net	127.4	(1.5)	0.1	—	126.0
ESOP expense	9.3	—	—	—	9.3
Management fees	—	—	2.1	(2.1)	—
Gain on sales of assets	—	(23.1)	—	—	(23.1)
Impairment of long lived assets	—	23.1	—	—	23.1

Total operating expenses	142.4	2,128.2	365.0	(7.3)	2,628.3

Income (loss) before minority interests, equity in earnings and income tax provision	(142.4)	167.8	15.8	—	41.2
Minority interests	—	(7.6)	0.4	—	(7.2)
Equity in earnings of affiliates	190.9	30.7	—	(207.1)	14.5

Income before income tax provision	48.5	190.9	16.2	(207.1)	48.5

Income tax provision	(42.5)	—	—	—	(42.5)

Income from operations	6.0	190.9	16.2	(207.1)	6.0
Extraordinary item, net of tax	(3.2)	—	—	—	(3.2)

Net income	$2.8	$190.9	$16.2	$(207.1)	$2.8

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2000

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,176.6	$59.7	$(0.8)	$1,235.5

Salaries and benefits	0.9	495.3	14.9	—	511.1
Supplies	—	171.9	13.7	—	185.6
Other operating expenses	—	251.3	8.5	—	259.8
Provision for doubtful accounts	—	102.2	1.4	—	103.6
Depreciation	—	73.2	2.9	—	76.1
Amortization	—	6.6	0.5	—	7.1
Interest expense allocated	—	0.1	—	(0.1)	—
Interest expense, net	63.1	(5.8)	—	—	57.3
ESOP expense	7.1	—	—	—	7.1
Management fees	—	—	0.7	(0.7)	—
Gain on sales of assets	—	(7.9)	—	—	(7.9)
Impairment of long lived assets	—	8.0	—	—	8.0

Total operating expenses	71.1	1,094.9	42.6	(0.8)	1,207.8

Income (loss) before minority interests, equity in earnings and income tax provision	(71.1)	81.7	17.1	—	27.7
Minority interests	—	(9.0)	—	—	(9.0)
Equity in earnings of affiliates	88.4	15.7	—	(105.5)	(1.4)

Income before income tax provision	17.3	88.4	17.1	(105.5)	17.3

Income tax provision	(12.9)	—	—	—	(12.9)

Net income	$4.4	$88.4	$17.1	$(105.5)	$4.4

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$60.5	$7.8	$—	$68.3
Accounts receivable, net	—	420.8	86.6	—	507.4
Other current assets	78.0	176.1	22.6	(8.0)	268.7

Total current assets	78.0	657.4	117.0	(8.0)	844.4

Net property and equipment, at cost	—	1,639.5	315.7	—	1,955.2

Goodwill	—	1,175.7	48.3	—	1,224.0
Intangible assets	—	72.0	—	—	72.0
Investments in subsidiaries	1,674.3	445.1	—	(1,939.7)	179.7
Due from affiliates	2,004.5	—	—	(2,004.5)	—
Other	56.4	76.9	—	(27.0)	106.3

Total assets	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

Liabilities and Equity
Current liabilities	$85.9	$313.9	$46.8	$(1.4)	$445.2
Due to affiliates	—	1,895.1	109.4	(2,004.5)	—
Long-term debt	1,615.3	30.7	6.5	(33.6)	1,618.9
Deferred taxes and other liabilities	157.5	80.2	—	—	237.7
Minority interests in equity of consolidated entities	—	72.4	52.9	—	125.3
Equity	1,954.5	1,674.3	265.4	(1,939.7)	1,954.5

Total liabilities and equity	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2001

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$14.7	$1.6	$—	$16.3
Restricted cash	5.7	—	—	—	5.7
Accounts receivable, net	—	365.8	80.8	—	446.6
Other current assets	104.6	155.9	18.2	—	278.7

Total current assets	110.3	536.4	100.6	—	747.3

Net property and equipment, at cost	—	1,526.1	290.9	—	1,817.0

Goodwill	—	1,166.9	48.3	—	1,215.2
Intangible assets	—	80.6	—	—	80.6
Investments in subsidiaries	3,174.1	471.0	—	(3,455.7)	189.4
Due from affiliates	313.7	—	—	(313.7)	—
Other	39.5	66.4	9.9	—	115.8

Total assets	$3,637.6	$3,847.4	$449.7	$(3,769.4)	$4,165.3

Liabilities and Equity
Current liabilities	$42.6	$279.2	$44.5	$—	$366.3
Due to affiliates	—	249.7	64.0	(313.7)	—
Long-term debt	1,731.4	4.8	6.7	—	1,742.9
Deferred taxes and other liabilities	132.1	68.4	—	—	200.5
Minority interests in equity of consolidated entities	—	71.2	52.9	—	124.1
Equity	1,731.5	3,174.1	281.6	(3,455.7)	1,731.5

Total liabilities and equity	$3,637.6	$3,847.4	$449.7	$(3,769.4)	$4,165.3

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$0.1	$286.8	$71.4	$—	$358.3
Cash flows from investing activities
Purchases of property and equipment	—	(255.3)	(41.3)	—	(296.6)
Distributions and advances (to) from affiliates	75.8	20.7	(64.8)	—	31.7
Proceeds received on sales of assets	—	6.7	0.1	—	6.8
Acquisitions	—	(10.1)	—	—	(10.1)
Restricted cash	5.7	—	—	—	5.7
Other	—	0.7	—	—	0.7

Net cash provided by (used in) investing activities	81.5	(237.3)	(106.0)	—	(261.8)
Cash flows from financing activities
Payments of long-term debt	(74.5)	(2.2)	(7.1)	—	(83.8)
Payment of debt issue costs	(1.5)	—	—	—	(1.5)
Proceeds from issuance of common stock	42.4	—	—	—	42.4
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(9.7)	(2.0)	—	(11.7)
Net borrowings to (from) affiliate	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliate	(24.2)	(18.8)	43.0	—	—

Net cash provided by (used in) financing activities	(81.6)	(3.7)	40.8	—	(44.5)

Change in cash and cash equivalents	—	45.8	6.2	—	52.0
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$60.5	$7.8	$—	$68.3

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2001

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(156.0)	$418.1	$56.2	$—	$318.3
Cash flows from investing activities
Purchases of property and equipment	—	(159.7)	(40.9)	—	(200.6)
Distributions and advances (to) from affiliates	122.1	(72.5)	(31.9)	—	17.7
Proceeds received on sales of assets	—	127.8	—	—	127.8
Acquisitions	(1,386.6)	—	—	—	(1,386.6)
Restricted cash	(5.7)	—	—	—	(5.7)
Other	—	(5.7)	—	—	(5.7)

Net cash used in investing activities	(1,270.2)	(110.1)	(72.8)	—	(1,453.1)
Cash flows from financing activities
Payments of long-term debt	(577.5)	(3.0)	(1.1)	—	(581.6)
Proceeds from long-term debt	1,752.7	—	—	—	1,752.7
Payment of debt issue costs	(45.8)	—	—	—	(45.8)
Proceeds from issuance of common stock	27.0	—	—	—	27.0
Distributions to minority partners	—	(7.7)	(0.2)	—	(7.9)
Net change in due to (from) affiliate	269.8	(289.0)	19.2	—	—

Net cash provided by (used in) financing activities	1,426.2	(299.7)	17.9	—	1,144.4

Change in cash and cash equivalents	—	8.3	1.3	—	9.6
Cash and cash equivalents at beginning of period	—	6.4	0.3	—	6.7

Cash and cash equivalents at end of period	$—	$14.7	$1.6	$—	$16.3

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2000

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(61.0)	$117.2	$15.4	$—	$71.6
Cash flows from investing activities
Purchases of property and equipment	—	(90.2)	(4.2)	—	(94.4)
Distributions and advances (to) from affiliates	(2.4)	34.9	(9.8)	—	22.7
Proceeds received on sales of assets	—	20.7	—	—	20.7
Acquisitions	—	(118.2)	(0.6)	—	(118.8)
Other	—	(1.6)	—	—	(1.6)

Net cash used in investing activities	(2.4)	(154.4)	(14.6)	—	(171.4)
Cash flows from financing activities
Payments of long-term debt	(15.8)	(1.7)	—	—	(17.5)
Proceeds from long-term debt	51.0	—	—	—	51.0
Payment of debt issue costs	(1.5)	—	—	—	(1.5)
Proceeds from issuance of common stock	9.9	—	—	—	9.9
Distributions to minority partners	—	(6.3)	—	—	(6.3)
Net change in due to (from) affiliate	19.8	(19.2)	(0.6)	—	—

Net cash provided by (used in) financing activities	63.4	(27.2)	(0.6)	—	35.6

Change in cash and cash equivalents	—	(64.4)	0.2	—	(64.2)
Cash and cash equivalents at beginning of period	—	70.8	0.1	—	70.9

Cash and cash equivalents at end of period	$—	$6.4	$0.3	$—	$6.7

NOTE 8—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At December 31, 2002 and 2001, the amounts subject to the guarantees were $13.6 million and $6.8 million, respectively. Triad had accrued liabilities of $3.0 million and $1.5 million at December 31, 2002 and 2001, respectively, for the estimated loan defaults that would be covered under the guarantees.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

Triad has entered into interest rate swap agreements. In January 2002, Triad entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad will pay a rate of 3.22% and receive LIBOR, which was set at 1.76% at December 31, 2002. Subsequent to December 31, 2002, the LIBOR rate was reset at 1.38%. In June 2002, Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.41% at December 31, 2002.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS (continued)

At December 31, 2002, the fair value of the interest rate swaps of $6.4 million was recorded in other liabilities in the consolidated balance sheet. The change in fair value of the interest rate swaps, net of income tax benefit of $2.4 million, was recognized through other comprehensive loss.

NOTE 10—LEASES

Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $60.8 million, $50.3 million and $31.0 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2002 (in millions):

	Operating	Capital
2003	$37.1	$0.5
2004	35.9	0.4
2005	30.2	0.2
2006	23.6	0.2
2007	16.2	0.2
Thereafter	56.1	0.1

Total minimum payments	$199.1	1.6

Less amounts representing interest		0.3

Present value of minimum lease payments		$1.3

The following summarizes amounts related to equipment leased by Triad under capital leases at December 31 (in millions):

	2002	2001
Equipment	$1.6	$0.9
Accumulated amortization	(0.3)	(0.4)

Net book value	$1.3	$0.5

On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers to an unaffiliated third party pursuant to a long-term lease. Lease income of $18.0 million, $17.8 million and $16.9 million was recorded in the years ended December 31, 2002, 2001 and 2000, respectively. The following summarizes the assets leased at December 31, 2002 and 2001 (in millions):

	2002	2001
Land	$7.7	$7.7
Buildings	51.6	51.6
Equipment	69.1	69.1

	128.4	128.4
Accumulated depreciation	(91.7)	(86.3)

	$36.7	$42.1

The following is a schedule of minimum future lease income on these leases as of December 31, 2002 (dollars in millions):

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—LEASES (continued)

2003	$18.2
2004	18.5
2005	18.8
2006	19.1
2007	19.4
Thereafter	122.4

Total minimum income	$216.4

NOTE 11—STOCK BENEFIT PLANS

Triad’s 1999 Long-Term Incentive Plan has 14,000,000 shares of Triad’s common stock reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. Stock options granted are generally at an exercise price equal to the fair market value at the date of grant and are exercisable over a four year period and expire ten years from date of grant. The plan provides for immediate vesting upon a change in control.

The merger of Triad and Quorum (see NOTE 2) constituted a “change of control” under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad MSPP, the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of certain stock options in connection with the merger. The waivers ended June 29, 2001. In addition, restrictions lapsed on shares of Triad restricted common stock issued under the MSPP and these shares became fully vested and transferable and no longer are subject to forfeiture.

Triad has an Executive Stock Purchase Plan, for which 1,000,000 shares of Triad’s common stock were reserved for issuance. The Executive Stock Purchase Plan granted to specified executives of Triad a right to purchase shares of common stock from Triad. Triad loaned each participant in the plan approximately 100% of the purchase price of Triad’s common stock bearing interest at 5.15% per annum, on a full recourse basis. The principal and interest of the loans mature on the fifth anniversary following the purchase of the shares, termination of the participants’ employment or bankruptcy of the participant. In addition, Triad has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is equal to the purchase price of the shares and the options expire in 10 years. During the year ended December 31,1999, 970,000 shares were purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The total amount which had been loaned to participants to purchase shares under the plan was $9.1 million which was recorded as a reduction to equity. Triad received a $0.4 million payment from one participant in 2001. Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in 2002. The interest payments were recorded as additional paid-in capital. No amounts remain outstanding on the loans.

Triad adopted various other plans for which 500,000 shares of Triad’s common stock have been reserved for issuance.

As anticipated at the time of the spin-off, Triad entered into a stock option pledge agreement with a charitable corporation granting 100,000 stock options on July 11, 2000, subject to approval by the Internal Revenue Service (the “IRS”). The exercise price of these stock options is equal to the market price on the grant date. The stock options become immediately exercisable upon receipt of IRS approval and expire 10 years from that date. Triad waived the IRS approval provision on June 27, 2001 and the options are now exercisable. Non-cash stock option expense of $1.4 million was recorded in 2001 using the fair value of these options. Since the options were immediately exercisable, no additional non-cash stock option expense was recorded subsequent to December 31, 2001.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCK BENEFIT PLANS (continued)

As part of the merger (see NOTE 2), Triad issued stock options to Quorum option holders under Quorum’s 1997 Stock Option Plan. The fair value of these options was included in the purchase price for the merger.

Information regarding stock options for 2002, 2001 and 2000 is summarized below:

	Stock Options	Option Price Per Share	Weighted Average Exercise Price
Balances, January 1, 2000	4,450,608	$0.07 - $18.84	$11.26
Granted	2,102,556	$16.50 - $27.69	$17.48
Exercised	(618,456)	$0.07 - $18.84	$11.52
Cancelled	(267,922)	$0.07 - $27.69	$13.62

Balances, December 31, 2000	5,666,786	$0.07 - $27.69	$13.43
Granted	4,948,479	$12.27 - $50.35	$25.90
Exercised	(1,388,414)	$0.19 - $30.47	$15.56
Cancelled	(320,301)	$0.19 - $50.35	$27.90

Balances, December 31, 2001	8,906,550	$0.07 - $50.35	$19.49
Granted	3,012,250	$32.15 - $42.00	$32.70
Exercised	(2,363,199)	$0.19 - $35.70	$14.11
Cancelled	(282,944)	$3.65 - $50.35	$30.56

Balances, December 31, 2002	9,272,657	$0.07 - $42.00	$24.81

The weighted-average fair value of stock options granted to Triad employees during the years ended December 31, 2002, 2001 and 2000, was $16.88, $16.37 and $9.67 per option, respectively. At December 31, 2002, 2001 and 2000, there were 4,204,637, 5,852,800 and 1,337,085 options exercisable, respectively. There were 2,307,304, 4,682,181 and 466,506 stock options available for grant at December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information regarding the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
Range of Exercise Prices
$16.69 to $16.71	152,551	3 years	$16.71	152,551	$16.71
$15.42 to $29.08	150,557	4 years	$17.06	150,557	$17.06
$22.63 to $31.50	10,565	5 years	$26.98	10,565	$26.98
$16.34 to $27.84	85,093	6 years	$17.12	85,093	$17.12
$0.07 to $18.84	1,822,216	7 years	$11.38	1,822,216	$11.38
$16.50 to $27.69,	1,259,487	8 years	$17.62	1,259,487	$17.62
$24.63 to $35.70	2,886,438	9 years	$29.54	724,168	$28.99
$32.15 to $42.00	2,905,750	10 years	$32.70	—	$—

	9,272,657		$24.81	4,204,637	$16.83

Subsequent to December 31, 2002, Triad granted 1,229,300 stock options with an exercise price equal to the market price on the date of grant. The options are exercisable over a four-year period and expire ten years from the date of grant.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCK BENEFIT PLANS (continued)

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 344,090, 209,553 and 147,023 during the years ended December 31, 2002, 2001 and 2000, respectively.

Shares issued through the MSPP were 27,610 at a weighted average price of $25.49 per share, 34,699 at a weighted average price of $21.51 per share and 72,586 at a weighted average price of $10.86 per share during the years ended December 31, 2002, 2001 and 2000, respectively. Subsequent to December 31, 2002, 16,238 shares at $27.08 per share were issued through the MSPP.

NOTE 12—RETIREMENT PLANS

Triad has established an Employee Stock Ownership Plan (“ESOP”) for substantially all of its employees. The ESOP purchased from Triad, at fair market value, 3,000,000 shares of Triad’s common stock. The purchase was primarily financed by the ESOP issuing a promissory note to Triad, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. Triad makes contributions to the ESOP which the ESOP uses to repay the loan. Triad’s stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

The loan to the ESOP is recorded in unearned ESOP compensation and stockholders notes receivable in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $10.8 million, $9.3 million and $7.1 million during the years ended December 31, 2002, 2001 and 2000, respectively, and the unearned ESOP compensation was $20.7 million and $24.2 million at December 31, 2002 and 2001, respectively.

The ESOP shares as of December 31, 2002 were as follows:

Shares released	900,000
Shares committed to be released	300,000
Unreleased shares	1,800,000

Total ESOP shares	3,000,000

Fair value of unreleased shares	$53.7 million

Triad has instituted a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant’s contribution up to certain maximum levels. Triad recorded expense under these plans of $28.9 million, $6.9 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and recorded reductions of estimates of prior year retirement plan accruals of $3.4 million, $1.5 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Contributions to the retirement plan are funded annually. Triad’s contributions to the contributory benefit plan are funded periodically during the year.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—RETIREMENT PLANS (continued)

In the Quorum acquisition (see NOTE 2), Triad assumed defined contribution employee benefit plans covering substantially all employees that were employees of Quorum. Employees could contribute up to 15% of eligible compensation subject to IRS limits. The plans permitted a discretionary base contribution and a discretionary match to employee deferrals. Contributions to the plans were determined annually. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Reductions of estimates in the prior year retirement plan accruals of $1.4 million were recorded in the year ended December 31, 2002. Benefit plan expense for this plan was $10.2 million for the year ended December 31, 2001. On January 1, 2002, this plan was merged into the Triad defined contribution plan described above.

NOTE 13—LITIGATION SETTLEMENTS

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reflected the settlement, less remaining legal fees, of $5.9 million in the third quarter of 2002.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002.

NOTE 14—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the year ended December 31, 2002, options outstanding of 301,063 were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the years ended December 31, 2002, 2001 and 2000 are as follows:

	For the years ended December 31,
	2002	2001	2000
Weighted average shares exclusive of unreleased ESOP shares	71,552,847	57,508,685	31,593,403
ESOP shares committed to be released	150,000	150,000	150,000

Basic weighted average shares outstanding	71,702,847	57,658,685	31,743,403
Effect of dilutive securities – employee stock options	3,293,614	3,397,009	2,390,007

Diluted weighted average shares outstanding	74,996,461	61,055,694	34,133,410

NOTE 15—AGREEMENTS WITH HCA

Triad has entered into distribution and other related agreements governing the spin-off of Triad from HCA and Triad’s subsequent relationship with HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the spin-off. The distribution agreement generally provides that Triad will be financially

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—AGREEMENTS WITH HCA (continued)

responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses, which it incurs arising from the pending governmental investigations of certain of HCA’s business practices. The distribution agreement further provides that HCA will indemnify Triad for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and related to such proceedings. HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the spin-off.

HCA has entered into a compliance agreement setting forth certain agreements to comply with applicable laws and regulations. Triad was obligated to participate with HCA in these negotiations. On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to implement and maintain the compliance program was approximately $3.0 million and $2.0 million in 2002 and 2001, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

•	Continuing the duties and activities of corporate compliance officers and committees and maintaining a written code of conduct and written policies and procedures;
•	Providing general training on the compliance policy in the agreement and specific training for the appropriate personnel on billing, coding and cost report issues;
•	Having an independent third party conduct periodic audits of inpatient DRG coding and laboratory billing;
•	Continuing a confidential disclosure program and compliance hotline and implementing enhanced screening to ensure ineligible employees and contractors are not hired;
•	Reporting material deficiencies resulting in an overpayment by a federal healthcare program and probable violations of certain laws, rules and regulations; and
•	Submitting annual reports to the Inspector General describing the operations of the corporate compliance program for the past year.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—AGREEMENTS WITH HCA (continued)

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

Prior to the date of the spin-off, HCA maintained various insurance policies for the benefit of Triad. In connection with the spin-off, HCA and Triad entered into an agreement relating to insurance matters which provides that any claims against insurers outstanding at the spin-off will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of liability claims, which is the owner of the facility at which the activity which is the subject of the claim occurred. HCA will pay Triad any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts (unless such amounts were paid to or accounted for by the affected entity prior to the spin-off). HCA and Triad have ensured that all of the insurance policies in effect after the spin-off provided the same coverage to Triad that were available prior to the spin-off. Triad purchased continuous coverage under extensions or renewals of existing, or new, policies issued by Health Care Indemnity, Inc., a subsidiary of HCA. Any retroactive rate adjustments for periods ending on or before the spin-off, in respect of such insurance policies, will be paid or received by HCA. Triad continues to purchase a portion of its general and professional liability insurance from Health Care Indemnity, Inc. (see NOTE 1).

HCA’s wholly owned subsidiary, Columbia Information Services, Inc. (“CIS”), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to Triad. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. CIS charged Triad approximately $24.7 million, $22.0 million, and $19.0 million in the years ended December 31, 2002, 2001 and 2000, respectively, for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month’s billed fees, multiplied by the remaining number of months in the agreement.

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

HCA also entered into an agreement with Triad, pursuant to which Triad sub-leased from HCA its former principal executive offices (at the same price per square foot as was payable under the HCA lease). Triad’s sub-lease terminated on January 31, 2003.

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

The agreements provide that Triad’s fees to HCA for services provided are based on HCA’s costs incurred in providing such services.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—AGREEMENTS WITH HCA (continued)

Triad is an investor along with HCA in a group purchasing organization which makes certain national supply and equipment contracts available to their respective facilities.

HCA entered into agreements with Triad whereby HCA will share telecommunications services with Triad under HCA’s agreements with its telecommunications services provider and whereby HCA will make certain account collection services available to Triad.

NOTE 16—CONTINGENCIES

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

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

HCA Litigation and Investigations

HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the DOJ remains active in and has elected to intervene in eight actions. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

In December 2000, HCA entered into an agreement with the Criminal Division of the DOJ and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the DOJ. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government involving DRG coding, outpatient laboratory billing and home health issues. Civil issues that are not covered and remain outstanding include claims related to cost reports and physician relations issues. These agreements do not resolve any of the qui tam actions or any pending state actions.

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

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the Department of Justice and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the DOJ and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

In December 2002, HCA reached an understanding with the Civil Division of the DOJ to recommend an agreement to settle, subject to certain conditions, the litigation brought by the Division against HCA, including the remaining outstanding issues of cost reports and physician relations, in exchange for a payment by HCA of $631 million, plus interest. HCA has stated that this understanding, which is subject to approvals by senior DOJ officials and execution of definitive documents, would effectively end the Division’s investigation of HCA. HCA also agreed in principle with representatives of states that may have similar claims against HCA to pay $17.5 million to resolve these claims. HCA will also pay the legal fees of certain whistleblowers’ attorneys.

Triad is unable to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA (see NOTE 15). The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

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

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION

Triad through its affiliates operates hospitals and related health care entities. During the years ended December 31, 2002, 2001 and 2000, approximately 32.0%, 32.2%, and 29.6%, respectively, of Triad’s revenues related to patients participating in the Medicare program.

Triad has structured its operations into two segments. The owned operations segment includes Triad’s acute care hospitals and related health care entities. The management services segment provides executive management services to independent acute care hospitals.

The distribution of Triad’s revenues, EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

	For the years ended December 31,
	2002	2001	2000
Revenues:
Owned operations	$3,375.2	$2,546.1	$1,218.2
Management services	139.8	95.5	—
Corporate and other	26.1	27.9	17.3

	$3,541.1	$2,669.5	$1,235.5

	2002	2001	2000
EBITDA (a):
Owned operations	$557.7	$374.9	$170.8
Management services	21.2	15.3	—
Corporate and other	(30.1)	(29.1)	3.2

	$548.8	$361.1	$174.0

	December 31,
	2002	2001
Assets:
Owned operations	$3,927.5	$3,739.7
Management services	143.8	154.9
Corporate and other	310.3	270.7

	$4,381.6	$4,165.3

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

EBITDA for owned operations includes equity in earnings (loss) of affiliates of $21.7 million, $14.5 million and $(1.4) million in years ended December 31, 2002, 2001 and 2000, respectively.

A reconciliation of EBITDA to income from operations before income taxes follows (in millions):

	For the years ended December 31,
	2002	2001	2000
Total EBITDA for reportable segments	$548.8	$361.1	$174.0

Depreciation	161.4	134.4	76.1
Amortization	6.0	35.7	7.1
Interest expense	136.7	127.6	62.2
Interest income	(1.7)	(1.6)	(4.9)
ESOP expense	10.8	9.3	7.1
Litigation settlements	(10.4)	—	—
Gain on sales of assets	(4.5)	(23.1)	(7.9)
Impairment of long-lived assets	—	23.1	8.0
Minority interests in earnings of consolidated entities	14.8	7.2	9.0

Income from operations before income taxes	$235.7	$48.5	$17.3

(a)	EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, litigation settlements, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, income tax provision and extraordinary loss. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 18—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other current liabilities as of December 31 follows (in millions):

	2002	2001
Due to HCA	$1.6	$2.1
Employee retirement plan	20.9	17.8
Taxes, other than income	17.4	19.3
Accrued interest	13.7	13.9
Self insured employee benefit programs	29.5	23.2
Current portion of professional liability risk	18.6	8.7
Deferred income	3.8	4.0
Other	26.5	44.0

	$132.0	$133.0

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS (continued)

A summary of activity in Triad’s allowances for doubtful accounts follows (in millions):

	Balances at Beginning of Period	Additions Charged to Expense	Accounts Written off, Net of Recoveries	Acquisition	Sales	Balances at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2000	$156.7	$103.6	$(137.4)	—	—	$122.9
Year ended December 31, 2001	$122.9	$239.9	$(234.7)	$74.6	$(10.3)	$192.4
Year ended December 31, 2002	$192.4	$272.8	$(290.8)	—	—	$174.4

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by Triad’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2002
	First	Second		Third	Fourth
Revenues	$860.9	$867.2		$894.0	$919.0
Net income	$40.4	$32.8		$32.6	$35.7
Basic net income per share	$0.58	$0.46		$0.45	$0.49
Diluted net income per share	$0.55	$0.44		$0.43	$0.47

	2001
	First	Second		Third	Fourth
Revenues	$365.8	$643.2		$829.5	$831.0
Net income (loss)	$7.8	$(21.3	)(a)	$6.5	$9.8	(b)
Basic net income (loss) per share	$0.24	$(0.36	)(a)	$0.09	$0.14	(b)
Diluted net income (loss) per share	$0.22	$(0.36	)(a)	$0.09	$0.13	(b)

(a)	During the second quarter of 2001, Triad recorded $31.8 million of charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad and a $2.4 million, net of tax benefit, extraordinary loss on retirement of debt.
(b)	During the fourth quarter of 2001, Triad recorded $6.5 million pre-tax reduction to expense related to preliminary purchase price allocations, $23.1 million pre-tax charges related to impairment of certain long-lived assets, a $22.0 million pre-tax gain on sale of assets and a $0.8 million, net of tax benefit, extraordinary loss on retirement of debt.