Form 10-Q
period 2003-03-31
TRIAD HOSPITALS INC
filed 2003-05-14
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 74,996,774.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended March 31, 2003 and 2002

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended
	2003	2002
Revenues	$954.5	$860.9

Salaries and benefits	392.8	353.9
Reimbursable expenses	14.8	16.4
Supplies	145.1	133.5
Other operating expenses	175.4	155.4
Provision for doubtful accounts	76.2	63.6
Depreciation	42.2	39.1
Amortization	1.5	1.8
Interest expense	33.2	33.2
Interest income	(0.6)	(0.4)
ESOP expense	2.1	2.4
Gain on sales of assets	(1.3)	(1.6)

Total operating expenses	881.4	797.3

Income before minority interests, equity in earnings and income tax provision	73.1	63.6

Minority interests in earnings of consolidated entities	(2.4)	(3.3)
Equity in earnings of affiliates	7.2	6.1

Income before income tax provision	77.9	66.4
Income tax provision	(30.6)	(26.0)

Net income	$47.3	$40.4

Income per common share:
Basic	$0.65	$0.58

Diluted	$0.63	$0.55

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$56.4	$68.3
Accounts receivable, less allowances for doubtful accounts of $178.1 at March 31, 2003 and $174.4 at December 31, 2002	539.4	507.4
Inventories	97.0	95.5
Deferred income taxes	39.4	62.3
Prepaid expenses	45.8	36.6
Other	73.7	74.3

	851.7	844.4
Property and equipment, at cost:
Land	170.7	171.5
Buildings and improvements	1,344.8	1,340.6
Equipment	1,169.4	1,150.8
Construction in progress	108.1	79.6

	2,793.0	2,742.5
Accumulated depreciation	(826.8)	(787.3)

	1,966.2	1,955.2
Goodwill	1,224.0	1,224.0
Intangible assets, net of accumulated amortization	70.5	72.0
Investment in and advances to affiliates	183.7	179.7
Other	105.7	106.3

Total assets	$4,401.8	$4,381.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120.8	$132.5
Accrued salaries	87.1	107.6
Current portion of long-term debt	77.6	73.1
Other current liabilities	139.2	132.0

	424.7	445.2
Long-term debt	1,597.4	1,618.9
Other liabilities	93.9	86.6
Deferred taxes	157.0	151.1
Minority interests in equity of consolidated entities	123.9	125.3
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 74,996,360 and 74,937,635 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	0.8	0.7
Additional paid-in capital	1,885.8	1,883.5
Accumulated other comprehensive loss	(4.2)	(4.0)
Unearned ESOP compensation	(19.8)	(20.7)
Accumulated earnings	142.3	95.0

Total stockholders’ equity	2,004.9	1,954.5

Total liabilities and stockholders’ equity	$4,401.8	$4,381.6

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended March 31, 2003 and 2002

Unaudited

(Dollars in millions)

	For the three months ended
	2003	2002
Cash flows from operating activities
Net income	$47.3	$40.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	76.2	63.6
Depreciation and amortization	43.7	40.9
ESOP expense	2.1	2.4
Minority interests	2.4	3.3
Equity in earnings of affiliates	(7.2)	(6.1)
Gain on sales of assets	(1.3)	(1.6)
Deferred income taxes	29.4	26.0
Non-cash interest expense	2.0	1.8
Non-cash stock option expense	0.1	0.1
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(108.2)	(89.2)
Inventories and other assets	(11.5)	(6.9)
Accounts payable and other current liabilities	(25.0)	6.3
Other	6.8	(1.7)

Net cash provided by operating activities	56.8	79.3

Cash flows from investing activities
Purchases of property and equipment	(55.5)	(73.0)
Distributions and advances from affiliates	3.2	11.4
Proceeds received on sales of assets	3.7	1.6
Other	(0.2)	0.9

Net cash used in investing activities	(48.8)	(59.1)

Cash flows from financing activities
Payments of long-term debt	(17.3)	(20.6)
Proceeds from issuance of common stock	1.2	3.8
Distributions to minority partners, net	(3.8)	(3.4)

Net cash used in financing activities	(19.9)	(20.2)

Change in cash and cash equivalents	(11.9)	—
Cash and cash equivalents at beginning of period	68.3	16.3

Cash and cash equivalents at end of period	$56.4	$16.3

Interest payments	$9.7	$10.5
Income tax payments	$1.6	$0.8

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Triad’s Form 10-K.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE 2 – STOCK BENEFIT PLANS

Triad’s stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) on December 31, 2002. The disclosure provisions of SFAS 148 require disclosure of the pro forma effect on net income and earnings per share in interim financial statements as if Triad had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation. The following table illustrates the pro forma effect (dollars in millions except per share amounts).

	For the three months ended March 31,
	2003	2002
Net income as reported	$47.3	$40.4
Add: Stock option expense recorded, net of income tax	0.1	—
Less: Fair value stock option expense, net of income tax	(3.8)	(3.0)

Pro forma net income	$43.6	$37.4

Basic income per share, as reported	$0.65	$0.58
Add: Stock option expense recorded, net of income tax	—	—
Less: Fair value stock option expense, net of income tax	(0.04)	(0.04)

Pro forma basic income per share	$0.61	$0.54

Diluted income per share, as reported	$0.63	$0.55
Add: Stock option expense recorded, net of income tax	—	—
Less: Fair value stock option expense, net of income tax	(0.03)	(0.05)

Pro forma diluted income per share	$0.60	$0.50

During the three months ended March 31, 2003, 16,238 shares of common stock were issued through the Management Stock Purchase Plan for proceeds of $0.4 million. Additionally during the three months ended March 31, 2003, 42,487 stock options were exercised for proceeds of $0.8 million.

In February 2003, 1,229,300 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – LONG-TERM DEBT

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

Consolidating Statement of Income

For the three months ended March 31, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$799.0	$157.7	$(2.2)	$954.5

Salaries and benefits	0.1	314.0	78.7	—	392.8
Reimbursable expenses	—	14.8	—	—	14.8
Supplies	—	124.1	21.0	—	145.1
Other operating expenses	0.1	144.1	31.2	—	175.4
Provision for doubtful accounts	—	66.0	10.2	—	76.2
Depreciation	—	35.7	6.5	—	42.2
Amortization	—	1.5	—	—	1.5
Interest expense allocated	—	(3.1)	3.1	—	—
Interest expense, net	32.7	(0.1)	—	—	32.6
ESOP expense	2.1	—	—	—	2.1
Management fees	—	—	2.2	(2.2)	—
Gain on sales of assets	—	(1.3)	—	—	(1.3)

Total operating expenses	35.0	695.7	152.9	(2.2)	881.4

Income (loss) before minority interests, equity in earnings and income tax provision	(35.0)	103.3	4.8	—	73.1
Minority interests	—	(2.4)	—	—	(2.4)
Equity in earnings of affiliates	112.9	12.0	—	(117.7)	7.2

Income before income tax provision	77.9	112.9	4.8	(117.7)	77.9

Income tax provision	(30.6)	—	—	—	(30.6)

Net income	$47.3	$112.9	$4.8	$(117.7)	$47.3

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$717.9	$145.7	$(2.7)	$860.9

Salaries and benefits	0.1	282.4	71.4	—	353.9
Reimbursable expenses	—	16.4	—	—	16.4
Supplies	—	112.9	20.6	—	133.5
Other operating expenses	0.2	129.4	25.8	—	155.4
Provision for doubtful accounts	—	53.4	10.2	—	63.6
Depreciation	—	33.5	5.6	—	39.1
Amortization	—	1.5	0.3	—	1.8
Interest expense allocated	—	(2.3)	2.3	—	—
Interest expense, net	32.5	0.3	—	—	32.8
ESOP expense	2.4	—	—	—	2.4
Management fees	—	—	2.7	(2.7)	—
Gain on sales of assets	—	(1.6)	—	—	(1.6)

Total operating expenses	35.2	625.9	138.9	(2.7)	797.3

Income (loss) before minority interests, equity in earnings and income tax provision	(35.2)	92.0	6.8	—	63.6
Minority interests	—	(3.5)	0.2	—	(3.3)
Equity in earnings of affiliates	101.6	13.1	—	(108.6)	6.1

Income before income tax provision	66.4	101.6	7.0	(108.6)	66.4

Income tax provision	(26.0)	—	—	—	(26.0)

Net income	$40.4	$101.6	$7.0	$(108.6)	$40.4

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

March 31, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$51.1	$5.3	$—	$56.4
Accounts receivable, net	—	442.6	96.8	—	539.4
Other current assets	54.1	185.1	23.9	(7.2)	255.9

	54.1	678.8	126.0	(7.2)	851.7

Net property and equipment, at cost	—	1,651.6	314.6	—	1,966.2

Goodwill	—	1,185.3	38.7	—	1,224.0
Intangible assets	—	70.5	—	—	70.5
Investments in and advances to affiliates	1,786.6	433.1	—	(2,036.0)	183.7
Due from affiliates	1,979.8	—	—	(1,979.8)	—
Other	54.8	76.5	1.4	(27.0)	105.7

Total assets	$3,875.3	$4,095.8	$480.7	$(4,050.0)	$4,401.8

Liabilities and Equity
Current liabilities	$112.5	$265.4	$47.6	$(0.8)	$424.7
Due to affiliates	—	1,854.8	125.0	(1,979.8)	—
Long-term debt	1,594.1	30.3	6.4	(33.4)	1,597.4
Deferred taxes and other liabilities	163.8	87.1	—	—	250.9
Minority interests in equity of consolidated entities	—	71.6	52.3	—	123.9
Equity	2,004.9	1,786.6	249.4	(2,036.0)	2,004.9

Total liabilities and equity	$3,875.3	$4,095.8	$480.7	$(4,050.0)	$4,401.8

Condensed Consolidating Balance Sheets

December 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$60.5	$7.8	$—	$68.3
Accounts receivable, net	—	420.8	86.6	—	507.4
Other current assets	78.0	176.1	22.6	(8.0)	268.7

Total current assets	78.0	657.4	117.0	(8.0)	844.4

Net property and equipment, at cost	—	1,639.5	315.7	—	1,955.2

Goodwill	—	1,175.7	48.3	—	1,224.0
Intangible assets	—	72.0	—	—	72.0
Investments in and advances to affiliates	1,674.3	445.1	—	(1,939.7)	179.7
Due from affiliates	2,004.5	—	—	(2,004.5)	—
Other	56.4	76.9	—	(27.0)	106.3

Total assets	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

Liabilities and Equity
Current liabilities	$85.9	$313.9	$46.8	$(1.4)	$445.2
Due to affiliates	—	1,895.1	109.4	(2,004.5)	—
Long-term debt	1,615.3	30.7	6.5	(33.6)	1,618.9
Deferred taxes and other liabilities	157.5	80.2	—	—	237.7
Minority interests in equity of consolidated entities	—	72.4	52.9	—	125.3
Equity	1,954.5	1,674.3	265.4	(1,939.7)	1,954.5

Total liabilities and equity	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.6)	$67.5	$(7.1)	$—	$56.8
Cash flows from investing activities
Purchases of property and equipment	—	(50.1)	(5.4)	—	(55.5)
Distributions and advances (to) from affiliates	(5.8)	15.8	(6.8)	—	3.2
Proceeds received on sales of assets	—	3.7	—	—	3.7
Other	—	(9.8)	9.6	—	(0.2)

Net cash used in investing activities	(5.8)	(40.4)	(2.6)	—	(48.8)
Cash flows from financing activities
Payments of long-term debt	(16.5)	(0.7)	(0.1)	—	(17.3)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Distributions to minority partners	—	(3.2)	(0.6)	—	(3.8)
Net change in due to (from) affiliates	24.7	(32.6)	7.9	—	—

Net cash provided by (used in) financing activities	9.4	(36.5)	7.2	—	(19.9)

Change in cash and cash equivalents	—	(9.4)	(2.5)	—	(11.9)
Cash and cash equivalents at beginning of period	—	60.5	7.8	—	68.3

Cash and cash equivalents at end of period	$—	$51.1	$5.3	$—	$56.4

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2002

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27.4)	$99.7	$7.0	$—	$79.3
Cash flows from investing activities
Purchases of property and equipment	—	(40.4)	(32.6)	—	(73.0)
Distributions and advances (to) from affiliates	(10.7)	35.8	(13.7)	—	11.4
Proceeds received on sales of assets	—	1.6	—	—	1.6
Other	—	0.9	—	—	0.9

Net cash used in investing activities	(10.7)	(2.1)	(46.3)	—	(59.1)
Cash flows from financing activities
Payments of long-term debt	(20.0)	(0.6)	—	—	(20.6)
Proceeds from issuance of common stock	3.8	—	—	—	3.8
Distributions to minority partners	—	(1.4)	(2.0)	—	(3.4)
Net change in due to (from) affiliates	54.3	(95.5)	41.2	—	—

Net cash provided by (used in) financing activities	38.1	(97.5)	39.2	—	(20.2)

Change in cash and cash equivalents	—	0.1	(0.1)	—	—
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$14.8	$1.5	$—	$16.3

NOTE 4 – GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At March 31, 2003 and 2002, the amounts subject to the guarantees were $15.4 million and $7.8 million, respectively. Triad had accrued liabilities of $3.3 million and $1.1 million at March 31, 2003 and 2002, respectively, for the estimated loan defaults that would be covered under the guarantees.

Triad has entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $1.5 million at March 31, 2003.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS (continued)

2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.38% at March 31, 2003. Subsequent to March 31, 2003, the LIBOR rate was reset at 1.29%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.26% at March 31, 2003.

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

At March 31, 2003 the fair value of the interest rate swaps was a liability of $6.8 million and was recorded in other liabilities in the condensed consolidated balance sheet. At December 31, 2002 the fair value of the interest rate swaps was a liability of $6.4 million and was recorded in other liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps was recognized through other comprehensive loss (see NOTE 8).

NOTE 6 – INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three months ended March 31, 2003 and 2002, options outstanding of 5,340,239 and 2,902,640, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the three months ended March 31, 2003 and 2002 are as follows:

	For the three months ended March 31,
	2003	2002
Weighted average shares exclusive of unreleased ESOP shares	73,158,648	70,187,730
Average of ESOP shares committed to be released	37,500	37,500

Basic weighted average shares outstanding	73,196,148	70,225,230

Effect of dilutive securities – employee stock options	1,854,985	3,330,843

Diluted weighted average shares outstanding	75,051,133	73,556,073

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended March 31,
	2003	2002
Revenues:
Owned operations	$916.2	$818.4
Management services	33.7	36.6
Corporate and other	4.6	5.9

	$954.5	$860.9

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7 – SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended March 31,
	2003	2002
EBITDA (a):
Owned operations	$160.1	$147.4
Management services	4.7	6.2
Corporate and other	(7.4)	(9.4)

	$157.4	$144.2

EBITDA for owned operations includes equity in earnings of affiliates of $7.2 million and $6.1 million in the three months ended March 31, 2003 and 2002, respectively.

A reconciliation of EBITDA to income before income tax provision follows (in millions):

	For the three months ended March 31,
	2003	2002
Total EBITDA for reportable segments	$157.4	$144.2

Depreciation	42.2	39.1
Amortization	1.5	1.8
Interest expense	33.2	33.2
Interest income	(0.6)	(0.4)
ESOP expense	2.1	2.4
Gain on sales of assets	(1.3)	(1.6)
Minority interests in earnings of consolidated entities	2.4	3.3

Income before income tax provision	$77.9	$66.4

(a)	EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities and income tax provision. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 8 – COMPREHENSIVE INCOME

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8 – COMPREHENSIVE INCOME (continued)

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended March 31,
	2003	2002
Net income	$47.3	$40.4
Other comprehensive income (loss), net of income tax:
Net change in fair value of interest rate swaps	(0.2)	0.5

Comprehensive income	$47.1	$40.9

Accumulated other comprehensive loss, net of income tax, at March 31, 2003 is comprised of $4.2 million relating to the fair value of interest rate swaps.

NOTE 9 – CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam action. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam action or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

Income Taxes

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9 – CONTINGENCIES (continued)

HCA Litigation and Investigations

HCA is the subject of Federal investigations and litigation relating to its business practices. Given the breadth of the ongoing investigations, HCA expects continued investigative activity in the future. The investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to Triad’s spin-off from HCA, owned facilities now owned by Triad. HCA is also the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice (“DOJ”) remains active in and has elected to intervene in eight actions, which would be settled under its proposed December 2002 understanding with the Civil Division of the DOJ described below. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter. HCA has stated that this action would be dismissed under its proposed December 2002 understanding with the Civil Division of the DOJ described below.

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

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the DOJ and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the DOJ and relators under HCA’s various

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9 – CONTINGENCIES (continued)

qui tam cases with respect to cost reports and physician relations. On May 7, 2003, the DOJ stated that it had approved this understanding.

In December 2002, HCA reached an understanding with the Civil Division of the DOJ to recommend an agreement to settle, subject to certain conditions, the litigation brought by the Division against HCA, including the remaining outstanding issues of cost reports and physician relations, in exchange for a payment by HCA of $631 million, plus interest. HCA has stated that this understanding, which is subject to approvals by senior DOJ officials and execution of definitive documents, would effectively end the Division’s investigation of HCA. HCA also agreed in principle with representatives of states that may have similar claims against HCA to pay $17.5 million to resolve these claims. HCA will also pay the legal fees of certain relators’ attorneys. On May 7, 2003, the DOJ stated that it had given its approval to this proposed settlement.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

Triad adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), on January 1, 2003. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be reclassified into income from operations. If Triad incurs any gains or losses on retirement of debt, those gains or losses would be recorded in income from operations.

Triad adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad’s adoption of SFAS 146 did not have a material impact on its results of operations or financial position.

Triad adopted the Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad did not have a material impact on its results of operations or financial position from the adoption of FIN 45.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 149.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the health care business,
•	the efforts of insurers, employers and others to contain health care costs,
•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to health care providers,
•	changes in Federal, state or local regulations affecting the health care industry,
•	the possible enactment of Federal or state health care reform,
•	the ability to attract and retain qualified management and personnel, including physicians and nurses,
•	the departure of key executive officers from Triad,
•	claims and legal actions relating to professional liabilities and other matters,
•	fluctuations in the market value of Triad’s common stock,
•	changes in accounting standards,
•	changes in general economic conditions or geopolitical events,
•	future acquisitions, joint venture development or divestitures which may result in additional charges,
•	the ability to enter into managed care provider arrangements on acceptable terms,
•	the availability and terms of capital to fund the expansion of Triad’s business,
•	changes in business strategy or development plans,
•	the ability to obtain adequate levels of general and professional liability insurance,
•	potential adverse impact of known and unknown government investigations,
•	timeliness of reimbursement payments received under government programs, and
•	other risk factors.

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

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which Triad’s facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue growth due to changes in patient mix, closure of unprofitable services, favorable pricing trends and contract structure. The increases in pricing trends and contract structure were the result of renegotiating and renewing certain managed care contracts on more favorable terms (to include more stop losses, carve outs and pass throughs). Increased volumes for more intensive cases, such as inpatient surgeries, also contributed to revenue growth. There can be no assurances that Triad will continue to receive these levels of revenue increases in the future.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 37.1% and 39.6% of total patient revenues for the three months ended March 31, 2003 and 2002, respectively. Patient revenues related to managed care plan patients were 40.8% and 36.9% of total patient revenues for the three months ended March 31, 2003 and 2002, respectively. Patient revenues from capitation arrangements (prepaid health service agreements) are less than 1% of net patient revenues. With an increasing proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 44.4% and 45.1% of patient revenues for the three months ended March 31, 2003 and 2002, respectively.

Pressures on the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments decline, results of operations and cash flows will deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians.

In August 2002, Triad opened a new acute care hospital in Las Cruces, New Mexico. On July 1, 2002, Triad acquired all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas. These facilities increased revenues 1.9% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

In connection with Triad’s spin-off from HCA, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad will be responsible for the filing of these cost reports which are recorded in accounts receivable in the condensed consolidated balance sheets. Triad has recorded a receivable from HCA relating to the indemnification of $23.7 million as of March 31, 2003 which is recorded in other current assets in the condensed consolidated balance sheets.

Triad’s inpatient admissions for the three months ended March 31, 2003 were 73,246. The inpatient admissions reported in Triad’s earnings release furnished to the SEC on Form 8-K on April 22, 2003 were incorrect due to an inadvertent overstatement of 375 admissions by one facility. Triad believes that the statistical correction is not material to its inpatient admissions and derived statistics. The corrected inpatient admissions and derived statistics are included in “ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Operating Results Summary”. The percentage changes in inpatient admissions and derived statistics from the prior year pro forma three month period reported in the earnings release are: (0.8)% for inpatient admissions, (1.0)% for adjusted admissions, 2.0% for average length of stay and 12.7% for patient revenue per adjusted admission. The statistical correction had no impact on Triad’s financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other Trends

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures of its insurance costs increasing. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently records liabilities for its estimated retentions. Triad’s total insurance costs increased approximately 55% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. If the trend of increasing costs continues, Triad’s results of operations and cash flows would be affected.

Operating Results Summary

The following is a summary of operating results for the three months ended March 31, 2003 and 2002 (dollars in millions, except per share amounts and ratios):

	For the three months ended
	2003		2002
	Amount	Percentage	Amount	Percentage
Revenues	$954.5	100.0	$860.9	100.0

Salaries and benefits	392.8	41.2	353.9	41.1
Reimbursable expenses	14.8	1.5	16.4	1.9
Supplies	145.1	15.2	133.5	15.5
Other operating expenses	175.4	18.4	155.4	18.1
Provision for doubtful accounts	76.2	8.0	63.6	7.4
Depreciation and amortization	43.7	4.5	40.9	4.7
Interest expense, net	32.6	3.4	32.8	3.8
ESOP expense	2.1	0.2	2.4	0.3
Gain on sales of assets	(1.3)	(0.1)	(1.6)	(0.2)

	881.4	92.3	797.3	92.6

Income before minority interests, equity in earnings and income tax provision	73.1	7.7	63.6	7.4
Minority interests in earnings of consolidated entities	(2.4)	(0.3)	(3.3)	(0.4)
Equity in earnings of affiliates	7.2	0.8	6.1	0.7

Income before income tax provision	77.9	8.2	66.4	7.7
Income tax provision	(30.6)	(3.2)	(26.0)	(3.0)

Net income	$47.3	5.0	$40.4	4.7

Income per common share
Basic	$0.65		$0.58
Diluted	$0.63		$0.55
EBITDA (a)	$157.4		$144.2
Number of hospitals at end of period (b)
Owned	45		43
Managed joint ventures	1		1
Leased to others	2		2

Total	48		46
Licensed beds at end of period (c)	7,852		7,580
Available beds at end of period (d)	7,153		6,920
Admissions (e)
Owned	73,246		73,416
Managed joint ventures	1,530		1,647

Total	74,776		75,063
Adjusted admissions (f)	121,837		122,328
Outpatient visits	825,287		832,203
Inpatient surgeries	27,032		24,777
Outpatient surgeries	69,622		67,690

Total surgeries	96,654		92,467
Average length of stay (g)	5.0		5.0
Outpatient revenue percentage	44%		45%
Inpatient revenue per admission	$6,802		$5,987
Outpatient revenue per outpatient visit	$482		$435
Patient revenue per adjusted admission	$7,356		$6,550

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(a)	EBITDA is defined as earnings before depreciation and amortization, interest expense, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities and income tax provision. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. See NOTE 7—“SEGMENT AND GEOGRAPHIC INFORMATION” in the condensed consolidated financial statements for a reconciliation of EBITDA to income before income tax provision.
(b)	Number of hospitals excludes a facility under construction. This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(d)	Available beds are those beds a facility actually has in use.
(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
(f)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended March 31, 2003 and 2002

Net income increased to $47.3 million in the three months ended March 31, 2003 from $40.4 million in the three months ended March 31, 2002. This was due primarily to a 10.9% increase in revenues. This was partially offset by increases in employee health benefits, insurance and provision for doubtful accounts as a percentage of revenues. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002.

Revenues increased 10.9% to $954.5 million in the three months ended March 31, 2003 compared to $860.9 million in the three months ended March 31, 2002. This includes $6.6 million in favorable prior year cost report settlements during 2003 compared to $2.7 million in unfavorable prior year cost report settlements in 2002. Excluding prior year cost report settlements, patient revenue per adjusted admission increased 10.5% due primarily to favorable pricing trends, changes in contract structure and patient mix. Managed care contract pricing increased approximately 5 to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. The change in patient mix has resulted in higher acuity procedures in 2003 compared to 2002. Same facility inpatient surgeries and outpatient surgeries increased 6.0% and 1.3%, respectively, in 2003 compared to 2002. These increases were partially offset by overall decreases in same facility patient volumes, which was due primarily to a weak flu season. Volumes have also been affected by the general weakness in the overall economy. With healthcare costs increasing, many employers have increased the amounts of deductibles and co-payments required by its employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. Same facility admissions and adjusted admissions both decreased 2.1% in 2003 compared to 2002.

Salaries and benefits (which included contract nursing) as a percentage of revenues increased to 41.2% in the three months ended March 31, 2003 from 41.1% in the three months ended March 31, 2002. Employee health benefit costs increased approximately $8.3 million, or 24%, in 2003 compared to 2002. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002. This was offset by productivity and revenue increases.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Reimbursable expenses as a percentage of revenue decreased to 1.5% in the three months ended March 31, 2003 from 1.9% in the three months ended March 31, 2002. This was due primarily to the increase in revenues. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies decreased as a percentage of revenues to 15.2% in the three months ended March 31, 2003 from 15.5% in the three months ended March 31, 2002. This was due primarily to the increase in revenues, although supplies per adjusted admission increased 8.6% due to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.4% in the three months ended March 31, 2003 compared to 18.1% in the three months ended March 31, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately 55%. This was partially offset by the increase in revenues.

Provision for doubtful accounts as a percentage of revenues increased to 8.0% in the three months ended March 31, 2003 compared to 7.4% in the three months ended March 31, 2002. This was due primarily to a settlement received on a bankrupt account and recoveries on other non-patient receivables in 2002.

Depreciation and amortization decreased as a percentage of revenues to 4.5% in the three months ended March 31, 2003 from 4.7% in the three months ended March 31, 2002, primarily due to the increase in revenues.

Interest expense, which was offset by $0.6 million and $0.4 million of interest income in the three months ended March 31, 2003 and 2002, respectively, remained relatively constant in 2003 compared to 2002.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the three months ended March 31, 2003. In the three months ended March 31, 2002, gain on sales of assets was comprised of a $1.6 million gain on the sale of an investment in a rehabilitation center.

Minority interests decreased to $2.4 million in the three months ended March 31, 2003 from $3.3 million in the three months ended March 31, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $7.2 million in the three months ended March 31, 2003 compared to $6.1 million in the three months ended March 31, 2002 due to improved earnings at non-consolidating joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $30.6 million in the three months ended March 31, 2003 compared to $26.0 million in the three months ended March 31, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $56.8 million in the three months ended March 31, 2003 compared to $79.3 million in the three months ended March 31, 2002. This reduction was due primarily to approximately $14.8 million of increased incentive compensation payments throughout the organization in 2003 compared to 2002. Accounts payable payments increased $12.9 million in 2003 compared to 2002 due to timing of payments. Additionally, accounts receivable increased $32.0 million in 2003 compared to $25.6 million in 2002 primarily from growth in revenues.

Cash used in investing activities was $48.8 million in the three months ended March 31, 2003 compared to $59.1 million in the three months ended March 31, 2002. This reduction was due primarily to a decrease in capital expenditures from the completion of several projects during 2002. Triad currently anticipates expending up to $310 million (approximately $165 million for expansion and development) in capital expenditures for the remainder of 2003. This was partially offset by a decrease in distributions received from non-consolidating joint ventures of $8.2 million.

Cash used in financing activities was $19.9 million in the three months ended March 31, 2003 compared to $20.2 million in the three months ending March 31, 2002.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad’s indebtedness consists of a Tranche A term loan of $210.0 million bearing interest at LIBOR plus 2.25% (3.59% at March 31, 2003) with principal amounts due through 2007, a Tranche B term loan of $541.0 million bearing interest at LIBOR plus 3.0% (4.34% at March 31, 2003) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009 and $325.0 million of senior subordinated notes, which have an unamortized discount of $5.9 million, bearing interest at 11.00% with principal amounts due in 2009. The senior subordinated notes are callable, at Triad’s option, in May 2004 and the senior notes are callable, at Triad’s option, in May 2005. At March 31, 2003 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.25%. No amounts were outstanding under the line of credit at March 31, 2003. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of March 31, 2003, Triad had $36.6 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction depending upon the total leverage of Triad.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.38% at March 31, 2003. Subsequent to March 31, 2003, the LIBOR rate was reset at 1.29%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.26% at March 31, 2003. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligations under the contracts. Triad’s interest rate swap agreements are designated as cash flow hedges.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to pay their loan. Triad would then pursue collections from the patient. At March 31, 2003, the amounts subject to the guarantees were $15.4 million. Triad has $3.3 million reserved at March 31, 2003 for the estimated loan defaults that would be covered under the guarantees.

Triad has entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $1.5 million at March 31, 2003.

At March 31, 2003, Triad had working capital of $427.0 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2003.

Triad has commenced development of a replacement hospital in Bentonville, Arkansas. The project was completed in the second quarter of 2003. The anticipated cost of the replacement facility is approximately $63 million. As of March 31, 2003, approximately $49 million had been spent on this project.

Triad has commenced development of a new hospital in Mesquite, Nevada. The project is expected to be completed in the second quarter of 2004. The anticipated cost of this project is approximately $30 million.

Triad anticipates that it will begin development of a new hospital in Tucson, Arizona during the third quarter of 2003. The anticipated cost of the project is approximately $85 million and completion is expected in the first quarter of 2005.

Triad has entered into a joint venture with a not-for-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the joint venture partner funding the remainder. Triad would also lease its existing facility

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

to the joint venture. Triad anticipates that the construction of this project will begin in the third quarter of 2003 and be completed in the first quarter of 2005.

Triad has entered into a letter of intent to be a capital partner in building a replacement acute care hospital in Palmer, Alaska. Triad would be the majority partner owning approximately 75% of the partnership with the existing local not-for-profit hospital owning the remainder. The not-for-profit hospital would contribute its current facility to the partnership. The replacement facility would cost approximately $88 million. Triad anticipates that a definitive agreement could be completed in the second quarter of 2003.

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

One of Triad’s non-consolidating joint ventures is constructing a new acute care hospital. Triad’s investment in this project will be approximately $20 million, funded by partnership distributions it would have otherwise received. Triad has contributed approximately $10 million for this project as of March 31, 2003.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $85 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2003, although the agreement would be contingent upon certain state regulatory approvals.

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

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $155 million related to these projects.

Triad expects that the above referenced projects will be funded with either operating cash flows, existing credit facilities, or proceeds from the potential sales of debt or equity securities under its existing shelf registration statement or a private placement.

RECENT ACCOUNTING PRONOUNCEMENTS

Triad adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), on January 1, 2003. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be reclassified into income from operations. If Triad incurs any gains or losses on retirement of debt, those gains or losses would be recorded in income from operations.

Triad adopted the Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), on January 1, 2003. SFAS 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Triad’s adoption of SFAS 146 did not have a material impact on its results of operations or financial position.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad adopted the Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad did not have a material impact on its results of operations or financial position from the adoption of FIN 45.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 149.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam action. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam action or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

Income Taxes

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. To date the IRS has not proposed any adjustments.

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice (“DOJ”) remains active in and has elected to intervene in eight actions, which would be settled under its proposed December 2002 understanding with the Civil Division of the DOJ described below. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter. HCA has stated that this action would be dismissed under its proposed December 2002 understanding with the Civil Division of the DOJ described below.

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

On March 28, 2002, HCA announced that it had reached an understanding with CMS to resolve all Medicare cost report appeal issues between HCA and CMS on more than 2,600 cost reports for reporting periods from 1993 through July 31, 2001. The understanding, which is subject to approval of the DOJ and execution of a mutually satisfactory definitive written agreement, would require HCA to pay CMS the sum of $250 million. The understanding does not include resolution of outstanding civil issues with the DOJ and relators under HCA’s various qui tam cases with respect to cost reports and physician relations. On May 7, 2003, the DOJ stated that it had approved this understanding.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In December 2002, HCA reached an understanding with the Civil Division of the DOJ to recommend an agreement to settle, subject to certain conditions, the litigation brought by the Division against HCA, including the remaining outstanding issues of cost reports and physician relations, in exchange for a payment by HCA of $631 million, plus interest. HCA has stated that this understanding, which is subject to approvals by senior DOJ officials and execution of definitive documents, would effectively end the Division’s investigation of HCA. HCA also agreed in principle with representatives of states that may have similar claims against HCA to pay $17.5 million to resolve these claims. HCA will also pay the legal fees of certain relators’ attorneys. On May 7, 2003, the DOJ stated that it had given its approval to this proposed settlement.

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

HEALTH CARE REFORM

In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers. While Triad is unable to predict whether any proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of Triad will not be adopted.

In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into two interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively converts a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Both of Triad’s interest rate swaps are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

Triad has entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.38% at March 31, 2003. Subsequent to March 31, 2003, the LIBOR rate was reset at 1.29%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.26% at March 31, 2003.

With respect to Triad’s interest-bearing liabilities, approximately $751.0 million of long-term debt at March 31, 2003 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.1 million at March 31, 2003 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,764.2 million at March 31, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $5.5 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

Part II: Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits:

Exhibit Number	Description

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2003:

On February 3, 2003, Triad furnished a presentation that was made by certain senior management at the UBS Warburg Global Healthcare Services Conference.

On February 6, 2003, Triad furnished the company’s growth management presentation.

On February 24, 2003, Triad reported that is has issued a press release reporting 2002 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.
Date:	May 14, 2003	By:	/s/ BURKE W. WHITMAN
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ BURKE W. WHITMAN

Executive Vice President and

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.