Form 10-Q
period 2003-06-30
TRIAD HOSPITALS INC
filed 2003-08-12
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 75,251,554.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended June 30, 2003 and 2002

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the six months ended
	2003	2002	2003	2002

Revenues	$953.8	$867.2	$1,908.3	$1,728.1

Salaries and benefits	395.6	363.2	788.4	717.1
Reimbursable expenses	13.6	15.4	28.4	31.8
Supplies	149.7	137.1	294.8	270.6
Other operating expenses	179.5	159.6	354.9	315.0
Provision for doubtful accounts	78.4	65.9	154.6	129.5
Depreciation	43.3	39.3	85.5	78.4
Amortization	1.5	1.5	3.0	3.3
Interest expense	33.6	34.9	66.8	68.1
Interest income	(0.5)	(0.4)	(1.1)	(0.8)
ESOP expense	2.0	2.9	4.1	5.3
Litigation settlements	—	(4.5)	—	(4.5)
(Gain) loss on sales of assets	0.1	(0.3)	(1.2)	(1.9)

Total operating expenses	896.8	814.6	1,778.2	1,611.9

Income before minority interests, equity in earnings and income tax provision	57.0	52.6	130.1	116.2

Minority interests in earnings of consolidated entities	(2.3)	(3.8)	(4.7)	(7.1)
Equity in earnings of affiliates	8.1	5.6	15.3	11.7

Income before income tax provision	62.8	54.4	140.7	120.8
Income tax provision	(24.8)	(21.6)	(55.4)	(47.6)

Net income	$38.0	$32.8	$85.3	$73.2

Income per common share:
Basic	$0.52	$0.46	$1.16	$1.03

Diluted	$0.51	$0.44	$1.14	$0.99

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$99.7	$68.3
Accounts receivable, less allowances for doubtful accounts of $180.2 at June 30, 2003 and $174.4 at December 31, 2002	526.0	507.4
Inventories	99.7	95.5
Deferred income taxes	20.5	62.3
Prepaid expenses	38.1	36.6
Other	65.8	74.3

	849.8	844.4
Property and equipment, at cost:
Land	168.2	171.5
Buildings and improvements	1,406.8	1,340.6
Equipment	1,192.2	1,150.8
Construction in progress	73.4	79.6

	2,840.6	2,742.5
Accumulated depreciation	(854.8)	(787.3)

	1,985.8	1,955.2
Goodwill	1,224.0	1,224.0
Intangible assets, net of accumulated amortization	68.4	72.0
Investment in and advances to affiliates	189.3	179.7
Other	109.6	106.3

Total assets	$4,426.9	$4,381.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$113.0	$132.5
Accrued salaries	97.9	107.6
Current portion of long-term debt	82.5	73.1
Other current liabilities	128.2	132.0

	421.6	445.2
Long-term debt	1,576.1	1,618.9
Other liabilities	99.0	86.6
Deferred taxes	155.6	151.1
Minority interests in equity of consolidated entities	124.5	125.3
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 75,218,357 and 74,937,635 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	0.8	0.7
Additional paid-in capital	1,891.8	1,883.5
Accumulated other comprehensive loss	(3.8)	(4.0)
Unearned ESOP compensation	(19.0)	(20.7)
Accumulated earnings	180.3	95.0

Total stockholders’ equity	2,050.1	1,954.5

Total liabilities and stockholders’ equity	$4,426.9	$4,381.6

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended June 30, 2003 and 2002

Unaudited

(Dollars in millions)

	For the six months ended
	2003	2002
Cash flows from operating activities
Net income	$85.3	$73.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	154.6	129.5
Depreciation and amortization	88.5	81.7
ESOP expense	4.1	5.3
Minority interests	4.7	7.1
Equity in earnings of affiliates	(15.3)	(11.7)
(Gain) loss on sales of assets	(1.2)	(1.9)
Deferred income taxes	46.3	47.6
Non-cash interest expense	3.8	3.7
Non-cash stock option expense	0.2	0.2
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(173.2)	(158.5)
Inventories and other assets	(4.0)	(16.3)
Accounts payable and other current liabilities	(33.0)	(5.5)
Other	12.9	1.2

Net cash provided by operating activities	173.7	155.6

Cash flows from investing activities
Purchases of property and equipment	(118.9)	(148.0)
Distributions and advances from affiliates	6.4	17.2
Proceeds received on sales of assets	3.8	1.9
Restricted cash	—	5.7
Other	(0.3)	(0.4)

Net cash used in investing activities	(109.0)	(123.6)

Cash flows from financing activities
Payments of long-term debt	(33.9)	(61.8)
Proceeds from issuance of common stock	6.1	29.1
Proceeds from executive stock purchase plan loans	—	10.1
Distributions to minority partners, net	(5.5)	(7.7)

Net cash used in financing activities	(33.3)	(30.3)

Change in cash and cash equivalents	31.4	1.7
Cash and cash equivalents at beginning of period	68.3	16.3

Cash and cash equivalents at end of period	$99.7	$18.0

Interest payments	$63.7	$66.4
Income tax payments	$2.7	$7.8

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

NOTE 2—STOCK BENEFIT PLANS

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Net income as reported	$38.0	$32.8	$85.3	$73.2
Add: Stock option expense recorded, net of income tax	0.1	0.1	0.2	0.2
Less: Fair value stock option expense, net of income tax	(4.7)	(4.5)	(8.5)	(7.7)

Pro forma net income	$33.4	$28.4	$77.0	$65.7

Basic income per share, as reported	$0.52	$0.46	$1.16	$1.03
Add: Stock option expense recorded, net of income tax	—	—	—	—
Less: Fair value stock option expense, net of income tax	(0.06)	(0.06)	(0.11)	(0.10)

Pro forma basic income per share	$0.46	$0.40	$1.05	$0.93

Diluted income per share, as reported	$0.51	$0.44	$1.14	$0.99
Add: Stock option expense recorded, net of income tax	—	—	—	—
Less: Fair value stock option expense, net of income tax	(0.06)	(0.06)	(0.10)	(0.10)

Pro forma diluted income per share	$0.45	$0.38	$1.04	$0.89

During the six months ended June 30, 2003, 214,453 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $4.7 million and 16,235 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.4 million. Additionally during the six months ended June 30, 2003, 50,031 stock options were exercised for proceeds of $1.0 million.

During the six months ended June 30, 2003, 1,276,800 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT

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

Consolidating Statement of Operations

For the three months ended June 30, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$799.9	$156.3	$(2.4)	$953.8

Salaries and benefits	0.1	319.3	76.2	—	395.6
Reimbursable expenses	—	13.6	—	—	13.6
Supplies	—	128.0	21.7	—	149.7
Other operating expenses	0.2	149.4	30.1	(0.2)	179.5
Provision for doubtful accounts	—	68.2	10.2	—	78.4
Depreciation	—	36.9	6.4	—	43.3
Amortization	—	1.5	—	—	1.5
Interest expense allocated	—	(3.4)	3.4	—	—
Interest expense, net	32.6	0.6	(0.1)	—	33.1
ESOP expense	2.0	—	—	—	2.0
Management fees	—	—	2.2	(2.2)	—
Loss on sales of assets	—	0.1	—	—	0.1

Total operating expenses	34.9	714.2	150.1	(2.4)	896.8

Income (loss) before minority interests, equity in earnings and income tax provision	(34.9)	85.7	6.2	—	57.0
Minority interests	—	(2.2)	(0.1)	—	(2.3)
Equity in earnings of affiliates	97.7	14.2	—	(103.8)	8.1

Income before income tax provision	62.8	97.7	6.1	(103.8)	62.8

Income tax provision	(24.8)	—	—	—	(24.8)

Net income	$38.0	$97.7	$6.1	$(103.8)	$38.0

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT (continued)

Consolidating Statement of Operations

For the three months ended June 30, 2002

Unaudited

(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$721.5	$148.1	$(2.4)	$867.2

Salaries and benefits	0.1	290.7	72.4	—	363.2
Reimbursable expenses	—	15.4	—	—	15.4
Supplies	—	115.8	21.3	—	137.1
Other operating expenses	1.5	130.8	27.3	—	159.6
Provision for doubtful accounts	—	55.8	10.1	—	65.9
Depreciation	—	33.1	6.2	—	39.3
Amortization	—	1.5	—	—	1.5
Interest expense allocated	—	(2.3)	2.3	—	—
Interest expense, net	33.3	1.2	—	—	34.5
ESOP expense	2.9	—	—	—	2.9
Litigation settlements	(4.5)	—	—	—	(4.5)
Management fees	—	—	2.4	(2.4)	—
Gain on sales of assets	—	(0.2)	(0.1)	—	(0.3)

Total operating expenses	33.3	641.8	141.9	(2.4)	814.6

Income (loss) before minority interests, equity in earnings and income tax provision	(33.3)	79.7	6.2	—	52.6
Minority interests	—	(4.6)	0.8	—	(3.8)
Equity in earnings of affiliates	87.7	12.6	—	(94.7)	5.6

Income before income tax provision	54.4	87.7	7.0	(94.7)	54.4

Income tax provision	(21.6)	—	—	—	(21.6)

Net income	$32.8	$87.7	$7.0	$(94.7)	$32.8

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT (continued)

Consolidating Statement of Operations

For the six months ended June 30, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,598.9	$314.0	$(4.6)	$1,908.3

Salaries and benefits	0.2	633.3	154.9	—	788.4
Reimbursable expenses	—	28.4	—	—	28.4
Supplies	—	252.1	42.7	—	294.8
Other operating expenses	0.3	293.5	61.3	(0.2)	354.9
Provision for doubtful accounts	—	134.2	20.4	—	154.6
Depreciation	—	72.6	12.9	—	85.5
Amortization	—	3.0	—	—	3.0
Interest expense allocated	—	(6.5)	6.5	—	—
Interest expense, net	65.3	0.5	(0.1)	—	65.7
ESOP expense	4.1	—	—	—	4.1
Management fees	—	—	4.4	(4.4)	—
Gain on sales of assets	—	(1.2)	—	—	(1.2)

Total operating expenses	69.9	1,409.9	303.0	(4.6)	1,778.2

Income (loss) before minority interests, equity in earnings and income tax provision	(69.9)	189.0	11.0	—	130.1
Minority interests	—	(4.6)	(0.1)	—	(4.7)
Equity in earnings of affiliates	210.6	26.2	—	(221.5)	15.3

Income before income tax provision	140.7	210.6	10.9	(221.5)	140.7

Income tax provision	(55.4)	—	—	—	(55.4)

Net income	$85.3	$210.6	$10.9	$(221.5)	$85.3

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT (continued)

Consolidating Statement of Operations

For the six months ended June 30, 2002

Unaudited

(dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$1,439.4	$293.8	$(5.1)	$1,728.1

Salaries and benefits	0.2	573.1	143.8	—	717.1
Reimbursable expenses	—	31.8	—	—	31.8
Supplies	—	228.7	41.9	—	270.6
Other operating expenses	1.7	260.2	53.1	—	315.0
Provision for doubtful accounts	—	109.2	20.3	—	129.5
Depreciation	—	66.6	11.8	—	78.4
Amortization	—	3.0	0.3	—	3.3
Interest expense allocated	—	(4.5)	4.5	—	—
Interest expense, net	65.8	1.4	0.1	—	67.3
ESOP expense	5.3	—	—	—	5.3
Litigation settlements	(4.5)	—	—	—	(4.5)
Management fees	—	—	5.1	(5.1)	—
Gain on sales of assets	—	(1.8)	(0.1)	—	(1.9)

Total operating expenses	68.5	1,267.7	280.8	(5.1)	1,611.9

Income (loss) before minority interests, equity in earnings and income tax provision	(68.5)	171.7	13.0	—	116.2
Minority interests	—	(8.1)	1.0	—	(7.1)
Equity in earnings of affiliates	189.3	25.7	—	(203.3)	11.7

Income before income tax provision	120.8	189.3	14.0	(203.3)	120.8

Income tax provision	(47.6)	—	—	—	(47.6)

Net income	$73.2	$189.3	$14.0	$(203.3)	$73.2

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

June 30, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$95.0	$4.7	$—	$99.7
Accounts receivable, net	—	429.3	96.7	—	526.0
Other current assets	29.5	176.8	25.6	(7.8)	224.1

Total current assets	29.5	701.1	127.0	(7.8)	849.8

Net property and equipment, at cost	—	1,673.8	312.0	—	1,985.8

Goodwill	—	1,185.3	38.7	—	1,224.0
Intangible assets	—	68.4	—	—	68.4
Investment in and advances to affiliates	1,857.7	436.5	—	(2,104.9)	189.3
Due from affiliates	1,913.2	—	—	(1,913.2)	—
Other	53.1	83.2	0.3	(27.0)	109.6

Total assets	$3,853.5	$4,148.3	$478.0	$(4,052.9)	$4,426.9

Liabilities and Equity
Current liabilities	$70.0	$313.2	$39.9	$(1.5)	$421.6
Due to affiliates	—	1,780.8	132.4	(1,913.2)	—
Long-term debt	1,572.8	30.3	6.3	(33.3)	1,576.1
Deferred taxes and other liabilities	160.6	94.0	—	—	254.6
Minority interests in equity of consolidated entities	—	72.3	52.2	—	124.5
Equity	2,050.1	1,857.7	247.2	(2,104.9)	2,050.1

Total liabilities and equity	$3,853.5	$4,148.3	$478.0	$(4,052.9)	$4,426.9

Condensed Consolidating Balance Sheets December 31, 2002 Unaudited (Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$60.5	$7.8	$—	$68.3
Accounts receivable, net	—	420.8	86.6	—	507.4
Other current assets	78.0	176.1	22.6	(8.0)	268.7

Total current assets	78.0	657.4	117.0	(8.0)	844.4

Net property and equipment, at cost	—	1,639.5	315.7	—	1,955.2

Goodwill	—	1,175.7	48.3	—	1,224.0
Intangible assets	—	72.0	—	—	72.0
Investment in and advances to affiliates	1,674.3	445.1	—	(1,939.7)	179.7
Due from affiliates	2,004.5	—	—	(2,004.5)	—
Other	56.4	76.9	—	(27.0)	106.3

Total assets	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

Liabilities and Equity
Current liabilities	$85.9	$313.9	$46.8	$(1.4)	$445.2
Due to affiliates	—	1,895.1	109.4	(2,004.5)	—
Long-term debt	1,615.3	30.7	6.5	(33.6)	1,618.9
Deferred taxes and other liabilities	157.5	80.2	—	—	237.7
Minority interests in equity of consolidated entities	—	72.4	52.9	—	125.3
Equity	1,954.5	1,674.3	265.4	(1,939.7)	1,954.5

Total liabilities and equity	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2003

Unaudited

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(84.9)	$262.7	$(4.1)	$—	$173.7
Cash flows from investing activities
Purchases of property and equipment	—	(109.6)	(9.3)	—	(118.9)
Distributions and advances (to) from affiliates	20.8	(14.4)	—	—	6.4
Proceeds received on sales of assets	—	3.8	—	—	3.8
Other	—	(0.3)	—	—	(0.3)

Net cash provided by (used in) investing activities	20.8	(120.5)	(9.3)	—	(109.0)
Cash flows from financing activities
Payments of long-term debt	(33.0)	(0.7)	(0.2)	—	(33.9)
Proceeds from issuance of common stock	6.1	—	—	—	6.1
Distributions to minority partners	—	(4.7)	(0.8)	—	(5.5)
Net change in due to (from) affiliates	91.0	(102.3)	11.3	—	—

Net cash provided by (used in) financing activities	64.1	(107.7)	10.3	—	(33.3)

Change in cash and cash equivalents	—	34.5	(3.1)	—	31.4
Cash and cash equivalents at beginning of period	—	60.5	7.8	—	68.3

Cash and cash equivalents at end of period	$—	$95.0	$4.7	$—	$99.7

Condensed Consolidating Statements of Cash Flows For the six months ended June 30, 2002 Unaudited (Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67.3)	$197.9	$25.0	$—	$155.6
Cash flows from investing activities
Purchases of property and equipment	—	(109.1)	(38.9)	—	(148.0)
Distributions and advances (to) from affiliates	169.5	(122.5)	(29.8)	—	17.2
Proceeds received on sales of assets	—	1.8	0.1	—	1.9
Restricted cash	5.7	—	—	—	5.7
Other	—	(0.4)	—	—	(0.4)

Net cash provided by (used in) investing activities	175.2	(230.2)	(68.6)	—	(123.6)
Cash flows from financing activities
Payments of long-term debt	(53.6)	(1.3)	(6.9)	—	(61.8)
Proceeds from issuance of common stock	29.1	—	—	—	29.1
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(6.8)	(0.9)	—	(7.7)
Net long term borrowing (to) from affiliates	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliates	(59.6)	13.3	46.3	—	—

Net cash provided by (used in) financing activities	(107.9)	32.2	45.4	—	(30.3)

Change in cash and cash equivalents	—	(0.1)	1.8	—	1.7
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$14.6	$3.4	$—	$18.0

NOTE 4—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay the loan. Triad would then pursue collections from the patient. At June 30, 2003, the amounts subject to the guarantees were $17.0 million. Triad had accrued liabilities of $3.7 million at June 30, 2003 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $1.9 million at June 30, 2003.

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.29% at June 30, 2003. Subsequent to June 30, 2003, the LIBOR rate was reset at 1.11%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.09% at June 30, 2003.

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

At June 30, 2003 the fair value of the interest rate swaps were liabilities of $5.0 million recorded in other liabilities and $1.1 million recorded in other current liabilities in the condensed consolidated balance sheet. At December 31, 2002 the fair value of the interest rate swaps was a liability of $6.4 million and was recorded in other liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps was recognized through other comprehensive loss (see NOTE 8).

NOTE 6—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic Weighted average shares outstanding by all potentially dilutive stock options. Options outstanding of 6,627,488 and 162,890 were not included in the computation of diluted earnings per share in 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the three and six months ended June 30, 2003 and 2002 are as follows:

	For the three months ended		For the six months ended
	2003	2002	2003	2002
Weighted average shares exclusive of unreleased ESOP shares	73,227,240	71,126,433	73,193,133	70,659,441
Weighted average of ESOP shares committed to be released	112,500	112,500	75,000	75,000

Basic weighted average shares outstanding	73,339,740	71,238,933	73,268,133	70,734,441

Effect of dilutive securities – employee stock options	1,560,407	3,727,364	1,707,696	3,529,104

Diluted weighted average shares outstanding	74,900,147	74,966,297	74,975,829	74,263,545

NOTE 7—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues:
Owned operations	$916.0	$825.8	$1,832.2	$1,644.2
Management services	33.2	35.8	66.9	72.4
Corporate and other	4.6	5.6	9.2	11.5

	$953.8	$867.2	$1,908.3	$1,728.1

EBITDA (a):
Owned operations	$153.6	$137.2	$313.7	$284.6
Management services	2.8	6.5	7.5	12.7
Corporate and other	(11.3)	(12.1)	(18.7)	(21.5)

	$145.1	$131.6	$302.5	$275.8

EBITDA for owned operations includes equity in earnings of affiliates of $8.1 million and $5.6 million in the three months ended June 30, 2003 and 2002, respectively, and $15.3 million and $11.7 million for the six months ended June 30, 2003 and 2002, respectively.

A reconciliation of EBITDA to income before income tax provision follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Total EBITDA for reportable segments	$145.1	$131.6	$302.5	$275.8

Depreciation	43.3	39.3	85.5	78.4
Amortization	1.5	1.5	3.0	3.3
Interest expense	33.6	34.9	66.8	68.1
Interest income	(0.5)	(0.4)	(1.1)	(0.8)
ESOP expense	2.0	2.9	4.1	5.3
Litigation settlements	—	(4.5)	—	(4.5)
(Gain) loss on sales of assets	0.1	(0.3)	(1.2)	(1.9)
Minority interests in earnings of consolidated entities	2.3	3.8	4.7	7.1

Income before income tax provision	$62.8	$54.4	$140.7	$120.8

(a)	EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, litigation settlements, (gain) loss on sales of assets, minority interests in earnings of consolidated entities and income tax provision. EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—COMPREHENSIVE INCOME

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

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income	$38.0	$32.8	$85.3	$73.2
Other comprehensive income (loss), net of income tax:
Net change in fair value of interest rate swaps	0.4	(1.5)	0.2	(1.0)

Comprehensive income	$38.4	$31.3	$85.5	$72.2

Accumulated other comprehensive loss, net of income tax, at June 30, 2003 is comprised of $3.8 million relating to the fair value of interest rate swaps.

NOTE 9—LITIGATION SETTLEMENTS

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum Health Group, Inc. (“Quorum”) prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002.

NOTE 10—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—CONTINGENCIES (continued)

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice (“DOJ”) intervened in eight actions, which have been settled under the settlement agreement with the Civil Division of the DOJ described below. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter. HCA has stated that this action has been dismissed under the settlement agreement with the Civil Division of the DOJ described below.

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

In December 2000, HCA entered into an agreement with the Criminal Division of the DOJ and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the DOJ. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government involving DRG coding, outpatient laboratory billing and home health issues. Civil issues that were not covered include claims related to cost reports, wound care

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—CONTINGENCIES (continued)

and physician relations issues. These agreements did not resolve any of the qui tam actions or any pending state actions.

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

In June 2003, HCA announced that it signed an agreement with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS for cost report periods ending before August 1, 2001. Under the terms of this agreement, HCA paid CMS $250 million in June 2003. The agreement does not include resolution of outstanding civil issues with the DOJ and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

In June 2003, HCA also announced that it had signed agreements with the Civil Division of the DOJ dismissing the various claims the Civil Division had brought against HCA related to physician relations, cost reports and wound care issues. This settlement agreement received court approval, and HCA made a payment to the government of $641 million (including accrued interest of $10 million) in July 2003. HCA has stated that this settlement agreement with the DOJ effectively ends the DOJ’s investigation of HCA that was first made public in 1997. The settlement agreement, however, does not affect qui tam cases in which the government has not intervened. In June 2003, HCA also finalized an agreement with a negotiating team representing states that may have claims against it. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33.0 million for legal fees of the private parties.

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

TRIAD HOSPITAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—CONTINGENCIES (continued)

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

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Triad does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 149.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective immediately for instruments entered into or modified after May 15, 2003 and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. Triad does not anticipate a material impact from the adoption of SFAS 150.

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

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the health care business,
•	the efforts of insurers and other payers, health care providers and others to contain health care costs,
•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to health care providers,
•	changes in Federal, state or local regulations affecting the health care industry,
•	the possible enactment of Federal or state health care reform,
•	the ability to attract and retain qualified management and personnel, including physicians and nurses,
•	the departure of key executive officers from Triad,
•	claims and legal actions relating to professional liabilities and other matters,
•	fluctuations in the market value of Triad’s common stock,
•	changes in accounting standards,
•	changes in general economic conditions or geopolitical events,
•	future acquisitions, joint venture development or divestitures which may result in additional charges,
•	the ability to enter into managed care provider arrangements on acceptable terms,
•	the availability and terms of capital to fund the expansion of Triad’s business,
•	changes in business strategy or development plans,
•	the ability to obtain adequate levels of general and professional liability insurance,
•	potential adverse impact of known and unknown government investigations,
•	timeliness of reimbursement payments received under government programs, and
•	other risk factors.

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

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which Triad’s facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth due to changes in patient acuity, closure of unprofitable services, favorable pricing trends and contract structure. The increases in pricing trends and contract structure were the result of renegotiating and renewing certain managed care contracts on more favorable terms (to include more stop losses, carve outs and pass throughs). Increased volumes for more intensive cases, such as inpatient surgeries, also contributed to revenue rate growth. There can be no assurances that Triad will continue to receive these levels of revenue increases in the future.

Patient volumes, on a same facility basis, have decreased slightly in 2003 compared to 2002. Volumes have been affected by the general weakness in the overall economy. With healthcare costs increasing, many employers

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. If the trend of decreased volumes continues, then Triad’s results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 36.2% and 37.9% of total patient revenues for the three months ended June 30, 2003 and 2002, respectively and 36.7% and 38.5% of total patient revenues for the six months ended June 30, 2003 and 2002, respectively. Patient revenues related to managed care plan patients were 41.7% and 39.6% of total patient revenues for the three months ended June 30, 2003 and 2002, respectively and 41.2% and 38.3% of total patient revenues for the six months ended June 30, 2003 and 2002, respectively. With an increasing proportion of services over the last several years being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 46% and 45% of patient revenues for the three months ended June 30, 2003 and 2002, respectively, and 45% of patient revenues in each of the six months ended June 30, 2003 and 2002.

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

In connection with Triad’s spin-off from HCA, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad was responsible for the filing of these cost reports which are recorded in accounts receivable in the condensed consolidated balance sheets. Triad has recorded a receivable from HCA relating to the indemnification of $23.2 million as of June 30, 2003 which is recorded in other current assets in the condensed consolidated balance sheets.

Other Trends

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures of its insurance costs increasing. Triad has an extensive insurance program, with the largest component being general and

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently records liabilities for its estimated retentions. During the three months ended June 30, 2003, Triad recorded a $4.0 million reduction to the estimated liability, primarily related to liabilities associated with claims incurred prior to the merger with Quorum Health Group, Inc. (“Quorum”) due to settlement of claims at lower amounts than previously estimated. Including this reduction, Triad’s total insurance costs increased approximately $4.7 million, or 33% and $13.7 million, or 48% in the three and six months ended June 30, 2003, respectively, compared to the three and six months ended June 30, 2002, respectively. If the trend of increasing costs continues, Triad’s results of operations and cash flows could be affected.

One of Triad’s hospitals had impairment indicators and was evaluated for potential impairment. Currently, the undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. If the projections of future cash flows deteriorate, then impairment of these assets may be required.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results for the three and six months ended June 30, 2003 and 2002 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the six months ended
	2003		2002		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$953.8	100.0	$867.2	100.0	$1,908.3	100.0	$1,728.1	100.0

Salaries and benefits	395.6	41.5	363.2	41.9	788.4	41.3	717.1	41.5
Reimbursable expenses	13.6	1.4	15.4	1.7	28.4	1.5	31.8	1.8
Supplies	149.7	15.7	137.1	15.8	294.8	15.4	270.6	15.7
Other operating expenses	179.5	18.8	159.6	18.4	354.9	18.6	315.0	18.2
Provision for doubtful accounts	78.4	8.2	65.9	7.6	154.6	8.1	129.5	7.5
Depreciation and amortization	44.8	4.7	40.8	4.7	88.5	4.7	81.7	4.7
Interest expense, net	33.1	3.5	34.5	4.0	65.7	3.5	67.3	3.9
Litigation settlements	—	—	(4.5)	(0.5)	—	—	(4.5)	(0.2)
ESOP expense	2.0	0.2	2.9	0.3	4.1	0.2	5.3	0.3
(Gain) loss on sales of assets	0.1	—	(0.3)	—	(1.2)	(0.1)	(1.9)	(0.1)

	896.8	94.0	814.6	93.9	1,778.2	93.2	1,611.9	93.3

Income before minority interests, equity in earnings and income tax provision	57.0	6.0	52.6	6.1	130.1	6.8	116.2	6.7
Minority interests in earnings of consolidated entities	(2.3)	(0.2)	(3.8)	(0.4)	(4.7)	(0.2)	(7.1)	(0.4)
Equity in earnings of affiliates	8.1	0.8	5.6	0.6	15.3	0.8	11.7	0.7

Income before income tax provision	62.8	6.6	54.4	6.3	140.7	7.4	120.8	7.0
Income tax provision	(24.8)	(2.6)	(21.6)	(2.5)	(55.4)	(2.9)	(47.6)	(2.8)

Net income	$38.0	4.0	$32.8	3.8	$85.3	4.5	$73.2	4.2

Income per common share
Basic	$0.52		$0.46		$1.16		$1.03
Diluted	$0.51		$0.44		$1.14		$0.99
Number of hospitals at end of period (a)
Owned	45		43		45		43
Managed joint ventures	1		1		1		1
Leased to others	2		2		2		2

Total	48		46		48		46
Licensed beds at end of period (b)	7,907		7,580		7,907		7,580
Available beds at end of period (c)	7,182		6,902		7,182		6,902
Admissions (d)
Owned	71,412		69,271		144,658		142,687
Managed joint ventures	1,377		1,358		2,907		3,005

Total	72,789		70,629		147,565		145,692
Adjusted admissions (e)	123,119		119,640		244,987		242,027
Outpatient visits	845,674		828,992		1,670,961		1,661,195
Inpatient surgeries	27,567		26,288		54,599		51,065
Outpatient surgeries	73,004		72,081		142,626		139,771

Total surgeries	100,571		98,369		197,225		190,836
Average length of stay (f)	4.8		4.8		4.9		4.9
Outpatient revenue percentage	46%		45%		45%		45%
Inpatient revenue per admission	$6,741		$6,365		$6,772		$6,170
Outpatient revenue per outpatient visit	$492		$439		$487		$437
Patient revenue per adjusted admission	$7,287		$6,728		$7,320		$6,636

(a)	Number of hospitals excludes a facility under construction. This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended June 30, 2003 and 2002

Net income increased to $38.0 million in the three months ended June 30, 2003 from $32.8 million in the three months ended June 30, 2002. This was due primarily to a 10.0% increase in revenues. This was partially offset by increases in employee health benefits, insurance and provision for doubtful accounts as a percentage of revenues. Triad also had $4.5 million in litigation settlement income in 2002 relating to an indemnification settlement with HCA on a False Claims Act litigation case that was settled by Quorum prior to the merger.

Revenues increased 10.0% to $953.8 million in the three months ended June 30, 2003 compared to $867.2 million in the three months ended June 30, 2002. This includes $5.8 million in favorable prior year cost report settlements during 2003 compared to $4.1 million in favorable prior year cost report settlements in 2002. Excluding prior year cost report settlements, patient revenue per adjusted admission increased 8.6% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Managed care contract pricing increased approximately 5% to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s slightly higher acuity procedures in 2003 compared to 2002 resulted primarily from same facility inpatient surgeries increasing 1.7% in 2003 compared to 2002. Same facility admissions, adjusted admissions and outpatient surgeries were relatively constant in 2003 compared to 2002.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 41.5% in the three months ended June 30, 2003 from 41.9% in the three months ended June 30, 2002. This was due to a reduction of contract labor usage of approximately $2.2 million and increased productivity. This was offset by employee health benefit costs increasing approximately $7.3 million, or 21%, in 2003 compared to 2002.

Reimbursable expenses as a percentage of revenue decreased to 1.4% in the three months ended June 30, 2003 from 1.7% in the three months ended June 30, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

Supplies decreased as a percentage of revenues to 15.7% in the three months ended June 30, 2003 from 15.8% in the three months ended June 30, 2002. This was due primarily to the revenue rate increases resulting from favorable pricing trends and changes in contract structure discussed above, although supplies per adjusted admission increased 6.1% due to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.8% in the three months ended June 30, 2003 compared to 18.4% in the three months ended June 30, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $4.7 million or 33% (see “Other Trends”). This change includes a $4.0 million reduction in the estimated general and professional liability primarily related to claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. This was partially offset by the revenue rate increases, resulting from favorable pricing trends and changes in contract structure discussed above.

Provision for doubtful accounts as a percentage of revenues increased to 8.2% in the three months ended June 30, 2003 compared to 7.6% in the three months ended June 30, 2002. Triad recorded $5.0 million of additional allowance in the three months ended June 30, 2003. This was due primarily to an increase in uninsured accounts of approximately 3% as a percentage of receivables. If the trend of increasing uninsured accounts continues, then Triad’s results of operations could be adversely affected.

Depreciation and amortization increased to $44.8 million in the three months ended June 30, 2003 compared to $40.8 million in the three months ended June 30, 2002. This was due primarily to the opening of a new acute care hospital in Las Cruces, New Mexico in August 2002 and completion of several major renovation projects.

Interest expense, which was offset by $0.5 million and $0.4 million of interest income in the three months ended June 30, 2003 and 2002, respectively, decreased to $33.1 million in the three months ended June 30, 2003

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

compared to $34.5 million in the three months ended June 30, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. This was recorded as litigation settlements in the condensed consolidated statements of operations in the three months ended June 30, 2002.

Minority interests decreased to $2.3 million in the three months ended June 30, 2003 from $3.8 million in the three months ended June 30, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $8.1 million in the three months ended June 30, 2003 compared to $5.6 million in the three months ended June 30, 2002 due to improved earnings at non-consolidating joint ventures in El Dorado, Arkansas and Macon, Georgia.

Income tax provision was $24.8 million in the three months ended June 30, 2003 compared to $21.6 million in the three months ended June 30, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

Six Months Ended June 30, 2003 and 2002

Net income increased to $85.3 million in the six months ended June 30, 2003 from $73.2 million in the six months ended June 30, 2002. This was due primarily to a 10.4% increase in revenues. This was partially offset by increases in employee health benefits, insurance and provision for doubtful accounts as a percentage of revenues. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002. Triad also had $4.5 million in litigation settlement income in 2002 relating to an indemnification settlement with HCA on a False Claims Act litigation case that was settled by Quorum prior to the merger.

Revenues increased 10.4% to $1,908.3 million in the six months ended June 30, 2003 compared to $1,728.1 million in the six months ended June 30, 2002. This includes $12.4 million in favorable prior year cost report settlements during 2003 compared to $1.4 million in favorable prior year cost report settlements in 2002. This was due primarily to a delay in Triad’s cost report filings in 2002 because of outpatient prospective payment system implementation issues at the Centers for Medicare and Medicaid Services (“CMS”). Excluding prior year cost report settlements, patient revenue per adjusted admission increased 10.1% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Managed care contract pricing increased approximately 5% to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s higher acuity procedures in 2003 compared to 2002 resulted primarily from same facility inpatient surgeries increasing 3.8% in 2003 compared to 2002. These increases were partially offset by overall decreases in same facility patient volumes. Volumes have been affected by the general weakness in the overall economy. With healthcare costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. Same facility admissions decreased 1.2% and adjusted admissions decreased 1.1% in 2003 compared to 2002, respectively.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 41.3% in the six months ended June 30, 2003 from 41.5% in the six months ended June 30, 2002. This was due to a reduction of contract labor usage of approximately $4.2 million and increased productivity. This was offset by employee health benefit costs increasing approximately $15.7 million, or 22%, in 2003 compared to 2002. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002.

Reimbursable expenses as a percentage of revenue decreased to 1.5% in the six months ended June 30, 2003 from 1.8% in the six months ended June 30, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplies decreased as a percentage of revenues to 15.4% in the six months ended June 30, 2003 from 15.7% in the six months ended June 30, 2002. This was due primarily to the revenue rate increases resulting from favorable pricing trends and changes in contract structure discussed above, although supplies per adjusted admission increased 7.6% due to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.6% in the six months ended June 30, 2003 compared to 18.2% in the six months ended June 30, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $13.7 million or 48% (see “Other Trends”). This change includes a $4.0 million reduction in the estimated general and professional liability primarily related to claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. This was partially offset by the revenue rate increases, resulting from favorable pricing trends and changes in contract structure discussed above.

Provision for doubtful accounts as a percentage of revenues increased to 8.1% in the six months ended June 30, 2003 compared to 7.5% in the six months ended June 30, 2002. Triad recorded $5.0 million of additional allowance in the six months ended June 30, 2003. This was due primarily to an increase in uninsured accounts of approximately 3% as a percentage of receivables. If the trend of increasing uninsured accounts continues, then Triad’s results of operations could be adversely affected. The increase was also due to a settlement received on a bankrupt account and recoveries on other non-patient receivables in 2002.

Depreciation and amortization increased to $88.5 million in the six months ended June 30, 2003 compared to $81.7 million in the six months ended June 30, 2002. This was due primarily to the opening of a new acute care hospital in Las Cruces, New Mexico in August 2002 and completion of several major renovation projects.

Interest expense, which was offset by $1.1 million and $0.8 million of interest income in the six months ended June 30, 2003 and 2002, respectively, decreased to $65.7 million in the six months ended June 30, 2003 compared to $67.3 million in the six months ended June 30, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. This was recorded as litigation settlements in the condensed consolidated statements of operations in the three months ended June 30, 2002.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the six months ended June 30, 2003. In the six months ended June 30, 2002, gain on sales of assets was primarily comprised of a $1.6 million gain on the sale of an investment in a rehabilitation center.

Minority interests decreased to $4.7 million in the six months ended June 30, 2003 from $7.1 million in the six months ended June 30, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $15.3 million in the six months ended June 30, 2003 compared to $11.7 million in the six months ended June 30, 2002 due to improved earnings at non-consolidating joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $55.4 million in the six months ended June 30, 2003 compared to $47.6 million in the six months ended June 30, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $173.7 million in the six months ended June 30, 2003 compared to $155.6 million in the six months ended June 30, 2002. The increase was due to improved operating results and a reduction in the increase in accounts receivable of $18.6 million in 2003 compared to $29.0 million in 2002 primarily from improved collections on insured accounts. Accounts receivable days have decreased approximately two days in 2003 compared to 2002. Additionally, payments for prepaid expenses decreased $8.9 million due to changes in payment structure of insurance programs in 2002, while the 2003 payments remained relatively constant. Also, income tax payments decreased $5.1 million in 2003 from 2002 due primarily to overpayment of estimated taxes in 2002. The overpayment is being applied to 2003 income taxes. There were also increases in self insured

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

reserves of $16.4 million in 2003 compared to $9.1 million in 2002. This was partially offset by approximately $14.8 million of increased incentive compensation payments throughout the organization in 2003 compared to 2002. Accounts payable payments increased $22.3 million in 2003 compared to 2002 due to timing of payments.

Cash used in investing activities was $109.0 million in the six months ended June 30, 2003 compared to $123.6 million in the six months ended June 30, 2002. This reduction was due primarily to a decrease in capital expenditures from the completion of several projects during 2002. Triad currently anticipates expending up to $150.0-$180.0 million (approximately $100.0-$120.0 million for expansion and development) in capital expenditures for the remainder of 2003. This was partially offset by a decrease in distributions received from non-consolidating joint ventures of $10.8 million.

Cash used in financing activities was $33.3 million in the six months ended June 30, 2003 compared to $30.3 million in the six months ended June 30, 2002.

Triad’s indebtedness consists of a Tranche A term loan of $195.0 million bearing interest at LIBOR plus 2.25% (3.37% at June 30, 2003) with principal amounts due through 2007, a Tranche B term loan of $539.5 million bearing interest at LIBOR plus 3.0% (4.12% at June 30, 2003) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009 and $325.0 million of senior subordinated notes, which have an unamortized discount of $5.7 million, bearing interest at 11.00% with principal amounts due in 2009. The senior subordinated notes are callable, at Triad’s option, in May 2004 and the senior notes are callable, at Triad’s option, in May 2005. At June 30, 2003 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.25%. No amounts were outstanding under the line of credit at June 30, 2003. The revolving credit line reduces to $225 million in 2004, $200 million in 2005 and matures in 2007. As of June 30, 2003, Triad had $36.6 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction or increase depending upon the total leverage of Triad. Triad anticipates that the LIBOR spread on the revolving credit line and the Tranche A term loan will decrease to 2.00% based on the financial ratios calculated from the results of operations for the three months ended June 30, 2003.

In July 2003, Standard and Poor’s upgraded its ratings on Triad’s term loans, senior notes and senior subordinated notes.

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

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.29% at June 30, 2003. Subsequent to June 30, 2003, the LIBOR rate was reset at 1.11%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.09% at June 30, 2003. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligations under the contracts. Triad’s interest rate swap agreements are designated as cash flow hedges.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to pay the loan. Triad would then pursue collections from the patient. At June 30, 2003, the amounts subject to the guarantees were $17.0 million. Triad had accrued liabilities of $3.7 million at June 30, 2003 for the estimated loan defaults that would be covered under the guarantees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $1.9 million at June 30, 2003.

At June 30, 2003, Triad had working capital of $428.2 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2003.

Triad completed development of a replacement hospital in Bentonville, Arkansas in the second quarter of 2003. The anticipated final cost of the replacement facility is approximately $63.0 million. As of June 30, 2003, approximately $60.0 million had been spent on this project.

Triad has commenced development of a new hospital in Mesquite, Nevada. The project is expected to be completed in the third quarter of 2004. The anticipated cost of this project is approximately $30 million. As of June 30, 2003, approximately $1.8 million had been spent on this project.

Triad began development of a new hospital in Tucson, Arizona during the third quarter of 2003. The anticipated cost of the project is approximately $85 million and completion is expected in the first quarter of 2005.

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

Triad has entered into a definitive agreement to be a capital partner in building a replacement acute care hospital in Palmer, Alaska. Triad will be the majority partner owning approximately 75% of the partnership with the existing local not-for-profit hospital owning the remainder. At closing, the not-for-profit hospital will contribute its current facility to the partnership. The replacement facility would cost approximately $88 million. Triad anticipates that a closing under the definitive agreement could be completed in the fourth quarter of 2003.

Triad has entered into a letter of intent to form a partnership with a not-for-profit hospital in Springfield, Oregon. Triad would own approximately 80% of the partnership. The not-for-profit hospital would contribute its current facility to the partnership. The partnership intends to construct a replacement facility for approximately $85 million. Triad anticipates that a definitive agreement could be completed in the third quarter of 2003.

One of Triad’s non-consolidating joint ventures is constructing a new acute care hospital. Triad’s investment in this project will be approximately $20.0 million, funded by partnership distributions it would have otherwise received. Triad has contributed approximately $14.0 million to this project as of June 30, 2003.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $34.0 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2003.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Fairmont, West Virginia. As part of the proposed transaction, Triad would lease the operations of the hospital and build a replacement facility for approximately $85.0 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2003, although the agreement would be contingent upon certain state regulatory approvals.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $130.0 million related to these projects.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Triad does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 149.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective immediately for instruments entered into or modified after May 15, 2003 and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. Triad does not anticipate a material impact from the adoption of SFAS 150.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

HCA is a defendant in qui tam actions on behalf of the United States of America alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice (“DOJ”) intervened in eight actions, which have been settled under the settlement agreement with the Civil Division of the DOJ described below. HCA also has disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

On May 5, 2000, Triad was advised that one of the qui tam cases referenced above, which occurred prior to the spin-off, listed three of Triad’s hospitals as defendants. This qui tam action alleges various violations arising out of the relationship between Curative Health Services and the other defendants, including allegations of false claims relating to contracts with Curative Health Services for the management of certain wound care centers and excessive and unreasonable management fees paid to Curative Health Services and submitted for reimbursement. Two of the three Triad hospitals named as defendants terminated their relationship with Curative Health Services prior to the spin-off and the third hospital terminated its contract thereafter. HCA has stated that this action has been dismissed under the settlement agreement with the Civil Division of the DOJ described below.

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

In December 2000, HCA entered into an agreement with the Criminal Division of the DOJ and various U.S. Attorney’s Offices and a civil and administrative settlement agreement with the Civil Division of the DOJ. These agreements resolve only the specific Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government involving DRG coding, outpatient laboratory billing and home health issues. Civil issues that were not covered include claims related to cost reports, wound care and physician relations issues. These agreements did not resolve any of the qui tam actions or any pending state actions.

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

In June 2003, HCA announced that it signed an agreement with CMS to resolve all Medicare cost report, home office cost statement and appeal issues between HCA and CMS for cost report periods ending before August 1, 2001. Under the terms of this agreement, HCA paid CMS $250 million in June 2003. The agreement does not include resolution of outstanding civil issues with the DOJ and relators under HCA’s various qui tam cases with respect to cost reports and physician relations.

In June 2003, HCA also announced that it had signed agreements with the Civil Division of the DOJ dismissing the various claims the Civil Division had brought against HCA related to physician relations, cost reports and wound care issues. This settlement agreement received court approval, and HCA made a payment to the government of $641.0 million (including accrued interest of $10.0 million) in July 2003. HCA has stated that this settlement agreement with the DOJ effectively ends the DOJ’s investigation of HCA that was first made public in 1997. The settlement agreement, however, does not affect qui tam cases in which the government has not intervened. In June 2003, HCA also finalized an agreement with a negotiating team representing states that may have claims against it. Under this agreement, HCA paid $17.7 million in July 2003 to state Medicaid agencies to resolve these claims. HCA also paid $33.0 million for legal fees of the private parties.

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

In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 released final regulations, which required compliance in April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into two interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively convert a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Both of Triad’s interest rate swaps are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

Triad has entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.29% at June 30, 2003. Subsequent to June 30, 2003, the LIBOR rate was reset at 1.11%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.09% at June 30, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

With respect to Triad’s interest-bearing liabilities, approximately $734.5 million of long-term debt at June 30, 2003 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.1 million at June 30, 2003 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,736.4 million at June 30, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $5.3 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2003, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Triad’s annual meeting of stockholders was held on May 20, 2003. The following matters were voted upon at the meeting:

	Votes in Favor	Votes Against	Votes Abstained	Broker Non-Voting
1. Election of directors: (Class I – Term Expires in 2006): Dale V. Kesler Barbara A. Durand, R.N., Ed.D. Donald B. Halverstadt, M.D.	66,375,416 66,959,675 68,891,395	— — —	3,006,486 2,422,227 490,507	— — —

2. Ratification of Ernst & Young LLP as independent auditor.	64,245,857	5,073,693	62,352

3. Approval of Outside Directors Stock and Incentive Compensation Plan, as amended.	55,396,308	13,922,521	62,073

4. Approval of 1999 Long-Term Incentive Plan, as amended.	48,776,264	20,526,114	79,524

The names of directors whose term of office as a director continued after the meeting are as follows:

CLASS II – TERM EXPIRING IN 2004

Nancy-Ann DeParle

Marvin T. Runyon

James D. Shelton

Thomas F. Frist III

Gale E. Sayers

CLASS III – TERM EXPIRING IN 2005

Michael J. Parsons

Thomas G. Loeffler, Esq.

Uwe E. Reinhardt, PhD

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits:

Exhibit Number	Description

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

On April 23, 2003, Triad reported that it had issued a press release reporting first quarter 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date:	August 12, 2003	By:	/s/ BURKE W. WHITMAN
Burke W. Whitman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.