Form 10-Q
period 2003-09-30
TRIAD HOSPITALS INC
filed 2003-11-14
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 75,325,523.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2003 and 2002

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the nine months ended
	2003	2002	2003	2002
Revenues	$982.0	$894.0	$2,890.3	$2,622.1

Salaries and benefits	401.8	380.2	1,190.2	1,097.3
Reimbursable expenses	12.9	13.8	41.3	45.6
Supplies	156.0	139.9	450.8	410.5
Other operating expenses	184.9	165.8	539.8	480.8
Provision for doubtful accounts	134.4	67.7	289.0	197.2
Depreciation	43.4	43.0	128.9	121.4
Amortization	1.4	1.3	4.4	4.6
Interest expense	33.1	34.5	99.9	102.6
Interest income	(0.9)	(0.5)	(2.0)	(1.3)
ESOP expense	2.1	3.0	6.2	8.3
Litigation settlements	—	(5.9)	—	(10.4)
(Gain) loss on sales of assets	0.2	(0.6)	(1.0)	(2.5)

Total operating expenses	969.3	842.2	2,747.5	2,454.1

Income before minority interests, equity in earnings and income tax provision	12.7	51.8	142.8	168.0

Minority interests in earnings of consolidated entities	(2.2)	(3.9)	(6.9)	(11.0)
Equity in earnings of affiliates	7.6	6.9	22.9	18.6

Income before income tax provision	18.1	54.8	158.8	175.6
Income tax provision	(7.7)	(22.2)	(63.1)	(69.8)

Net income	$10.4	$32.6	$95.7	$105.8

Income per common share:
Basic	$0.14	$0.45	$1.30	$1.48

Diluted	$0.14	$0.43	$1.27	$1.41

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$140.2	$68.3
Accounts receivable, less allowances for doubtful accounts of $226.2 at September 30, 2003 and $174.4 at December 31, 2002	543.4	507.4
Inventories	101.3	95.5
Deferred income taxes	9.0	62.3
Prepaid expenses	51.1	36.6
Other	40.0	74.3

	885.0	844.4
Property and equipment, at cost:
Land	164.5	171.5
Buildings and improvements	1,416.3	1,340.6
Equipment	1,213.6	1,150.8
Construction in progress	108.8	79.6

	2,903.2	2,742.5
Accumulated depreciation	(897.2)	(787.3)

	2,006.0	1,955.2
Goodwill	1,224.1	1,224.0
Intangible assets, net of accumulated amortization	67.0	72.0
Investment in and advances to affiliates	192.4	179.7
Other	109.2	106.3

Total assets	$4,483.7	$4,381.6

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$131.2	$132.5
Accrued salaries	103.8	107.6
Current portion of long-term debt	87.5	73.1
Other current liabilities	164.4	132.0

	486.9	445.2
Long-term debt	1,554.5	1,618.9
Other liabilities	103.9	86.6
Deferred taxes	150.4	151.1
Minority interests in equity of consolidated entities	122.4	125.3
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 75,308,868 and 74,937,635 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	0.8	0.7
Additional paid-in capital	1,895.2	1,883.5
Accumulated other comprehensive loss	(3.0)	(4.0)
Unearned ESOP compensation	(18.1)	(20.7)
Accumulated earnings	190.7	95.0

Total stockholders’ equity	2,065.6	1,954.5

Total liabilities and stockholders’ equity	$4,483.7	$4,381.6

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2003 and 2002

Unaudited

(Dollars in millions)

	For the nine months ended
	2003	2002
Cash flows from operating activities
Net income	$95.7	$105.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	289.0	197.2
Depreciation and amortization	133.3	126.0
ESOP expense	6.2	8.3
Minority interests	6.9	11.0
Equity in earnings of affiliates	(22.9)	(18.6)
(Gain) loss on sales of assets	(1.0)	(2.5)
Deferred income taxes	52.1	69.8
Non-cash interest expense	6.0	5.8
Non-cash stock option expense	0.3	0.3
Increase (decrease) in cash from operating assets and liabilities
Accounts receivable	(301.8)	(232.8)
Inventories and other assets	(17.2)	(23.1)
Accounts payable and other current liabilities	27.4	18.0
Other	18.9	5.3

Net cash provided by operating activities	292.9	270.5

Cash flows from investing activities
Purchases of property and equipment	(182.9)	(225.0)
Distributions and advances from affiliates	10.9	21.6
Proceeds received on sales of assets	3.8	4.7
Acquisitions, net of cash acquired	—	(10.1)
Restricted cash	—	5.7
Other	—	0.5

Net cash used in investing activities	(168.2)	(202.6)

Cash flows from financing activities
Payments of long-term debt	(50.7)	(65.9)
Proceeds from issuance of common stock	7.7	34.9
Proceeds from executive stock purchase plan loans	—	10.1
Distributions to minority partners, net	(9.8)	(11.4)

Net cash used in financing activities	(52.8)	(32.3)

Change in cash and cash equivalents	71.9	35.6
Cash and cash equivalents at beginning of period	68.3	16.3

Cash and cash equivalents at end of period	$140.2	$51.9

Interest payments	$73.1	$78.0
Income tax payments	$4.3	$11.1

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Triad’s Form 10-K.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

NOTE 2—ACCOUNTS RECEIVABLE

During the three months ended September 30, 2003, Triad recorded a $50.6 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables. The increase in the allowance for doubtful accounts decreased net income by $31.2 million. For the three and nine months ended September 30, 2003, the increase in the allowance for doubtful accounts decreased basic income per share by $0.42 cents and $0.43 cents, respectively. For the three and nine months ended September 30, 2003 the increase in the allowance for doubtful accounts decreased diluted income per share by $0.41 cents and $0.42 cents, respectively. Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. During the third quarter of 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During 2003, uninsured receivables have increased approximately $40.0 million, from 38% to 41% of total billed hospital receivables. Triad believes that a weak job market and rising health care costs have led to the growth in uninsured patients and an increase in insurance co-payments and deductibles. Triad believes the increase in its allowance for doubtful accounts is reasonable given current business trends and economic conditions.

In connection with Triad’s spin-off from HCA Inc. (“HCA”), HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad was responsible for the filing of these cost reports which were recorded in accounts receivable in the condensed consolidated balance sheets. Triad had recorded a receivable from HCA relating to the indemnification of $23.2 million which was recorded in other current assets in the condensed consolidated balance sheets. In July 2003, HCA finalized a settlement agreement with the government relating to cost report periods ending before August 1, 2001 which includes the indemnified cost reports. The settlement concluded any indemnification for payment between Triad and HCA. The receivable from HCA and the related cost report liabilities were reversed in the third quarter of 2003.

NOTE 3—STOCK BENEFIT PLANS

Triad’s stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) on December 31, 2002. The disclosure provisions of SFAS 148 require disclosure of the pro forma effect on net income and earnings per share in interim financial statements as if Triad had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation. The following table illustrates the pro forma effect (dollars in millions except per share amounts):

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—STOCK BENEFIT PLANS (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$10.4	$32.6	$95.7	$105.8
Add: Stock option expense recorded, net of income tax	—	—	0.2	0.2
Less: Fair value stock option expense, net of income tax	(3.6)	(3.7)	(12.1)	(11.4)

Pro forma net income	$6.8	$28.9	$83.8	$94.6

Basic income per share, as reported	$0.14	$0.45	$1.30	$1.48
Add: Stock option expense recorded, net of income tax	—	—	—	—
Less: Fair value stock option expense, net of income tax	(0.05)	(0.05)	(0.16)	(0.15)

Pro forma basic income per share	$0.09	$0.40	$1.14	$1.33

Diluted income per share, as reported	$0.14	$0.43	$1.27	$1.41
Add: Stock option expense recorded, net of income tax	—	—	—	—
Less: Fair value stock option expense, net of income tax	(0.05)	(0.04)	(0.14)	(0.15)

Pro forma diluted income per share	$0.09	$0.39	$1.13	$1.26

During the nine months ended September 30, 2003, 214,453 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $4.7 million and 35,427 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.8 million. Additionally, during the nine months ended September 30, 2003, 121,353 stock options were exercised for proceeds of $2.2 million.

During the nine months ended September 30, 2003, 1,291,800 stock options were granted under the 1999 Long-Term Incentive Plan with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 4—LONG-TERM DEBT

In September 2003, Triad completed an amendment to its bank credit facility which favorably modifies restrictions on new indebtedness, capital expenditures, asset sales, investments and various other restrictions. Triad recorded $0.8 million of deferred loan costs in connection with the amendment. These costs will be amortized using the effective interest method over the lives of the related debt.

On October 27, 2003, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $325.0 million aggregate principal amount of 11% senior subordinated notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On November 12, 2003, Triad purchased approximately $320.8 million of the 11% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $32.8 million on the tendered 11% notes and effectuated the amendments to the 11% notes indenture. The tender expiration date is November 24, 2003. Triad will pay an additional $0.3 million of consideration if the remaining $4.2 million principal amounts are tendered by November 24, 2003. If all of the 11% notes are tendered, Triad will record a charge to earnings in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs of approximately $41 million.

On November 12, 2003, Triad issued $600.0 million of senior subordinated notes bearing interest at 7% with principal amounts due in 2013. The 7% notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. The 7% notes are not guaranteed by Triad’s operating subsidiaries. Triad incurred approximately $15 million in debt issue costs related to the issuance of the 7% notes, which will be amortized over the period the notes are outstanding.

Triad’s 11% notes and senior notes are guaranteed by all wholly-owned operating subsidiaries of Triad (the “Guarantor Subsidiaries”). The guarantee obligations of the Guarantor Subsidiaries are full, unconditional and joint and several. Triad’s non-wholly owned operating subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”).

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed unaudited consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

Consolidating Statement of Operations

For the three months ended September 30, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$829.5	$154.6	$(2.1)	$982.0

Salaries and benefits	0.1	323.8	77.9	—	401.8
Reimbursable expenses	—	12.9	—	—	12.9
Supplies	—	135.2	20.8	—	156.0
Other operating expenses	(0.2)	153.8	31.3	—	184.9
Provision for doubtful accounts	—	113.8	20.6	—	134.4
Depreciation	—	36.7	6.7	—	43.4
Amortization	—	1.4	—	—	1.4
Interest expense allocated	—	(1.5)	1.5	—	—
Interest expense, net	32.4	(0.1)	(0.1)	—	32.2
ESOP expense	2.1	—	—	—	2.1
Management fees	—	—	2.1	(2.1)	—
Loss on sales of assets	—	0.2	—	—	0.2

Total operating expenses	34.4	776.2	160.8	(2.1)	969.3

Income (loss) before minority interests, equity in earnings and income tax provision	(34.4)	53.3	(6.2)	—	12.7
Minority interests	—	(2.2)	—	—	(2.2)
Equity in earnings of affiliates	52.5	1.4	—	(46.3)	7.6

Income (loss) before income tax provision	18.1	52.5	(6.2)	(46.3)	18.1

Income tax provision	(7.7)	—	—	—	(7.7)

Net income (loss)	$10.4	$52.5	$(6.2)	$(46.3)	$10.4

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Consolidating Statement of Operations

For the three months ended September 30, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$753.7	$140.8	$(0.5)	$894.0

Salaries and benefits	—	309.1	71.1	—	380.2
Reimbursable expenses	—	13.8	—	—	13.8
Supplies	—	119.8	20.1	—	139.9
Other operating expenses	0.5	138.3	27.0	—	165.8
Provision for doubtful accounts	—	58.9	8.8	—	67.7
Depreciation	—	35.7	7.3	—	43.0
Amortization	—	1.3	—	—	1.3
Interest expense allocated	—	(2.7)	2.7	—	—
Interest expense, net	33.5	0.5	—	—	34.0
ESOP expense	3.0	—	—	—	3.0
Litigation settlements	—	—	(5.9)	—	(5.9)
Management fees	—	—	0.5	(0.5)	—
Gain on sales of assets	—	(0.5)	(0.1)	—	(0.6)

Total operating expenses	37.0	674.2	131.5	(0.5)	842.2

Income (loss) before minority interests, equity in earnings and income tax provision	(37.0)	79.5	9.3	—	51.8
Minority interests	—	(0.4)	(3.5)	—	(3.9)
Equity in earnings of affiliates	91.8	12.7	—	(97.6)	6.9

Income before income tax provision	54.8	91.8	5.8	(97.6)	54.8

Income tax provision	(22.2)	—	—	—	(22.2)

Net income	$32.6	$91.8	$5.8	$(97.6)	$32.6

Consolidating Statement of Operations

For the nine months ended September 30, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,428.4	$468.6	$(6.7)	$2,890.3

Salaries and benefits	0.3	957.1	232.8	—	1,190.2
Reimbursable expenses	—	41.3	—	—	41.3
Supplies	—	387.3	63.5	—	450.8
Other operating expenses	0.1	447.3	92.6	(0.2)	539.8
Provision for doubtful accounts	—	248.0	41.0	—	289.0
Depreciation	—	109.3	19.6	—	128.9
Amortization	—	4.4	—	—	4.4
Interest expense allocated	—	(8.0)	8.0	—	—
Interest expense, net	97.7	0.4	(0.2)	—	97.9
ESOP expense	6.2	—	—	—	6.2
Management fees	—	—	6.5	(6.5)	—
Gain on sales of assets	—	(1.0)	—	—	(1.0)

Total operating expenses	104.3	2,186.1	463.8	(6.7)	2,747.5

Income (loss) before minority interests, equity in earnings and income tax provision	(104.3)	242.3	4.8	—	142.8
Minority interests	—	(6.8)	(0.1)	—	(6.9)
Equity in earnings of affiliates	263.1	27.6	—	(267.8)	22.9

Income before income tax provision	158.8	263.1	4.7	(267.8)	158.8

Income tax provision	(63.1)	—	—	—	(63.1)

Net income	$95.7	$263.1	$4.7	$(267.8)	$95.7

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Consolidating Statement of Operations

For the nine months ended September 30, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,193.0	$434.7	$(5.6)	$2,622.1

Salaries and benefits	0.2	882.3	214.8	—	1,097.3
Reimbursable expenses	—	45.6	—	—	45.6
Supplies	—	348.4	62.1	—	410.5
Other operating expenses	2.2	398.5	80.1	—	480.8
Provision for doubtful accounts	—	168.1	29.1	—	197.2
Depreciation	—	102.2	19.2	—	121.4
Amortization	—	4.2	0.4	—	4.6
Interest expense allocated	—	(7.3)	7.3	—	—
Interest expense, net	99.3	2.0	—	—	101.3
ESOP expense	8.3	—	—	—	8.3
Litigation settlements	(4.5)	—	(5.9)	—	(10.4)
Management fees	—	—	5.6	(5.6)	—
Gain on sales of assets	—	(2.3)	(0.2)	—	(2.5)

Total operating expenses	105.5	1,941.7	412.5	(5.6)	2,454.1

Income (loss) before minority interests, equity in earnings and income tax provision	(105.5)	251.3	22.2	—	168.0
Minority interests	—	(8.5)	(2.5)	—	(11.0)
Equity in earnings of affiliates	281.1	38.3	—	(300.8)	18.6

Income before income tax provision	175.6	281.1	19.7	(300.8)	175.6

Income tax provision	(69.8)	—	—	—	(69.8)

Net income	$105.8	$281.1	$19.7	$(300.8)	$105.8

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

September 30, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$136.5	$3.7	$—	$140.2
Accounts receivable, net	—	452.2	91.2	—	543.4
Other current assets	17.4	167.9	23.2	(7.1)	201.4

Total current assets	17.4	756.6	118.1	(7.1)	885.0

Net property and equipment, at cost	—	1,695.5	310.5	—	2,006.0

Goodwill	—	1,185.4	38.7	—	1,224.1
Intangible assets	—	67.0	—	—	67.0
Investment in and advances to affiliates	1,997.6	426.2	—	(2,231.4)	192.4
Due from affiliates	1,817.5	—	—	(1,817.5)	—
Other	51.8	84.4	—	(27.0)	109.2

Total assets	$3,884.3	$4,215.1	$467.3	$(4,083.0)	$4,483.7

Liabilities and Equity
Current liabilities	$112.5	$328.4	$46.9	$(0.9)	$486.9
Due to affiliates	—	1,688.9	128.6	(1,817.5)	—
Long-term debt	1,551.6	29.9	6.2	(33.2)	1,554.5
Deferred taxes and other liabilities	154.6	99.7	—	—	254.3
Minority interests in equity of consolidated entities	—	70.6	51.8	—	122.4
Equity	2,065.6	1,997.6	233.8	(2,231.4)	2,065.6

Total liabilities and equity	$3,884.3	$4,215.1	$467.3	$(4,083.0)	$4,483.7

Condensed Consolidating Balance Sheets

December 31, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$60.5	$7.8	$—	$68.3
Accounts receivable, net	—	420.8	86.6	—	507.4
Other current assets	78.0	176.1	22.6	(8.0)	268.7

Total current assets	78.0	657.4	117.0	(8.0)	844.4

Net property and equipment, at cost	—	1,639.5	315.7	—	1,955.2

Goodwill	—	1,175.7	48.3	—	1,224.0
Intangible assets	—	72.0	—	—	72.0
Investment in and advances to affiliates	1,674.3	445.1	—	(1,939.7)	179.7
Due from affiliates	2,004.5	—	—	(2,004.5)	—
Other	56.4	76.9	—	(27.0)	106.3

Total assets	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

Liabilities and Equity
Current liabilities	$85.9	$313.9	$46.8	$(1.4)	$445.2
Due to affiliates	—	1,895.1	109.4	(2,004.5)	—
Long-term debt	1,615.3	30.7	6.5	(33.6)	1,618.9
Deferred taxes and other liabilities	157.5	80.2	—	—	237.7
Minority interests in equity of consolidated entities	—	72.4	52.9	—	125.3
Equity	1,954.5	1,674.3	265.4	(1,939.7)	1,954.5

Total liabilities and equity	$3,813.2	$4,066.6	$481.0	$(3,979.2)	$4,381.6

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(78.3)	$359.6	$11.6	$—	$292.9
Cash flows from investing activities
Purchases of property and equipment	—	(168.5)	(14.4)	—	(182.9)
Distributions and advances (to) from affiliates	(66.6)	77.5	—	—	10.9
Proceeds received on sales of assets	—	3.8	—	—	3.8
Other	—	—	—	—	—

Net cash used in investing activities	(66.6)	(87.2)	(14.4)	—	(168.2)
Cash flows from financing activities
Payments of long-term debt	(49.5)	(0.9)	(0.3)	—	(50.7)
Proceeds from issuance of common stock	7.7	—	—	—	7.7
Distributions to minority partners	—	(8.5)	(1.3)	—	(9.8)
Net change in due to (from) affiliates	186.7	(187.0)	0.3	—	—

Net cash provided by (used in) financing activities	144.9	(196.4)	(1.3)	—	(52.8)

Change in cash and cash equivalents	—	76.0	(4.1)	—	71.9
Cash and cash equivalents at beginning of period	—	60.5	7.8	—	68.3

Cash and cash equivalents at end of period	$—	$136.5	$3.7	$—	$140.2

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(87.0)	$303.4	$54.1	$—	$270.5
Cash flows from investing activities
Purchases of property and equipment	—	(186.0)	(39.0)	—	(225.0)
Distributions and advances (to) from affiliates	165.4	(106.9)	(36.9)	—	21.6
Proceeds received on sales of assets	—	4.6	0.1	—	4.7
Acquisitions, net of cash acquired	—	(10.1)	—	—	(10.1)
Restricted cash	5.7	—	—	—	5.7
Other	—	0.5	—	—	0.5

Net cash provided by (used in) investing activities	171.1	(297.9)	(75.8)	—	(202.6)
Cash flows from financing activities
Payments of long-term debt	(57.3)	(1.6)	(7.0)	—	(65.9)
Proceeds from issuance of common stock	34.9	—	—	—	34.9
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(10.5)	(0.9)	—	(11.4)
Net long term borrowing (to) from affiliates	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliates	(37.9)	2.5	35.4	—	—

Net cash provided by (used in) financing activities	(84.1)	17.4	34.4	—	(32.3)

Change in cash and cash equivalents	—	22.9	12.7	—	35.6
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$37.6	$14.3	$—	$51.9

NOTE 5—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay the loan. Triad would then pursue collections from the patient. At September 30, 2003, the amounts subject to the guarantees were $18.5 million. Triad had accrued liabilities of $4.1 million at September 30, 2003 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $3.1 million at September 30, 2003.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.11% at September 30, 2003. Subsequent to September 30, 2003, the LIBOR rate was reset at 1.15%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.14% at September 30, 2003.

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

At September 30, 2003 the fair value of the interest rate swaps were liabilities of $4.2 million recorded in other liabilities and $0.6 million recorded in other current liabilities in the condensed consolidated balance sheet. At December 31, 2002 the fair value of the interest rate swaps was a liability of $6.4 million and was recorded in other liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive loss (see NOTE 9).

NOTE 7—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Options outstanding of 5,334,938 and 150,000 were not included in the computation of diluted earnings per share in 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the three and nine months ended September 30, 2003 and 2002 are as follows:

	For the three months ended		For the nine months ended
	2003	2002	2003	2002
Weighted average shares exclusive of unreleased ESOP shares	73,475,421	72,243,479	73,288,263	71,193,256
Weighted average of ESOP shares committed to be released	187,500	187,500	112,500	112,500

Basic weighted average shares outstanding	73,662,921	72,430,979	73,400,763	71,305,756

Effect of dilutive securities – employee stock options	1,732,402	3,705,257	1,715,931	3,587,821

Diluted weighted average shares outstanding	75,395,323	76,136,236	75,116,694	74,893,577

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Owned operations	$946.4	$854.0	$2,778.6	$2,498.2
Management services	31.0	34.7	97.9	107.2
Corporate and other	4.6	5.3	13.8	16.7

	$982.0	$894.0	$2,890.3	$2,622.1

Adjusted EBITDA (a):
Owned operations	$104.5	$134.5	$418.2	$419.1
Management services	4.7	5.3	12.2	18.0
Corporate and other	(9.6)	(6.3)	(28.3)	(27.8)

	$99.6	$133.5	$402.1	$409.3

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $7.6 million and $6.9 million in the three months ended September 30, 2003 and 2002, respectively, and $22.9 million and $18.6 million for the nine months ended September 30, 2003 and 2002, respectively.

A reconciliation of Adjusted EBITDA to income before income tax provision follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Total Adjusted EBITDA for reportable segments	$99.6	$133.5	$402.1	$409.3

Depreciation	43.4	43.0	128.9	121.4
Amortization	1.4	1.3	4.4	4.6
Interest expense	33.1	34.5	99.9	102.6
Interest income	(0.9)	(0.5)	(2.0)	(1.3)
ESOP expense	2.1	3.0	6.2	8.3
Litigation settlements	—	(5.9)	—	(10.4)
(Gain) loss on sales of assets	0.2	(0.6)	(1.0)	(2.5)
Minority interests in earnings of consolidated entities	2.2	3.9	6.9	11.0

Income before income tax provision	$18.1	$54.8	$158.8	$175.6

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, litigation settlements, (gain) loss on sales of assets, minority interests in earnings of consolidated entities and income tax provision. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA is commonly used as an analytical indicator within the health care industry and by Triad, and also serves as a measure of leverage capacity and debt service ability. Adjusted EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9—COMPREHENSIVE INCOME

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

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income	$10.4	$32.6	$95.7	$105.8
Other comprehensive income (loss), net of income tax:
Net change in fair value of interest rate swaps	0.8	(3.0)	1.0	(4.0)

Comprehensive income	$11.2	$29.6	$96.7	$101.8

Accumulated other comprehensive loss, net of income tax, at September 30, 2003 is comprised of $3.0 million relating to the fair value of interest rate swaps.

NOTE 10—LITIGATION SETTLEMENTS

Quorum Health Group, Inc. (“Quorum”) was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002.

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition of Quorum. Triad received this reimbursement in the amount of $4.5 million, in July 2002.

NOTE 11—CONTINGENCIES

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources (“QHR”) which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam actions. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. Triad could be subject to substantial costs

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—CONTINGENCIES (continued)

resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

Income Taxes

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the Federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. Although the examinations are still ongoing, the IRS has proposed several adjustments to which Triad has consented. The nature of the proposed adjustments relate to carryover adjustments from previous audit settlements of Quorum and to adjustments proposed by Triad to correct various tax accounting matters. In the opinion of management, the proposed adjustments will not have a material effect on Triad’s results of operations or financial position.

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

HCA Litigation and Investigations

HCA was the subject of governmental investigations and litigation relating to the business practices of HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. These investigations were concluded through a series of agreements executed in 2000 and 2003. HCA remains a defendant in qui tam actions on behalf of the United States alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice intervened in eight actions that were settled in June 2003. The settlement agreement does not affect qui tam cases in which the government has not intervened. HCA also has previously disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware. HCA is also the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

Triad is unable to predict the effect or outcome of the ongoing SEC investigation or qui tam actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—CONTINGENCIES (continued)

by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

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

Triad adopted the Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad’s adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (continued)

149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. Triad adopted SFAS 149 on July 1, 2003. Triad’s adoption of SFAS 149 did not have a material impact on its results of operations or financial position.

Triad adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) on July 1, 2003. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. The adoption of SFAS 150 did not have a material impact on Triad’s results of operations or financial position. On October 29, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification of noncontrolling interests of limited-life subsidiaries. The deferral did not have a material impact on Triad’s results of operations or financial position.

NOTE 13—SUBSEQUENT EVENTS

In October 2003, Triad entered into a transaction with a not-for-profit hospital in Springfield, Oregon. Triad owns 80% of the venture. Triad contributed $20.0 million in cash to the venture and the not-for-profit hospital contributed its current facility to the venture.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

During the three months ended September 30, 2003, Triad recorded a $50.6 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those receivables. Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. During the third quarter of 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During 2003, uninsured receivables have increased approximately $40.0 million, from 38% to 41% of total billed hospital receivables. Triad believes that a weak job market and rising health care costs have led to the growth in uninsured patients and an increase in insurance co-payments and deductibles. Triad believes the increase in its allowance for doubtful accounts is reasonable given current business trends and economic conditions. For the next several quarters, Triad currently anticipates that its provision for doubtful accounts will increase to 9.0% to 9.5% of revenues from 8.0% to 8.5% of revenues. If the trend of increasing uninsured receivables and deterioration in collectibility continues, then Triad’s results of operations and financial position could be further and materially adversely affected.

Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the SEC.

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

Patient volumes, on a same facility basis, have decreased slightly in 2003 compared to 2002, although volumes increased in the third quarter of 2003 compared to the third quarter of 2002. Volumes have been affected by the general weakness in the overall economy. With health care costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. If Triad experiences further decreases in volumes, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 36.3% and 36.2% of total patient revenues for the three months ended September 30, 2003 and 2002, respectively, and 36.6% and 37.7% of total patient revenues for the nine months ended September 30, 2003 and 2002, respectively. Patient revenues related to managed care plan patients were 41.1% and 39.8% of total patient revenues for the three months ended September 30, 2003 and 2002, respectively, and 41.2% and 38.8% of total patient revenues for the nine months ended September 30, 2003 and 2002, respectively. With an increasing proportion of services over the last several years being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 48% and 45% of patient revenues for the three months ended September 30, 2003 and 2002, respectively, and 46% and 45% of patient revenues for the nine months ended September 30, 2003 and 2002, respectively.

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

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians with the strategic support of corporate management.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In August 2002, Triad opened a new acute care hospital in Las Cruces, New Mexico. On July 1, 2002, Triad acquired all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas.

In connection with Triad’s spin-off from HCA, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad was responsible for the filing of these cost reports which were recorded in accounts receivable in the condensed consolidated balance sheets. Triad had recorded a receivable from HCA relating to the indemnification of $23.2 million which was recorded in other current assets in the condensed consolidated balance sheets. In July 2003, HCA finalized a settlement agreement with the government relating to cost report periods ending before August 1, 2001 which includes the indemnified cost reports. The settlement concluded any indemnification for payment between Triad and HCA. The receivable from HCA and the related cost report liabilities were reversed in the third quarter of 2003.

Other Trends

Triad has experienced significant growth in uninsured receivables and deterioration in the collectibility of those receivables which resulted in a $50.6 million increase in its allowance for doubtful accounts in the third quarter of 2003 (see “Overview”). If the trend of increasing uninsured receivables and deterioration in collectibility continues, then Triad’s results of operations and financial position could be further and materially adversely affected.

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures of its insurance costs increasing although the rate of increase slowed in the third quarter of 2003. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently records liabilities for its estimated retentions. Triad’s total insurance costs increased approximately $4.2 million, or 18.8%, and $18.6 million, or 32.3%, in the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002, respectively. During the second quarter of 2003, Triad recorded a $4.0 million reduction to the estimated liability, primarily related to liabilities associated with claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. If the trend of increasing costs continues, Triad’s results of operations and cash flows could be adversely affected.

One of Triad’s hospitals had impairment indicators and was evaluated for potential impairment. Currently, the undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. The book value of this facility’s long-lived assets was approximately $34.0 million at September 30, 2003. If the projections of future cash flows deteriorate, then impairment of these assets may be required.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results for the three and nine months ended September 30, 2003 and 2002 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the nine months ended
	2003		2002		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$982.0	100.0	$894.0	100.0	$2,890.3	100.0	$2,622.1	100.0

Salaries and benefits	401.8	40.9	380.2	42.5	1,190.2	41.2	1,097.3	41.9
Reimbursable expenses	12.9	1.3	13.8	1.5	41.3	1.4	45.6	1.7
Supplies	156.0	15.9	139.9	15.7	450.8	15.6	410.5	15.7
Other operating expenses	184.9	18.9	165.8	18.6	539.8	18.7	480.8	18.3
Provision for doubtful accounts	134.4	13.7	67.7	7.6	289.0	10.0	197.2	7.5
Depreciation and amortization	44.8	4.5	44.3	4.9	133.3	4.6	126.0	4.8
Interest expense, net	32.2	3.3	34.0	3.8	97.9	3.4	101.3	3.9
Litigation settlements	—	—	(5.9)	(0.6)	—	—	(10.4)	(0.4)
ESOP expense	2.1	0.2	3.0	0.3	6.2	0.2	8.3	0.3
(Gain) loss on sales of assets	0.2	—	(0.6)	(0.1)	(1.0)	—	(2.5)	(0.1)

	969.3	98.7	842.2	94.2	2,747.5	95.1	2,454.1	93.6

Income before minority interests, equity in earnings and income tax provision	12.7	1.3	51.8	5.8	142.8	4.9	168.0	6.4
Minority interests in earnings of consolidated entities	(2.2)	(0.3)	(3.9)	(0.4)	(6.9)	(0.2)	(11.0)	(0.4)
Equity in earnings of affiliates	7.6	0.8	6.9	0.8	22.9	0.8	18.6	0.7

Income before income tax provision	18.1	1.8	54.8	6.2	158.8	5.5	175.6	6.7
Income tax provision	(7.7)	(0.8)	(22.2)	(2.5)	(63.1)	(2.2)	(69.8)	(2.7)

Net income	$10.4	1.0	$32.6	3.7	$95.7	3.3	$105.8	4.0

Income per common share
Basic	$0.14		$0.45		$1.30		$1.48
Diluted	$0.14		$0.43		$1.27		$1.41
Number of hospitals at end of period (a)
Owned	45		45		45		45
Managed joint ventures	1		1		1		1
Leased to others	2		2		2		2

Total	48		48		48		48
Licensed beds at end of period (b)	7,906		7,816		7,906		7,816
Available beds at end of period (c)	7,181		7,100		7,181		7,100
Admissions (d)
Owned	72,339		70,288		216,997		212,975
Managed joint ventures	1,421		1,418		4,328		4,423

Total	73,760		71,706		221,325		217,398
Adjusted admissions (e)	126,294		121,539		371,360		363,638
Outpatient visits	856,290		838,231		2,527,251		2,499,426
Inpatient surgeries	27,654		27,115		82,253		78,180
Outpatient surgeries	72,860		70,794		215,486		210,565

Total surgeries	100,514		97,909		297,739		288,745
Average length of stay (f)	4.8		4.8		4.9		4.9
Outpatient revenue percentage	48%		45%		46%		45%
Inpatient revenue per admission	$6,646		$6,472		$6,730		$6,270
Outpatient revenue per outpatient visit	$521		$452		$499		$442
Patient revenue per adjusted admission	$7,341		$6,862		$7,326		$6,710

(a)	Number of hospitals excludes facilities under construction. This table does not include any operating statistics for the joint ventures and facilities leased to others, except for admissions.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
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

Three Months Ended September 30, 2003 and 2002

Net income decreased to $10.4 million in the three months ended September 30, 2003 from $32.6 million in the three months ended September 30, 2002. This was due primarily to a $50.6 million increase in the allowance for doubtful accounts discussed previously (see “Overview”). The decrease was also due to an increase in insurance costs as a percentage of revenues. Triad also had $5.9 million in litigation settlement income in 2002 relating to the reversal of a pre-acquisition liability related to a malpractice case that was settled in the third quarter. This was partially offset by a 9.8% increase in revenues.

Revenues increased 9.8% to $982.0 million in the three months ended September 30, 2003 compared to $894.0 million in the three months ended September 30, 2002. This includes $3.6 million in favorable prior year cost report settlements during 2003 compared to $4.9 million in favorable prior year cost report settlements in 2002. Patient revenue per adjusted admission increased 7.0% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Managed care contract pricing increased approximately 5% to 6% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s higher acuity procedures in 2003 compared to 2002 resulted primarily from inpatient surgeries increasing 2.0% in 2003 compared to 2002. Revenues also increased due to an increase in volume. Admissions increased 2.9%, adjusted admissions increased 3.9% and outpatient surgeries increased 2.9% in 2003 compared to 2002, respectively.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.9% in the three months ended September 30, 2003 from 42.5% in the three months ended September 30, 2002. This was due to a reduction in contract labor of approximately $3.9 million and increased productivity.

Reimbursable expenses as a percentage of revenue decreased to 1.3% in the three months ended September 30, 2003 from 1.5% in the three months ended September 30, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

Supplies increased as a percentage of revenues to 15.9% in the three months ended September 30, 2003 from 15.7% in the three months ended September 30, 2002. This was due primarily to supplies per adjusted admission increasing 7.3% due to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.9% in the three months ended September 30, 2003 compared to 18.6% in the three months ended September 30, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $4.2 million or 18.8% (see “Other Trends”). This was partially offset by the revenue rate increases, resulting from favorable pricing trends and changes in contract structure discussed above.

Provision for doubtful accounts as a percentage of revenues increased to 13.7% in the three months ended September 30, 2003 compared to 7.6% in the three months ended September 30, 2002. Triad recorded $50.6 million of additional allowance in the three months ended September 30, 2003. This was due primarily to a growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables (see “Overview”). If the trend of increasing uninsured accounts continues, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased slightly to $44.8 million in the three months ended September 30, 2003 compared to $44.3 million in the three months ended September 30, 2002.

Interest expense, which was offset by $0.9 million and $0.5 million of interest income in the three months ended September 30, 2003 and 2002, respectively, decreased to $32.2 million in the three months ended September 30, 2003 compared to $34.0 million in the three months ended September 30, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002. This was recorded in litigation settlements in the condensed consolidated statements of operations in the three months ended September 30, 2002.

Minority interests decreased to $2.2 million in the three months ended September 30, 2003 from $3.9 million in the three months ended September 30, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $7.6 million in the three months ended September 30, 2003 compared to $6.9 million in the three months ended September 30, 2002. This was due primarily to improved earnings at its non-consolidating joint venture in Las Vegas, Nevada.

Income tax provision was $7.7 million in the three months ended September 30, 2003 compared to $22.2 million in the three months ended September 30, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

Nine Months Ended September 30, 2003 and 2002

Net income decreased to $95.7 million in the nine months ended September 30, 2003 from $105.8 million in the nine months ended September 30, 2002. This was due primarily to a $50.6 million increase in the allowance for doubtful accounts discussed previously (see “Overview”). The decrease was also due to increases in employee health benefits and insurance costs as a percentage of revenues. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002. Triad also had $10.4 million in litigation settlements in 2002 discussed below. This was partially offset by a 10.2% increase in revenues.

Revenues increased 10.2% to $2,890.3 million in the nine months ended September 30, 2003 compared to $2,622.1 million in the nine months ended September 30, 2002. This includes $16.1 million in favorable prior year cost report settlements during 2003 compared to $6.3 million in favorable prior year cost report settlements in 2002. This was due primarily to a delay in Triad’s cost report filings in 2002 because of outpatient prospective payment system implementation issues at the Centers for Medicare and Medicaid Services (“CMS”). Excluding prior year cost report settlements, patient revenue per adjusted admission increased 8.8% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Managed care contract pricing increased approximately 5% to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s higher acuity procedures in 2003 compared to 2002 resulted primarily from same facility inpatient surgeries increasing 2.6% in 2003 compared to 2002. These increases were partially offset by overall weakness in same facility patient volumes. Volumes have been affected by the general weakness in the overall economy. With health care costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. Same facility admissions and adjusted admissions were relatively constant in 2003 compared to 2002.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 41.2% in the nine months ended September 30, 2003 from 41.9% in the nine months ended September 30, 2002. This was due to a reduction in contract labor of approximately $8.1 million and increased productivity. This was offset by employee health benefit costs increasing approximately $18.0 million, or 16%, in 2003 compared to 2002. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002.

Reimbursable expenses as a percentage of revenue decreased to 1.4% in the nine months ended September 30, 2003 from 1.7% in the nine months ended September 30, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Supplies decreased as a percentage of revenues to 15.6% in the nine months ended September 30, 2003 from 15.7% in the nine months ended September 30, 2002. This was due primarily to the revenue rate increases resulting from favorable pricing trends and changes in contract structure discussed above, although supplies per adjusted admission increased 7.5% due to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.7% in the nine months ended September 30, 2003 compared to 18.3% in the nine months ended September 30, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $18.6 million or 32.3% (see “Other Trends”). This change includes a $4.0 million reduction, in the second quarter of 2003, in the estimated general and professional liability primarily related to claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. This was partially offset by the revenue rate increases, resulting from favorable pricing trends and changes in contract structure discussed above.

Provision for doubtful accounts as a percentage of revenues increased to 10.0% in the nine months ended September 30, 2003 compared to 7.5% in the nine months ended September 30, 2002. Triad recorded $55.6 million of additional allowance in the nine months ended September 30, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables (see “Overview”). If the trend of increasing uninsured accounts continues, then Triad’s results of operations and financial position could be materially adversely affected. The increase was also due to a settlement received on a bankrupt account and recoveries on other non-patient receivables in 2002.

Depreciation and amortization increased to $133.3 million in the nine months ended September 30, 2003 compared to $126.0 million in the nine months ended September 30, 2002. This was due primarily to the opening of a new acute care hospital in Las Cruces, New Mexico in August 2002 and completion of several major renovation projects.

Interest expense, which was offset by $2.0 million and $1.3 million of interest income in the nine months ended September 30, 2003 and 2002, respectively, decreased to $97.9 million in the nine months ended September 30, 2003 compared to $101.3 million in the nine months ended September 30, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002. In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. Both items were recorded as litigation settlements in the condensed consolidated statements of operations in the nine months ended September 30, 2002.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the nine months ended September 30, 2003. In the nine months ended September 30, 2002, gain on sales of assets was primarily comprised of a $1.6 million gain on the sale of an investment in a rehabilitation center.

Minority interests decreased to $6.9 million in the nine months ended September 30, 2003 from $11.0 million in the nine months ended September 30, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates increased to $22.9 million in the nine months ended September 30, 2003 from $18.6 million in the nine months ended September 30, 2002 due to improved earnings at its non-consolidating joint venture in Las Vegas, Nevada.

Income tax provision was $63.1 million in the nine months ended September 30, 2003 compared to $69.8 million in the nine months ended September 30, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $292.9 million in the nine months ended September 30, 2003 compared to $270.5 million in the nine months ended September 30, 2002. The increase was due to a reduction in the increase in accounts receivable of $12.8 million in 2003 compared to $35.6 million in 2002 primarily from improved collections on insured accounts. Accounts receivable days have decreased approximately one day in 2003 compared to 2002. Additionally, payments for prepaid expenses decreased $6.4 million due to changes in payment structure of insurance programs in 2002. Also, income tax payments decreased $6.8 million in 2003 from 2002 due primarily to overpayment of estimated taxes in 2002. The overpayment is being applied to 2003 income taxes. There were also increases in self insured reserves of $23.8 million in 2003 compared to $18.1 million in 2002. This was partially offset by approximately $14.8 million of increased incentive compensation payments throughout the organization in 2003 compared to 2002.

Cash used in investing activities was $168.2 million in the nine months ended September 30, 2003 compared to $202.6 million in the nine months ended September 30, 2002. This reduction was due primarily to a decrease in capital expenditures from the completion of several projects during 2002. Triad currently anticipates expending up to $75.0-$100.0 million (approximately $50.0-$75.0 million for expansion and development) in capital expenditures for the remainder of 2003. Triad also paid $10.1 million for the acquisition of one hospital in 2002. This was partially offset by a decrease in distributions received from non-consolidating joint ventures of $10.7 million.

Cash used in financing activities was $52.8 million in the nine months ended September 30, 2003 compared to $32.3 million in the nine months ended September 30, 2002. This was primarily from the reduction in cash received on stock option exercises of $27.2 million.

At September 30, 2003, Triad’s indebtedness consisted of a Tranche A term loan of $180.0 million bearing interest at LIBOR plus 2.0% (3.12% at September 30, 2003) with principal amounts due through 2007, a Tranche B term loan of $538.0 million bearing interest at LIBOR plus 3.0% (4.12% at September 30, 2003) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009 and $325.0 million of senior subordinated notes, which have an unamortized discount of $5.4 million, bearing interest at 11.0% with principal amounts due in 2009. The senior subordinated notes are callable, at Triad’s option, in May 2004 and the senior notes are callable, at Triad’s option, in May 2005. At September 30, 2003 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.0%. No amounts were outstanding under the line of credit at September 30, 2003. The revolving credit line matures in 2007. As of September 30, 2003, Triad had $36.2 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction or increase depending upon the total leverage of Triad.

In July 2003, Standard & Poor’s upgraded its ratings on Triad’s term loans, senior notes and senior subordinated notes.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In September 2003, Triad completed an amendment to its bank credit facility which favorably modifies restrictions on new indebtedness, capital expenditures, asset sales, investments and various other matters. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

On October 27, 2003, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $325.0 million aggregate principal amount of 11% senior subordinated notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On November 12, 2003, Triad purchased approximately $320.8 million of the tendered 11% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $32.8 million on the 11% notes and effectuated the amendments to the 11% notes indenture. The tender expiration date is November 24, 2003. Triad will pay an additional $0.3 million of consideration if the remaining $4.2 million principal amounts are tendered by November 24, 2003. If all of the 11% notes are tendered, Triad will record a charge to earnings in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs of approximately $41 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

On November 12, 2003, Triad issued $600.0 million of senior subordinated notes bearing interest at 7% with principal amounts due in 2013. The 7% notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. The 7% notes are not guaranteed by Triad’s operating subsidiaries. Triad incurred approximately $15 million in debt issue costs related to the issuance of the 7% notes, which will be amortized over the period the notes are outstanding. Triad used a portion of the proceeds of the 7% notes to pay for the tender of the 11% notes, the issue costs of the 7% notes and anticipate repaying approximately $150 million of Tranche A and Tranche B term loans.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.11% at September 30, 2003. Subsequent to September 30, 2003, the LIBOR rate was reset at 1.15%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.14% at September 30, 2003. Both of the interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligations under the contracts. Triad’s interest rate swap agreements are designated as cash flow hedges.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to pay the loan. Triad would then pursue collections from the patient. At September 30, 2003, the amounts subject to the guarantees were $18.5 million. Triad had accrued liabilities of $4.1 million at September 30, 2003 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $3.1 million at September 30, 2003.

At September 30, 2003, Triad had working capital of $398.1 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2003. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development of a replacement hospital in Bentonville, Arkansas in the second quarter of 2003. The final cost of the replacement facility is approximately $60.0 million.

Triad has commenced development of a new hospital in Mesquite, Nevada. The project is expected to be completed in the third quarter of 2004. The anticipated cost of this project is approximately $30 million. As of September 30, 2003, approximately $2.9 million had been spent on this project.

Triad began development of a new hospital in Tucson, Arizona during the third quarter of 2003. The anticipated cost of the project is approximately $85 million and completion is expected in the first quarter of 2005. As of September 30, 2003, approximately $4.8 million had been spent on this project.

Triad has entered into a joint venture with a not-for-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the joint venture partner funding the remainder. Triad would also lease its existing facility to the joint venture. Triad began development on this project in the third quarter of 2003 and anticipates completion in the first quarter of 2005. As of September 30, 2003, approximately $3.5 million has been spent on this project.

In October 2003, Triad entered into a transaction with a not-for-profit hospital in Springfield, Oregon. Triad owns 80% of the venture. Triad contributed $20.0 million in cash to the venture and the not-for-profit hospital contributed its current facility to the venture. The venture intends to construct a replacement facility for approximately $85.0 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad entered into a definitive agreement to acquire four hospitals in Arkansas from subsidiaries of Tenet Healthcare Corporation for a purchase price of $134 million in cash plus the assumption of $8 million of net current liabilities. The acquisition is expected to be completed in the fourth quarter of 2003, subject to customary regulatory approvals.

Triad has entered into a letter of intent to lease the operations of an acute care hospital in Woodward, Oklahoma. Triad anticipates that a closing under a definitive agreement could be completed in the fourth quarter of 2003.

Triad has entered into a definitive agreement to be a capital partner in building a replacement acute care hospital in Palmer, Alaska. Triad will be the majority partner owning approximately 75% of the venture with the existing local not-for-profit hospital owning the remainder. At closing, the not-for-profit hospital will contribute its current facility to the venture. The replacement facility would cost approximately $88 million. Triad anticipates that a closing under the definitive agreement could be completed in the fourth quarter of 2003.

One of Triad’s non-consolidating joint ventures is constructing a new acute care hospital. Triad’s investment in this project will be approximately $20.0 million, funded by partnership distributions it would have otherwise received. Triad has contributed approximately $17.4 million to this project as of September 30, 2003.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. It is anticipated that Triad would be the majority owner in the venture. The not-for-profit hospital would contribute its current facility to the venture. The venture would build a replacement facility that would cost approximately $150 million. Triad anticipates that a closing under a definitive agreement could occur during the first quarter of 2004.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $34.0 million. Triad anticipates that a definitive agreement could be completed in the first quarter of 2004.

Triad entered into a letter of intent to acquire the operations of an acute care hospital in Fairmont, West Virginia. Triad has decided not to proceed with this transaction.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $250 million related to these projects.

Triad leases the operations of two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to HCA. The lease payments are approximately $18 million per year. HCA has an option to purchase the facilities for approximately $135 to $140 million depending upon the date the option is exercised. Triad anticipates that HCA will exercise its option to acquire these facilities in the first quarter of 2004. As of September 30, 2003, the carrying value of these assets is approximately $55 million.

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

Triad adopted the Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of interim or annual periods ending after December 31, 2002. Triad’s adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. Triad adopted SFAS 149 on July 1, 2003. Triad’s adoption of SFAS 149 did not have a material impact on its results of operations or financial position.

Triad adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) on July 1, 2003. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. The adoption of SFAS 150 did not have a material impact on Triad’s results of operations or financial position. On October 29, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification of noncontrolling interests of limited-life subsidiaries. The deferral did not have a material impact on Triad’s results of operations or financial position.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

At this time Triad cannot predict the final effect or outcome of the ongoing investigations or qui tam actions. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then Triad may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

damages sought in the qui tam actions or in the future may be substantial. Triad could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, Triad may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect Triad. Any current or future investigations or actions could have a material adverse effect on Triad’s results of operations or financial position.

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

Income Taxes

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Federal income tax returns of Triad for the calendar years ended December 31, 1999 and 2000, and the Federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. Although the examinations are still ongoing, the IRS has proposed several adjustments to which Triad has consented. The nature of the proposed adjustments relate to carryover adjustments from previous audit settlements of Quorum and to adjustments proposed by Triad to correct various tax accounting matters. In the opinion of management, the proposed adjustments will not have a material effect on Triad’s results of operations or financial position.

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

HCA Litigation and Investigations

HCA was the subject of governmental investigations and litigation relating to the business practices of HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. These investigations were concluded through a series of agreements executed in 2000 and 2003. HCA remains a defendant in qui tam actions on behalf of the United States alleging, in general, submission of improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the Federal government, civil damages of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that of the original 30 qui tam actions, the U.S. Department of Justice intervened in eight actions that were settled in June 2003. The settlement agreement does not affect qui tam cases in which the government has not intervened. HCA also has previously disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

Triad is unable to predict the effect or outcome of the ongoing SEC investigation or qui tam actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) released final regulations, which required compliance in April 2003, relating to adoption of standards to protect the privacy of health-related information. CMS has also promulgated final regulations under HIPAA, published in February 2003, establishing standards to protect the security of health-related information, which requires compliance by April 2005. These regulations require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations and the privacy regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into two interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively convert a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Both of Triad’s interest rate swaps

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

Triad has entered into an interest rate swap which effectively converts a notional amount of $100.0 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in January 2004. Triad pays a rate of 3.22% and receives LIBOR, which was set at 1.11% at September 30, 2003. Subsequent to September 30, 2003, the LIBOR rate was reset at 1.15%. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.14% at September 30, 2003.

With respect to Triad’s interest-bearing liabilities, approximately $718.0 million of long-term debt at September 30, 2003 was subject to variable rates of interest, while the remaining balance in long-term debt of $924.0 million at September 30, 2003 was subject to fixed rates of interest. As discussed previously, $200 million of the long-term debt subject to variable rates of interest is protected by interest rate swaps expiring in January 2004 and June 2005. The estimated fair value of Triad’s total long-term debt was $1,733.3 million at September 30, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $5.2 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2003, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits:

Exhibit Number	Description

10.1	Amendment No. 5 dated as of September 25, 2003 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. a syndication agent and Bank of America, N.A. as administrative agent.

10.2	Employment Agreement between Triad Hospitals, Inc. and James D. Shelton, effective September 1, 2003.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003:

On July 28, 2003, Triad reported that it had issued a press release reporting second quarter 2003 earnings results.

On September 2, 2003, Triad reported that it had issued a press release announcing it had signed a definitive agreement to acquire four hospitals in Arkansas from subsidiaries of Tenet Healthcare Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date:	November 14, 2003	By:	/s/ Burke W. Whitman
Burke W. Whitman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 5 dated as of September 25, 2003 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. a syndication agent and Bank of America, N.A. as administrative agent.

10.2	Employment Agreement between Triad Hospitals, Inc. and James D. Shelton, effective September 1, 2003.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.