Form 10-K/A
period 2002-12-31
TRIAD HOSPITALS INC
filed 2003-12-12
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

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

Explanatory Note

This Form 10-K/A constitutes amendment no. 1 to the Triad Hospitals, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2002. This amendment no. 1 is being filed solely to correct a typographical error contained in Note 7 of the Consolidated Financial Statements set forth in the annual report on Form 10-K. The references to “unaudited” in Note 7 - Long Term Debt with respect to the audited condensed consolidating financial statements of Triad Hospitals, Inc. (parent only), its combined guarantor subsidiaries and its combined non-guarantor subsidiaries were inadvertently included in the annual report on Form 10-K and such references to “unaudited” have been omitted in Note 7 of the Consolidated Financial Statements filed with this amendment no. 1 on Form 10-K/A. All other information in the annual report on Form 10-K remains unchanged from the original filing.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item 8 is contained in Triad’s consolidated financial statements as indicated in the Index on page F-1 of this amendment No. 1 to the annual report on Form 10-K/A.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1 of this amendment no. 1 to the annual report on Form 10-K/A is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

2.2	Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum Health Group, Inc. and Triad Hospitals, Inc. (the “Merger Agreement”), incorporated by reference from Triad Hospitals’ Current Report on Form 8-K dated October 18, 2000.

3.1	Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated by reference from Exhibit 3.1 to Triad Hospitals’ Post Effective Amendment No. 1 on Form S-8 to the Registration Statement Form S-4.

3.2	Bylaws of Triad Hospitals as amended February 18, 2000 incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000.

3.3	Certificate of Incorporation of Triad Holdings, incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999.

3.4	Bylaws of Triad Holdings, incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999.

4.1	Indenture (including form of 11 % Senior Subordinated Notes due 2009) dated as of May 11, 1999, between Healthtrust and Citibank, N.A. as Trustee, incorporated by reference from Exhibit 4.2(a) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.2	Registration Rights Agreement dated as of May 11, 1999 between Healthtrust and the Initial Purchasers named therein, incorporated by reference from Exhibit 4.4(a) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.3	Triad Assumption Agreement dated May 11, 1999 between Healthtrust and Triad Hospitals, incorporated by reference from Exhibit 4.4(b) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.4	Holdings Assumption Agreement dated May 11, 1999 between Triad Hospitals, Inc. and Triad Holdings, incorporated by reference from Exhibit 4.4(c) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.5	Guarantor Assumption Agreements dated May 11, 1999 between Triad Holdings and the Guarantors signatory thereto, incorporated by reference from Exhibit 4.4(d) to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

4.6	Indenture (including form of 8 3/4% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank, N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.

4.7	Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.1	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.2	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.2 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.3	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.4	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.5 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.5	Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.6	Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001, incorporated by reference from Exhibit 10.4 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.

10.7	Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.8	Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.9	Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated by reference from Exhibit B to Triad Hospitals’ definitive Proxy Statement on Schedule 14A of Triad’s annual meeting held on May 29, 2001.

10.10	Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001.

10.11	Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2001.

10.12	Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2001.

10.13	Amendment No. 3 dated as of February 7, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A., incorporated herein by reference from Exhibit 10.21 on Form 10-K for the year ended December 31, 2001.

10.14	Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum’s definitive Proxy Statement on Schedule 14A for Quorum’s annual meeting held on November 10, 1997.

10.15	Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.*

21.1	List of the Subsidiaries of Triad Hospitals.*

23.1	Consent of Ernst & Young LLP.**

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. ***

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. ***

99.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.*

99.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.*

*	Previously filed on March 27, 2003 with the Annual Report on Form 10-K of Triad Hospitals, Inc. for the fiscal year ended December 31, 2002.
**	Filed herewith.
***	Furnished herewith.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002:

On October 22, 2002, Triad reported that it had issued a press release of its third quarter earnings.

On November l, 2002, Triad reported that a company not affiliated with Triad erroneously filed a current report on Form 8-K using the Electronic Data Gathering, Analysis and Retrieval access codes for Triad.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.
By:	/s/ JAMES D. SHELTON
James D. Shelton
Chairman, President and Chief Executive Officer

Dated: December 12, 2003

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

Property, Equipment , and Other Amortizable Intangible Assets

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

Derivative Financial Instruments

Triad accounts for its derivatives under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and is effective for fiscal years ending after December 15, 2002. Triad has adopted the disclosure provisions of SFAS 148 effective December 31, 2002. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 148.

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

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

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

As required by SFAS 142, results of operations for the years ended December 31, 2001 and 2000, respectively, have not been restated for the change in goodwill amortization. The following table sets forth the effect on net income and earnings per share excluding goodwill amortization which was recognized in the years ended December 31, 2001 and 2000, respectively (dollars in millions, except per share amounts).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS (continued)

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

Condensed Consolidating Statements of Operations

For the year ended December 31, 2002

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

TRIAD HOSPITALS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2000

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues.	$—	$1,176.6	$59.7	$(0.8)	$1,235.5

Salaries and benefits	0.9	495.3	14.9	—	511.1
Supplies	—	171.9	13.7	—	185.6
Other operating expenses	—	251.3	8.5	—	259.8
Provision for doubtful accounts	—	102.2	1.4	—	103.6
Depreciation	—	73.2	2.9	—	76.1
Amortization	—	6.6	0.5	—	7.1
Interest expense allocated	—	0.1	—	(0.1)	—
Interest expense, net	63.1	(5.8)	—	—	57.3
ESOP expense	7.1	—	—	—	7.1
Management fees	—	—	0.7	(0.7)	—
Gain on sales of assets	—	(7.9)	—	—	(7.9)
Impairment of long lived assets	—	8.0	—	—	8.0

Total operating expenses	71.1	1,094.9	42.6	(0.8)	1,207.8

Income (loss) before minority interests, equity in earnings and income tax provision	(71.1)	81.7	17.1	—	27.7
Minority interests	—	(9.0)	—	—	(9.0)
Equity in earnings of affiliates	88.4	15.7	—	(105.5)	(1.4)

Income before income tax provision	17.3	88.4	17.1	(105.5)	17.3

Income tax provision	(12.9)	—	—	—	(12.9)

Net income	$4.4	$88.4	$17.1	$(105.5)	$4.4

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT (continued)

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

NOTE 7 – LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2001

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

NOTE 7 – LONG-TERM DEBT (continued)

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT (continued)

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG-TERM DEBT (continued) Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2000 (Dollars in millions)

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

NOTE 8 – GUARANTEES

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

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 10 – LEASES

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES (continued)

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

The following table summarizes information regarding the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
Range of Exercise Prices
$16.69 to $16.71	152,551	3 years	$16.71	152,551	$16.71
$15.42 to $29.08	150,557	4 years	$17.06	150,557	$17.06
$22.63 to $31.50	10,565	5 years	$26.98	10,565	$26.98
$16.34 to $27.84	85,093	6 years	$17.12	85,093	$17.12
$0.07 to $18.84	1,822,216	7 years	$11.38	1,822,216	$11.38
$16.50 to $27.69	1,259,487	8 years	$17.62	1,259,487	$17.62
$24.63 to $35.70	2,886,438	9 years	$29.54	724,168	$28.99
$32.15 to $42.00	2,905,750	10 years	$32.70	—	$—

	9,272,657		$24.81	4,204,637	$16.83

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

NOTE 12 – RETIREMENT PLANS

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

Triad has instituted a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant’s contribution up to certain maximum levels. Triad recorded expense under these plans of $28.9 million, $6.9 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and recorded reductions of estimates of prior year retirement plan accruals of $3.4 million, $1.5 million and $5.0 million

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RETIREMENT PLANS (continued)

for the years ended December 31, 2002, 2001 and 2000, respectively. Contributions to the retirement plan are funded annually. Triad’s contributions to the contributory benefit plan are funded periodically during the year.

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

NOTE 13 – LITIGATION SETTLEMENTS

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

NOTE 14 – INCOME PER SHARE

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

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION (continued)

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

	2002
	First	Second		Third	Fourth
Revenues	$860.9	$867.2		$894.0	$919.0
Net income	$40.4	$32.8		$32.6	$35.7
Basic net income per share	$0.58	$0.46		$0.45	$0.49
Diluted net income per share	$0.55	$0.44		$0.43	$0.47

	2001
	First	Second		Third	Fourth
Revenues	$365.8	$643.2		$829.5	$831.0
Net income (loss)	$7.8	$(21.3	)(a)	$6.5	$9.8(b	)
Basic net income (loss) per share	$0.24	$(0.36	)(a)	$0.09	$0.14(b	)
Diluted net income (loss) per share	$0.22	$(0.36	)(a)	$0.09	$0.13(b	)

(a)	During the second quarter of 2001, Triad recorded $31.8 million of charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad and a $2.4 million, net of tax benefit, extraordinary loss on retirement of debt.
(b)	During the fourth quarter of 2001, Triad recorded $6.5 million pre-tax reduction to expense related to preliminary purchase price allocations, $23.1 million pre-tax charges related to impairment of certain long-lived assets, a $22.0 million pre-tax gain on sale of assets and a $0.8 million, net of tax benefit, extraordinary loss on retirement of debt.