Form 10-K
period 2003-12-31
TRIAD HOSPITALS INC
filed 2004-03-12
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

At June 30, 2003, the aggregate market value of the common stock held by non-affiliates was approximately $1,769,800,574. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of March 1, 2004, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 75,857,542. As of March 1, 2004 the aggregate market value of the common stock held by non-affiliates was approximately $2,402,279,923. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part III hereof.

Part I

Item 1.	Business

General

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides health care services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. Triad’s hospital facilities currently include 56 general acute care hospitals and 16 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes, two hospitals under construction and four hospitals designated as held for sale, of which two are leased to third parties. One hospital owned as of December 31, 2003 was sold in January 2004 and is not included in the facility count. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly owned subsidiary, Quorum Health Resources, LLC (“QHR”), Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States. The terms “we”, “our”, “the Company”, “us”, and “Triad” refer to the business of Triad Hospitals, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

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

Our Formation

Triad was incorporated under the laws of the State of Delaware in 1999. On May 11, 1999, Triad became an independent, publicly traded company owning and operating the health care service business which had comprised the Pacific Group of HCA Inc. (“HCA”). On that date, Triad was spun-off from HCA through the distribution of all outstanding shares of Triad common stock to the stockholders of HCA. Information regarding HCA in this Annual Report is derived from reports and other information filed by HCA with the Securities and Exchange Commission (the “SEC”).

On April 27, 2001, Triad completed its merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad for approximately $2.4 billion in cash, stock and assumption of debt. Each former Quorum shareholder became entitled to receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock.

The common stock of Triad is listed on the New York Stock Exchange (symbol: TRI). Information about certain indemnification and other arrangements entered into by Triad and HCA in connection with the distribution is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements.

Principal Executive Offices

Triad’s principal executive offices are located at 5800 Tennyson Parkway, Plano, Texas 75024, and its phone number is (214) 473-7000. Triad’s corporate Website address is http://www.triadhospitals.com. Information contained on its Website is not part of this Annual Report. Annual reports, quarterly reports, current reports and amendments to those reports filed with the SEC are available free of charge through the Website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Triad’s Markets

Most of Triad’s owned facilities are located in two distinct types of markets primarily in the southern, midwestern and western United States. Approximately three-quarters of Triad’s owned hospitals are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. These hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad’s owned hospitals are located in selected larger urban areas. Triad owns and operates hospitals in 18 states. Over half of Triad’s facilities are located in the states of Alabama, Arkansas, Indiana, and Texas.

Through QHR, a separate contract management services and consulting subsidiary, Triad also provides management services to independent hospitals and hospital systems located throughout the United States.

Small City Markets

Triad believes that the small cities of the southern, midwestern and western United States are attractive to health care service providers as a result of favorable demographic, economic and competitive conditions. 40 of the 55 general acute care hospitals that Triad owned and operated as of December 31, 2003 were located in these small city markets. Of these, 21 hospitals were located in communities where they were the sole hospital and 19 hospitals were located in communities where they were one of only two or three hospitals. Triad believes that small city markets can support specialty services which generally produce higher revenues than other health care services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and Triad believes that it is in a good position to negotiate favorable managed care contracts in these markets.

While Triad’s hospitals located in these small cities are more likely to face direct competition than facilities located in smaller rural markets, that competition often is limited to a single competitor in the relevant market. Triad believes that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of specialty hospitals and alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans, compared to urban markets.

Selected Larger Urban Markets

15 of the 55 general acute care hospitals that Triad owned and operated as of December 31, 2003 are located in selected larger urban markets of the southern, midwestern and western United States.

In addition to the direct competition Triad faces from other health care providers in its markets, there are higher levels of managed care penetration in the larger urban markets (a higher relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs).

Triad’s Mission

Triad’s mission is to continuously improve the quality of health care services provided to the communities it serves by creating an environment that fosters physician participation, recognizes the value and contributions of its employees and strives to meet the unique health care needs of the local communities. Triad’s objective is to provide quality health care services to its communities, while simultaneously generating strong financial performance and appropriate returns to its investors, through disciplined and balanced execution of a comprehensive business strategy that reinforces both quality of care and financial strength.

Business Strategy

Triad’s business strategy combines an operating strategy devoted to working with providers, employees and communities and a capital strategy devoted to investing capital in a disciplined manner into internal and external development projects that enhance patient care and provide appropriate returns to investors. Triad believes its business strategy differentiates it from many peers and competitors.

Operating Strategy

The foundation of Triad’s operating strategy is to work cooperatively and collaboratively with physicians, communities and employees in a manner that benefits all constituents. Triad actively involves local providers, local community leaders and employees in critical decision making in order to enhance the quality of physicians’ practices, the quality of the health care environment in each community and the professional satisfaction of employees. Triad believes this strategy results in increased volumes, rates and operating margins, and in external development opportunities with not-for-profit hospitals attracted to Triad’s operating strategy. Triad’s collaborative operating strategy has several components:

•	Actively involve health care providers in decision making. Triad believes that working cooperatively and collaboratively with physicians to develop and maintain strong, mutually beneficial relationships with them leads to improved physician satisfaction, resource management and quality of care. Triad believes that this results in higher volumes, rates and operating margins and in external development opportunities. To reinforce the collaboration, Triad has established in each market a Physician Leadership Group (“PLG”) consisting of leading physicians who practice at Triad’s local hospitals. Each PLG meets monthly with corporate and hospital management to establish local priorities and address physician concerns. A national PLG, consisting of representatives from the local PLGs, meets regularly with members of Triad’s corporate management to address broader corporate and national objectives. Triad’s corporate management includes a team of experienced physicians who focus entirely on maintaining physician relations. Triad also believes the PLGs generate and facilitate external development opportunities as more physicians and not-for-profit hospitals are able to learn through physician word-of-mouth about Triad’s operating strategy of working collaboratively with providers.

Similarly, Triad believes that working cooperatively and collaboratively with its nurses and other employees to develop and maintain strong, mutually beneficial relationships with them leads to improved satisfaction, morale and retention of its employees, as well as better quality of care for its patients. Triad believes that this leads to higher patient satisfaction, volumes, rates and operating margins. In each of its markets, Triad has a Nursing Leadership Group (“NLG”) chaired by the facility Chief Nursing Officer and comprising facility nurses who work with corporate and hospital management to establish local priorities and company-wide “best practices” for nursing care. A national NLG, consisting of representatives from the local NLGs, addresses broader corporate and national objectives with members of Triad’s corporate management team. Triad has also created Departmental Operations Committees that address key clinical and support functions represented by specific hospital departments, including radiology, dietary and plant operations. Members, chosen for their leadership qualities demonstrated at Triad’s facilities, meet regularly to share “best practices” and other initiatives, both locally and nationally.

•	Actively involve communities in decision making. Triad’s community philosophy is a simple one: our stockholders own the bricks and mortar, but the hospitals effectively “belong” to the communities we serve. Triad seeks to have each community embrace its hospital as an important local asset in order to make the facility successful. To that end, Triad has local Boards of Trustees consisting solely of local physicians and community leaders. Triad empowers each local Board of Trustees with responsibilities related to strategic and capital planning and overall supervision of the quality of care provided to the community. By involving local communities in key decisions affecting their hospitals, Triad believes it can achieve higher volumes, rates and operating margins.

•	Actively partner with not-for-profit hospitals. An integral part of Triad’s operating strategy is to be a preferred partner for the not-for-profit hospitals that comprise approximately 85% of the nation’s acute care hospitals. For not-for-profit hospitals, Triad offers three alternatives for potentially improving their performance: contract management, consulting services and capital partnership. Triad believes that these relationships can result in attractive growth opportunities that are consistent with, and that reinforce, the other components of its business strategy.

Triad provides management and consulting services through its QHR subsidiary to approximately 200 not-for-profit hospitals in the United States. These are typically independent hospitals in rural communities that Triad believes benefit from the management infrastructure QHR provides, infrastructure that they might not otherwise afford on their own.

Triad also provides an attractive alternative to not-for-profit hospitals that need capital. Triad can either buy the hospital or partner with the not-for-profit in a joint venture, often for the purpose of developing a new or replacement hospital for the community. Triad believes it often has a competitive advantage over some of its peers and competitors in buying or partnering with not-for-profit hospitals as a result of:

•	its operating strategy of working cooperatively and collaboratively with physicians, employees and communities, which appeals to many not-for-profits;

•	its QHR management subsidiary’s relationship and reputation with leading not-for-profits nationwide; and

•	its flexibility regarding shared governance and ownership with not-for-profits through joint ventures with those who prefer to retain some ownership rather than sell.

Capital Strategy

Triad’s capital strategy consists of the disciplined investment of capital for routine maintenance projects as well as internal and external development projects intended to grow volumes, rates and operating margins. Except for routine maintenance projects, its capital projects are typically projected to generate a return greater than the weighted average cost of capital for that project. Triad is, however, willing to trade short-term returns for longer-term returns that it believes will be superior.

For existing facilities, Triad currently expects to spend approximately $115 to $150 million annually on routine maintenance capital expenditures for structural and cosmetic repairs at its facilities. Triad also identifies and invests in expansion opportunities where it perceives that demand is not being adequately met due to population growth or insufficient existing health care services. Expansion opportunities may include adding beds, adding operating rooms or introducing specialty services in order to meet demand and decrease outmigration.

For external development, Triad pursues acquisition opportunities, but only selectively and opportunistically. In situations where sellers are concerned solely with obtaining the highest price, especially in an auction, Triad generally does not have a competitive advantage over others and thus generally does not prevail. However, in situations where sellers also place value on its collaborative culture and strategy, Triad believes it often has a competitive advantage and sometimes can prevail, even in an auction, and even when Triad may not submit the highest financial offer. Triad also builds new hospitals, either on its own or in partnership with not-for-profit hospitals, especially in small-city markets with populations of 50,000-200,000 and in other markets that tend to be most receptive to its strategy of working collaboratively with providers and communities. Triad also builds replacement facilities for existing facilities, usually by becoming a capital partner with a not-for-profit hospital that lacks capital to rebuild an old or aging facility but has a favorable clinical reputation and market position.

Operations

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Triad’s hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, certain of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds.

Each of Triad’s hospitals is governed by a local Board of Trustees, which includes local community leaders and members of the hospital’s medical staff. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at each hospital, monitors such practices, and is responsible for ensuring that these practices conform to established standards. Triad maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

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

The following table sets forth certain statistics for hospitals owned by Triad for each of the past five years. The comparability of the statistics has been affected by the acquisition of Quorum on April 27, 2001 and additional acquisitions in 2002 and 2003. Prior years statistics have been restated to reflect the reclassification of two hospitals as discontinued operations. See NOTE 4—DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

	Years ended December 31,
	2003	2002	2001	2000	1999
Number of hospitals at end of period (a)	53	46	44	26	27
Number of licensed beds at end of period (b)	8,246	7,531	7,266	3,224	3,426
Weighted average licensed beds (c)	7,652	7,388	6,086	3,336	4,449
Admissions (d)	286,416	273,389	223,139	117,853	136,779
Adjusted admissions (e)	491,417	467,399	379,818	202,458	226,460
Average length of stay (days) (f)	4.9	4.9	4.8	4.3	4.5
Average daily census (g)	3,831	3,656	2,934	1,401	1,700
Occupancy rate (h)	55%	54%	52%	49%	57%

(a)	Number of hospitals exclude facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations, non-consolidating joint ventures and facilities leased to others.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the average number of licensed beds weighted based on periods owned.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in Triad’s hospitals.

(g)	Represents the average number of patients in Triad’s hospital beds each day.

(h)	Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Triad’s hospitals have been affected by the trend toward certain services being performed more frequently on an outpatient basis as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Triad has responded to the outpatient trend by enhancing its hospitals’ outpatient service capabilities, including:

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

Triad expects the growth in outpatient services to continue, although possibly at a slower rate, in the future. Triad’s facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that Triad believes will experience increased demand.

Sources of Revenue

Triad receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid programs, managed care plans and other private insurers as well as directly from patients. The approximate percentages of patient revenues of Triad’s facilities from such sources during the periods specified below were as follows:

	Years Ended December 31,
	2003	2002	2001
Medicare	30.9%	31.9%	31.9%
Medicaid	5.5	5.3	5.6
Managed care plans	41.4	39.3	35.5
Other sources	22.2	23.5	27.0

Total	100.0%	100.0%	100.0%

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

Collection of amounts due from individuals is typically more difficult than from governmental or business payers. Triad has experienced significant growth in uninsured receivables and deterioration of collectibility of these receivables. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a more detailed discussion.

For more information on the reimbursement programs on which Triad’s revenues are dependent, see “Reimbursement.”

Hospital Management Services

QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 200 hospitals as of December 31, 2003. QHR provides management services to independent hospitals and hospital systems under management contracts and also provides selected consulting, educational and related services. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Approximately 55% of these hospitals have less than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital’s financial management, the economic and population-related factors affecting the hospital’s market, physician relationships and staffing requirements. Then, based on its assessment, QHR develops and recommends a management plan to the hospital’s governing board.

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

QHR’s hospital management contracts generally have a term of three to five years and typically have a renewal rate of approximately 79%. QHR’s management contract fees are based on amounts agreed upon by QHR and the hospital’s governing body, and generally are not related to the hospital’s revenues or other variables. Under QHR’s hospital management contracts, QHR is not responsible for hospital licensure, certificates of need, liability coverage, capital expenditures or other functions which are normally the responsibility of a hospital’s governing body.

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

In addition, some of the hospitals that compete with Triad are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales taxes, and are generally exempt from property and income taxes. Triad also faces competition from other specialized care providers, including specialty hospitals, outpatient surgery, orthopedic, oncology and diagnostic centers.

State certificate of need laws (“CON laws”), which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Seven states in which Triad operates, Alabama, Alaska, Mississippi, Ohio, Oregon, South Carolina and West Virginia, have CON laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures (including certain acquisitions of facilities) in these states is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

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

One element of Triad’s business strategy is expansion through the acquisition of acute care hospitals in select markets. The competition to acquire hospitals is significant. Triad may acquire or develop on a selective basis, hospitals that are similar to those currently owned and operated. However, suitable acquisitions may not be accomplished due to unfavorable terms. Triad may also seek to expand through the formation of joint ventures with other providers, including not-for-profit health care providers.

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

Employees and Medical Staff

At December 31, 2003, Triad had approximately 36,000 employees, including approximately 9,500 part-time employees, as well as approximately 500 employees providing hospital management and consulting services. Employees at four hospitals are currently represented by labor unions. Triad considers its employee relations to be good. While Triad’s non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

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

On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General (the “OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to implement and maintain the compliance program was approximately $4.4 million, $3.0 million and $2.0 million in 2003, 2002 and 2001, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

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

Under PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital’s costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals (and entities outside of the health care industry) in purchasing goods and services. Although for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals, the Benefits Improvement Protection Act of 2000 (“BIPA”) updated the rates hospitals receive so that hospitals generally received the market basket index minus 1.1% for discharges occurring on or after October 1, 2000 and before March 31, 2001 or the market basket index plus 1.1% for discharges occurring on or after April 1, 2001 and before October 1, 2001. For Federal fiscal year 2003, hospitals generally received the market basket index minus 0.55%. For Federal fiscal year 2004, hospitals generally will receive the full market basket. Future legislation may decrease the rate of increase for DRG payments, which could make it more difficult to grow revenue and to maintain or improve operating margins.

Until August 1, 2000, outpatient services provided at general, acute care hospitals typically were reimbursed based on costs, subject to certain adjustments and limits. The Balanced Budget Act of 1997 (“BBA”) contains provisions that affect outpatient hospital services, including a requirement that CMS adopt a PPS system for outpatient hospital services (“APCs”), which became effective August 1, 2000. Based on provisions of BIPA, APCs were updated by the market basket minus 0.8% and 1.0% in Federal fiscal years 2001 and 2002, respectively, and were updated by the market basket for Federal fiscal year 2003. For calendar year 2004, APCs will be updated by the full market basket index. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare Physician fee schedule.

Payments for Medicare skilled nursing facility services and home health services historically have been paid based on costs, subject to certain adjustments and limits. Although BBA mandates a PPS system for skilled nursing facility services, home health services and inpatient rehabilitation hospital services, BIPA has made adjustments to the PPS payments for these health care service providers. Specifically, for skilled nursing facilities, BBA set the annual inflation update at the market basket index minus 1.0% in 2001 and 2002. However, BIPA adjusted the update to the full market basket index in 2001 and the market basket index minus 0.5% in 2002. The update for 2003 was the market basket minus 0.5%. For Federal fiscal year 2004, the rates will be updated by the market basket. In addition to the creation of a PPS system for skilled nursing, the BBA also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2003, 22 of Triad’s hospitals operated skilled nursing facilities.

In addition to establishing a PPS system for home health services, BBA requires a 15% payment reduction in payment limits to home health agencies. However, BIPA delayed the implementation of this reduction until 2002. In fiscal year 2003, the 15% payment reduction was reduced by approximately 7% and the rural add-on payment expired on March 31, 2003. For 2004 through 2006 the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for a reduction in the annual payment update and added a 5% rural add-on for discharges between April 1, 2004 through March 31, 2005. As of December 31, 2003, less than 1% of Triad’s revenues were derived from home health services.

Payments to PPS-exempt hospitals and units such as inpatient psychiatric hospital services are based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. BIPA made several changes in payments to PPS-exempt hospitals. In 2002, payments for rehabilitation hospitals were made under a PPS system. As a result of changes outlined in BIPA, total payments for rehabilitation hospitals in 2002 are to equal the amounts of payments that would have been made if the rehabilitation PPS system had not been enacted, and rehabilitation facilities are able to make a one-time election before the start of the PPS to be paid based on a fully phased-in PPS rate. In addition, BIPA increases the incentive payments paid for inpatient psychiatric services from 2% to 3%, raises the national cap on long term care hospital reimbursement by 2% and increases the individual long-term care hospital target amounts by 35%. On November 28, 2003, proposed rules were issued to convert reimbursement for PPS-exempt psychiatric hospitals and units to a prospective payment system. Under the proposed rules, reimbursement will be based on a prospectively determined per diem for cost reporting periods beginning on or after April 1, 2004. Also, the proposed rule includes a three-year transition period.

Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 23 rural health clinics affiliated with Triad’s hospitals.

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

Medicare provides, in the form of outlier payments, for additional payment, beyond standard DRG payments, for covered hospital services furnished to a Medicare beneficiary if the operating costs of furnishing those services exceed a certain threshold. During 2002, CMS initiated an outlier reimbursement review process to assess nationally whether or not the amount of outlier payments being made to selected hospitals was appropriate. CMS issued proposed regulations in March 2003 that became effective October 1, 2003 that modified certain elements of the outlier reimbursement calculation. Triad derives less than 1% of patient revenues from outlier payments and the modifications did not have a material impact on its financial condition or results of operations.

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2005, and for a reduction in the annual update for inpatient hospital payments from 2006 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals and equalizes the DRG base payment rate among hospitals. Triad is unable to predict the ultimate impact of MMA, but no assurance can be given that it will not have an adverse effect on Triad’s business. However, on a preliminary basis, Triad anticipates that it may receive an additional $9-$10 million in reimbursement from MMA in 2004.

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

Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. If Triad or any Triad facility is found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, Triad could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on Triad’s financial position and results of operations. HCA has agreed to indemnify Triad in respect of losses arising from such government investigations for the periods prior to the spin-off. See “Governmental Investigations—Governmental Investigation of HCA and Related Litigation” for more information regarding such arrangement.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports. The due dates for cost reports for cost reporting periods ending after August 31, 2000 were delayed due to CMS not issuing the final payment schedules for APCs. Beginning in October 2002, the final payment schedules for APCs began to be issued for cost reporting periods ended after August 31, 2000. Triad has filed cost reports for these periods. The delay in filing these cost reports will extend the time period of final determination of amounts earned. Pursuant to the terms of the spin-off distribution agreement, HCA agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for Triad facilities operated by HCA prior to the spin-off relating to periods ending on or prior to the spin-off and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports. Triad was responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for Triad’s facilities for all periods prior to the spin-off. In July 2003, HCA finalized a settlement agreement with the government relating to cost report periods ending before August 1, 2001 which includes the indemnified cost reports.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates in seven states (Alabama, Alaska, Mississippi, Ohio, Oregon, South Carolina, and West Virginia) that require CON approval to expand certain acute care hospital services. Such laws generally require state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

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

Administrative Simplification. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. As of October 16, 2003, the date set for compliance, Triad is in compliance with these regulations.

In December 2000, CMS, acting under HIPAA, released final regulations which required compliance by April 2003 relating to the adoption of standards to protect the privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. They require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations and the security regulations, when they become effective, could impose significant costs on Triad’s facilities in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Insurance. As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. The cost of malpractice and other liability insurance rose significantly in 2003 and 2002. There can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad elected to obtain insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad’s existing coverage on August 1, 2001.

Triad has recorded an estimated liability for deductibles related to general and professional liability risks of $99.6 million at December 31, 2003. Any losses incurred in excess of amounts maintained under insurance policies will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See “NOTE 1 – ACCOUNTING POLICIES – General and Professional Liability Risks” in the consolidated financial statements for a more detailed discussion of such arrangements.

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

The extent to which Triad may or may not continue to be affected by the investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

Item 2.	Properties

The following table lists the hospitals owned by Triad as of December 31, 2003.

Facility Name	City	State	Licensed Beds
Flowers Hospital	Dothan	AL	235
Medical Center Enterprise	Enterprise	AL	131
Gadsden Regional Medical Center	Gadsden	AL	346
Crestwood Medical Center	Huntsville	AL	120
Jacksonville Hospital	Jacksonville	AL	89
Valley Hospital (1)	Palmer	AK	40
Northwest Medical Center of Benton County	Bentonville	AR	128
Medical Center of South Arkansas (2)	El Dorado	AR	166
Medical Park Hospital	Hope	AR	79
National Park Medical Center	Hot Springs	AR	166
Willow Creek Women’s Hospital	Johnson	AR	30
Regional Medical Center of Northeast Arkansas	Jonesboro	AR	104
St. Mary’s Regional Medical Center	Russellville	AR	170
Central Arkansas Hospital	Searcy	AR	193
Northwest Medical Center of Washington County	Springdale	AR	222
El Dorado Hospital (3)	Tucson	AZ	166
Northwest Medical Center	Tucson	AZ	252
San Leandro Hospital	San Leandro	CA	122
Bluffton Regional Medical Center	Bluffton	IN	96
Dupont Hospital (4)	Fort Wayne	IN	86
Lutheran Hospital of Indiana	Fort Wayne	IN	403
St. Joseph’s Hospital	Fort Wayne	IN	191
Kosciusko Community Hospital	Warsaw	IN	72
Overland Park Regional Medical Center (5)	Overland Park	KS	—
Women & Children’s Hospital	Lake Charles	LA	80
Wesley Medical Center	Hattiesburg	MS	211
River Region Health System (6)	Vicksburg	MS	372
Independence Regional Health Center (5)	Independence	MO	—
Carlsbad Medical Center	Carlsbad	NM	127
Lea Regional Medical Center	Hobbs	NM	250
MountainView Regional Medical Center	Las Cruces	NM	127
Barberton Citizens Hospital (7)	Barberton	OH	311
Doctors Hospital of Stark County (7)	Massillon	OH	166
Claremore Regional Hospital	Claremore	OK	89
SouthCrest Hospital	Tulsa	OK	180
Woodward Regional Hospital (8)	Woodward	OK	87
Willamette Valley Medical Center	McMinnville	OR	80

McKenzie-Willamette Hospital (9)	Springfield	OR	114
Carolinas Hospital System – Florence	Florence	SC	372
Carolinas Hospital System – Lake City (10)	Lake City	SC	48
Mary Black Memorial Hospital (11)	Spartanburg	SC	209
Abilene Regional Medical Center	Abilene	TX	187
Alice Regional Hospital (12)	Alice	TX	138
Brownwood Regional Medical Center (13)	Brownwood	TX	218
College Station Medical Center	College Station	TX	115
Navarro Regional Hospital	Corsicana	TX	162
Denton Community Hospital (14)	Denton	TX	122
Longview Regional Medical Center	Longview	TX	166
Woodland Heights Medical Center	Lufkin	TX	146
Pampa Regional Medical Center	Pampa	TX	115
San Angelo Community Medical Center	San Angelo	TX	168
Medical Center at Terrell (15)	Terrell	TX	130
DeTar Healthcare System	Victoria	TX	328
Gulf Coast Medical Center	Wharton	TX	161
Greenbrier Valley Medical Center	Ronceverte	WV	122

(1)	A wholly-owned subsidiary of Triad holds a 76.2% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.

(2)	Triad holds a 50% equity interest in a non-consolidated joint venture which owns and operates this facility. Triad is the manager of this facility.

(3)	Triad sold this facility in February 2004. This facility was classified as discontinued operations at December 31, 2003.

(4)	A wholly-owned subsidiary of Triad holds an 81.3% interest in, and is the manager of, the entity owning this facility.

(5)	Triad continues to own the assets related to this hospital, but has transferred the exclusive rights to use and control the hospital’s operations to a separate, independent entity pursuant to a long-term lease agreement effective as of January 1, 1999. In January 2004, Triad signed a definitive agreement to sell this facility to the lessee. Triad closed under the definitive agreement in the first quarter of 2004. There are 726 licensed beds at the leased facilities.

(6)	A wholly-owned subsidiary of Triad holds a 71.5% interest in, and is the manager of, the entity owning this facility.

(7)	A wholly-owned subsidiary of Triad holds a 95% interest in, and is the manager of, the entity owning this facility.

(8)	Held pursuant to an operating lease with an initial term of 20 years and a renewal term of 20 years.

(9)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.

(10)	Held pursuant to operating leases with initial terms of ten years and two renewal options of five years each.

(11)	A wholly-owned subsidiary of Triad holds an 89.4% interest in, and is the manager of, the entity owning this facility.

(12)	In February 2004, Triad entered into a definitive agreement to sell this facility. Triad anticipates a closing under the definitive agreement in the second quarter of 2004.

(13)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.

(14)	Triad is currently building a replacement hospital in Denton, Texas for this facility.

(15)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations. Triad signed a definitive agreement to sell this facility in February 2004. Triad anticipates a closing under the definitive agreement in the second quarter of 2004. This facility was classified as discontinued operations at December 31, 2003.

In addition to the hospitals listed in the table above, as of December 31, 2003, Triad operated 14 ambulatory surgery centers, including three surgery centers that are operated by an unaffiliated third party pursuant to a long-term lease. Two ambulatory surgery centers were either acquired or opened subsequent to December 31, 2003. Medical office buildings also are operated in conjunction with Triad’s hospitals. These office buildings are primarily occupied by physicians who practice at Triad’s hospitals.

The following table lists the hospitals owned by joint venture entities in which Triad is the minority owner and the percentage ownership interest as of December 31, 2003. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26%)	Las Vegas	NV	190
Valley Health System LLC	Desert Springs Hospital (28%)	Las Vegas	NV	346
Valley Health System LLC	Valley Hospital Medical Center (28%)	Las Vegas	NV	400
Valley Health System LLC	Spring Valley Hospital Medical Center (28%)	Las Vegas	NV	176

Triad’s headquarters are located in approximately 150,000 square feet of space in one office building that Triad leases in Plano, Texas.

QHR leases regional offices located throughout the United States.

In addition to the information provided above, Triad is currently building new hospitals in Tucson, Arizona and Mesquite, Nevada. Triad’s other hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad’s present needs.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Part II.

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Triad’s common stock is traded on the New York Stock Exchange (symbol “TRI”). The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for Triad’s common stock for the years ending December 31, 2002 and 2003.

2002	High	Low
First Quarter	$34.43	$28.89
Second Quarter	46.28	34.13
Third Quarter	41.54	33.94
Fourth Quarter	41.17	28.05
2003
First Quarter	$30.68	$24.12
Second Quarter	27.59	20.53
Third Quarter	33.06	24.36
Fourth Quarter	34.74	28.25

At the close of business on March 1, 2004 there were approximately 11,000 holders of record of Triad’s common stock.

Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain bank indebtedness covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6.	Selected Financial Data

The following consolidated selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Triad’s consolidated financial statements and related notes to the consolidated financial statements, which are included herein. Prior years selected financial data has been restated to reflect the reclassification of two hospitals and one non-hospital entity as discontinued operations. See NOTE 4 - DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description.

		Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$3,865.9	$3,440.9	$2,579.1	$1,147.2	$1,255.3
Income (loss) from continuing operations (a)	99.4	140.6	3.1	(0.6)	(99.4)
Net income (loss) (a)	95.2	141.5	2.8	4.4	(95.6)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.35	$1.96	$0.05	$(0.02)	$(3.25)
Net income (loss)	$1.29	$1.97	$0.04	$0.14	$(3.12)
Shares used in computing basic earnings (loss) per share (in millions)	73.5	71.7	57.7	31.7	30.6
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.32	$1.88	$0.05	$(0.02)	$(3.25)
Net income (loss)	$1.26	$1.89	$0.05	$0.14	$(3.12)
Shares used in computing diluted earnings (loss) per share (in millions)	75.4	75.0	61.1	31.7	30.6
Financial Position:
Assets	$4,735.4	$4,381.6	$4,165.3	$1,400.5	$1,341.1
Long-term debt, including amounts due within one year	1,759.5	1,691.2	1,772.8	589.5	554.0
Working capital	420.1	440.5	424.3	234.4	223.9
Capital expenditures	281.1	296.6	200.6	94.4	132.7
Operating Data:
Number of hospitals at end of period (b)	53	46	44	26	27
Number of licensed beds at end of period (c)	8,246	7,531	7,266	3,224	3,426
Weighted average licensed beds (d)	7,652	7,388	6,086	3,336	4,449
Number of available beds at end of period (e)	7,378	6,827	6,483	2,870	2,988
Admissions (f)	286,416	273,389	223,139	117,853	136,779
Adjusted admissions (g)	491,417	467,399	379,818	202,458	226,460
Average length of stay (days) (h)	4.9	4.9	4.8	4.3	4.5
Average daily census (i)	3,831	3,656	2,934	1,401	1,700
Occupancy rate (j)	55%	54%	52%	49%	57%

(a)	Includes charges related to impairment of long-lived assets of $16.3 million ($10.2 million after tax benefit), $23.1 million ($21.1 million after tax benefit), $8.0 million ($4.7 million after tax benefit), and $69.2 million ($55.8 million after tax benefit) for the years ended December 31, 2003, 2001, 2000 and 1999, respectively.

(b)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations, non-consolidating joint ventures and facilities leased to others.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Represents the average number of licensed beds, weighted based on periods owned.

(e)	Available beds are those beds a facility actually has in use.

(f)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

(h)	Represents the average number of days admitted patients stay in Triad’s hospitals.

(i)	Represents the average number of patients in Triad’s hospital beds each day.

(j)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ventures with not-for-profit hospital partners. During 2002, Triad opened one new hospital and acquired all of the assets comprising, and a 60% interest in the operations of, one hospital.

During 2003, Triad recorded a $63.9 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those receivables. Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During 2003, uninsured receivables increased approximately $60.1 million, from 38% to 39% of total billed hospital receivables (or 36% of total receivables). Triad believes that a weak job market and rising health care costs have led to the growth in uninsured patients and an increase in insurance co-payments and deductibles, for which patients are directly responsible. Triad believes the increase in its allowance for doubtful accounts is reasonable given current business trends and economic conditions. Triad currently anticipates that its provision for doubtful accounts will be approximately 10% of revenues on an annual basis, although it could vary quarter to quarter. If the trend of increasing uninsured receivables and deterioration in collectibility continues, then Triad’s results of operations and financial position could be further and materially adversely affected.

In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale. These entities were reclassified as discontinued operations in the fourth quarter of 2003. Triad’s results of operations and statistics for prior periods have been restated to reflect this reclassification.

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

In 2001, subsequent to the merger, Triad recorded charges of approximately $31.8 million associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad. The estimation processes used prior to and subsequent to the merger were consistent with accounting principles generally accepted in the United States. These charges included an $8.3 million pre-tax reduction to revenue, $18.5 million pre-tax increase in provision for doubtful accounts and $5.0 million additional income tax provision.

The above described events significantly affect the comparability of the results of operations for the years ended December 31, 2003, 2002 and 2001.

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

Revenue Recognition

Triad’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Triad has multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systemically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the amounts that are realizable. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the realizable values, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual experience. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Triad also provides various levels of charity care at its facilities which are recorded as deductions to revenue. The charity care policy varies by each facility. Triad is in the process of implementing a corporate-wide charity care policy.

Bad Debt

The largest component of bad debts in Triad’s patient accounts receivable is from patient responsibility accounts. These include both amounts due from uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. To improve upfront collections, Triad endeavors to collect the patient responsibility portion of amounts due at or prior to the scheduled admission or procedure. To facilitate the upfront collection process, Triad has instituted an incentive program for its employees which is based on the amount of upfront cash collections on patient responsibility accounts.

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

Days in accounts receivable increased to 62 days at December 31, 2003 from 59 days at December 31, 2002. This increase resulted primarily from an increase in the amount of uninsured patient receivables, which are slower payers than insured patient receivables, and Medicare reimbursement delays relating to billing system issues. Days in accounts receivable decreased to 59 days at December 31, 2002 from 68 days at December 31, 2001. This decrease resulted from increased upfront collections and integration of the facilities acquired in the Quorum merger into Triad’s collection methodology. Management’s target days in accounts receivable was 58 days and 60 days at December 31, 2003 and 2002, respectively. Actual days in accounts receivable did not meet management’s target of 2003 primarily from an increase in the amount of uninsured patient receivables, which are slower payers than insured patient receivables, and Medicare reimbursement delays relating to billing system issues. Days in accounts receivable is calculated by dividing patient receivables, excluding cost report receivables/payables, less allowance for doubtful accounts by the most recent three month period’s daily patient revenue, excluding prior year cost report settlements, less provision for doubtful accounts.

Property, Equipment and Amortizable Intangible Assets

Triad evaluates the carrying value of long-lived assets, long-lived assets to be disposed of and amortizable intangible assets and recognizes impairment losses when the fair value is less than the carrying value. The recoverability of assets to be held and used is determined using probability-weighted discounted projected future cash flows. The fair value of assets held for sale is determined using estimated selling values. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and amortizable intangible assets might be impaired, Triad prepares projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required.

Goodwill

Triad reviews goodwill for impairment annually or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined as one level below an operating segment. Triad estimates fair values of the reporting units using discounted projected future cash flows. Impairment is recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit. If projected future cash flows become less favorable than those projected by management, then impairments may be required.

Income Taxes

Triad records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Triad has considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event Triad were to determine that the realization of its deferred tax asset in the future is different than its net recorded amount, an adjustment to income would be necessary.

General and Professional Liability Risks

Triad self-insures portions of its workers compensation, health insurance and general and professional liability insurance coverage and maintains excess loss policies. The liabilities estimated for these self insured portions are based on actuarially determined estimates. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in an adjustment to income.

Contingencies

Triad is subject to claims and suits arising from governmental investigations and other matters in the ordinary course of business. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. Triad is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of recorded liability, if any, for these contingencies is made after careful analysis of each individual issue. The recorded liability may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, which could result in an adjustment to income. Any such adjustment could have a material adverse effect on Triad’s results of operations or financial position.

Results of Operations

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which Triad’s facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue growth due to changes in patient acuity, closure of unprofitable services, favorable pricing trends and contract structure. The increases in pricing trends and contract structure were the result of renegotiating and renewing certain managed care contracts on more favorable terms (to include more stop losses, carve outs and pass throughs). Increased volumes for more intensive cases, such as inpatient surgeries, also contributed to revenue rate growth. There can be no assurances that Triad will continue to receive these levels of revenue increases in the future.

Patient volumes, on a same facility basis, increased slightly in 2003 compared to 2002, due primarily to large volume increases in the fourth quarter of 2003 compared to the fourth quarter of 2002. Volumes have been affected by the general weakness in the overall economy. With health care costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 36.4%, 37.2% and 37.5% of total patient revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Patient revenues related to managed care plan patients were 41.4%, 39.3% and 35.5% of total patient revenues for the years ended December 31, 2003, 2002, and 2001, respectively. With an increasing proportion of services over the last several years being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, revenues, earnings and cash flows are being impacted.

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals and equalizes the DRG base payment rate among hospitals. Triad is unable to predict the ultimate impact of MMA, but no assurance can be given that it will not have an adverse effect on Triad’s business. However, on a preliminary basis, Triad anticipates that it may receive an additional $9-$10 million in reimbursement from MMA in 2004.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis compared to inpatient admissions. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues as a percentage of patient revenues were 46%, 44% and 46% for the years ended December 31, 2003, 2002 and 2001, respectively.

Pressures on the rate of increase in Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments decline, results of operations and cash flows could deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians with the strategic support of corporate management.

Management of Triad continues its focus on rationalizing its portfolio of facilities. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ventures with not-for-profit hospital partners. In August 2002, Triad opened a new acute care hospital in Las Cruces, New Mexico. On July 1, 2002, Triad acquired all of the assets comprising, and a 60% interest in the operations of, a hospital in Johnson, Arkansas. The facilities acquired in 2003 and 2002 increased revenues by $111.5 million in the year ended December 31, 2003 compared to the year ended December 31, 2002. In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale. These entities were reclassified as discontinued operations in the fourth quarter of 2003. Triad’s results of operations for prior periods were restated to reflect this reclassification. These facilities had revenues of $100.2 million, $100.2 million and $90.4 million in the years ended December 31, 2003, 2002 and 2001, respectively.

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

In connection with the spin-off, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports. Triad was responsible for the filing of these cost reports, which were recorded in accounts receivable in the consolidated balance sheets (see NOTE 1 – “ACCOUNTING POLICIES - Revenues” in the consolidated financial statements). Triad had recorded a receivable from HCA relating to the indemnification, which was recorded in other current assets in the consolidated balance sheets. In July 2003, HCA finalized a settlement agreement with the government relating to cost report periods ending before August 1, 2001 which included the indemnified cost reports. The receivable from HCA and the related cost report liabilities of $23.2 million were reversed in the third quarter of 2003.

Other Trends

Triad has experienced significant growth in uninsured receivables and deterioration in the collectibility of those receivables which resulted in a $63.9 million increase in its allowance for doubtful accounts in 2003 (see “Overview”). The approximate percentages of billed hospital receivables in summarized aging categories is as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
0 to 60 days	58.8%	58.6%	55.7%
61 to 150 days	25.9%	24.9%	24.5%
151 to 360 days	14.6%	15.3%	16.8%
Over 360 days	0.7%	1.2%	3.0%

Total	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables (which is a component of total receivables) summarized by payer is as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Insured receivables	61%	62%	62%
Uninsured receivables	39%	38%	38%

Total	100%	100%	100%

Uninsured receivables increased approximately $60.1 million in 2003 compared to 2002. If the trend of increasing uninsured receivables and deterioration in collectibility continues, then Triad’s results of operations and financial position could be further and materially adversely affected.

Insurance costs across the industry have been increasing substantially. Triad is facing the same pressures of its insurance costs increasing although the rate of increase slowed in the last half of 2003. Triad has an extensive insurance program, with the largest component being general and professional liability insurance. Many of the factors contributing to the increasing costs are beyond Triad’s control. To help mitigate the increases in premiums, Triad may increase deductibles in these programs, which would increase the risk assumed by Triad. Triad currently records liabilities for its estimated retentions. Triad’s total insurance costs increased approximately $23.0 million, or 27.9% in the year ended December 31, 2003 compared to the year ended December 31, 2002. During 2003, Triad recorded a $2.5 million reduction to the estimated liability, primarily related to liabilities associated with claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. Currently, Triad anticipates that its insurance costs will increase approximately 10% to 15% in 2004. If the trend of increasing costs continues, Triad’s results of operations and cash flows could be adversely affected.

Five of Triad’s hospitals had impairment indicators and were evaluated for potential impairment. Currently, the probability weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. If the projections of future cash flows deteriorate, then impairment of these assets may be required. Triad entered into a definitive agreement to sell the assets of its acute care hospital in Alice, Texas in the first quarter of 2004. This scenario was used in the impairment evaluation as the probability weighted cash flows as of December 31, 2003, which was less than the book value. An impairment of $16.3 million was recorded in the year ended December 31, 2003. The book value of this facility’s long-lived assets is now recorded at its estimated sales price at December 31, 2003. Revenues for this facility were $38.9 million and $35.7 million for the years ended December 31, 2003 and 2002, respectively. This facility had pre-tax losses, excluding impairment, of $8.7 million and $8.8 million for the years ended December 31, 2003 and 2002, respectively. Triad anticipates that this facility will be reclassified to discontinued operations in the first quarter of 2004.

Operating Results Summary

Following are comparative summaries of results from operations for the years ended December 31, 2003, 2002 and 2001. Dollars are in millions, except per share amounts and ratios.

	Years Ended December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$3,865.9	100.0	$3,440.9	100.0	$2,579.1	100.0

Salaries and benefits	1,577.1	40.8	1,442.2	41.9	1,087.2	42.2
Reimbursable expenses	51.6	1.3	54.7	1.6	39.0	1.5
Supplies	604.4	15.6	530.8	15.4	395.8	15.4
Other operating expenses	717.1	18.6	624.3	18.1	480.6	18.6
Provision for doubtful accounts	397.2	10.3	266.9	7.8	233.1	9.0
Depreciation and amortization	176.4	4.6	163.9	4.8	166.6	6.5
Interest expense, net	131.1	3.4	134.9	3.9	126.0	4.9
Refinancing transaction costs	39.9	1.0	—	—	5.2	0.2
Litigation settlements	—	—	(10.4)	(0.3)	—	—
ESOP expense	8.5	0.2	10.8	0.3	9.3	0.4
Gain on sales of assets	(1.4)	—	(4.5)	(0.1)	(23.1)	(0.9)
Impairment of long-lived assets	16.3	0.4	—	—	23.1	0.9

	3,718.2	96.2	3,213.6	93.4	2,542.8	98.7

Income from continuing operations before minority interests, equity in earnings and income tax provision	147.7	3.8	227.3	6.6	36.3	1.3
Minority interests in earnings of consolidated entities	(8.1)	(0.2)	(14.8)	(0.4)	(7.2)	(0.2)
Equity in earnings of affiliates	25.4	0.7	21.7	0.6	14.5	0.6

Income from continuing operations before income tax provision	165.0	4.3	234.2	6.8	43.6	1.7
Income tax provision	(65.6)	(1.7)	(93.6)	(2.7)	(40.5)	(1.6)

Income from continuing operations	$99.4	2.6	$140.6	4.1	$3.1	0.1

Income per common share from continuing operations
Basic	$1.35		$1.96		$0.05
Diluted	$1.32		$1.88		$0.05
Number of hospitals at end of period (a)
Owned and managed	50		43		41
Joint ventures	1		1		1
Leased to others	2		2		2

Total	53		46		44
Licensed beds at end of period (b)	8,246		7,531		7,266
Available beds at end of period (c)	7,378		6,827		6,483
Admissions (d)
Owned and managed	286,416		273,389		223,139
Joint ventures	5,722		5,791		5,758

Total	292,138		279,180		228,897
Adjusted admissions (e)	491,417		467,399		379,818
Outpatient visits excluding outpatient surgeries	3,373,816		3,241,931		2,606,224
Inpatient surgeries	108,071		101,581		82,388
Outpatient surgeries	290,632		278,383		243,103

Total surgeries	398,703		379,964		325,491
Average length of stay (f)	4.9		4.9		4.8
Outpatient revenue percentage	46%		44%		46%
Inpatient revenue per admission	$6,958		$6,594		$5,823
Outpatient revenue per outpatient visit	$493		$439		$426
Patient revenue per adjusted admission	$7,440		$6,900		$6,346

(a)	Number of hospitals exclude facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations, the joint ventures and facilities leased to others, except for admissions for the joint ventures.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Available beds are those beds a facility actually has in use.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

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

Years Ended December 31, 2003 and 2002

Income from continuing operations decreased to $99.4 million in the year ended December 31, 2003 from $140.6 million in the year ended December 31, 2002. This was due primarily to a $63.9 million increase in the provision for doubtful accounts discussed previously (see “Overview”). Triad also recorded an impairment charge at one facility of $16.3 million and incurred $39.9 million in refinancing transaction costs relating to the repayment of its 11% senior subordinated notes in 2003. The decrease was also due to increases in employee health benefits and insurance costs as a percentage of revenues. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002. Triad also had $10.4 million in litigation settlements in 2002 discussed below. This was partially offset by a 12.4% increase in revenues.

Revenues increased 12.4% to $3,865.9 million in the year ended December 31, 2003 compared to $3,440.9 million in the year ended December 31, 2002. This includes $20.3 million in favorable prior year cost report settlements during 2003 compared to $8.5 million in favorable prior year cost report settlements in 2002. This was due primarily to a delay in Triad’s cost report filings in 2002 because of outpatient prospective payment system implementation issues at CMS. Excluding prior year cost report settlements, patient revenue per adjusted admission increased 7.5% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Triad anticipates that patient revenue per adjusted admission will increase approximately 4% to 5% in 2004. Managed care contract pricing increased approximately 5% to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s higher acuity procedures in 2003 compared to 2002 resulted primarily from same facility (which excludes seven hospitals acquired in 2003, one hospital acquired in 2002 and one hospital opened in 2002) inpatient surgeries increasing 2.8% in 2003 compared to 2002. These increases were partially offset by overall weakness in same facility patient volume growth. Volumes have been affected by the general weakness in the overall economy. With health care costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. Same facility admissions increased 1.3% and adjusted admissions increased 2.0% in 2003 compared to 2002. Triad had increases in revenues of $111.5 million, admissions of 9,557, adjusted admissions of 14,384, inpatient surgeries of 3,686, outpatient surgeries of 6,799 and outpatient visits of 84,888 from the acquisition of seven hospitals in the fourth quarter of 2003, the acquisition of one hospital in 2002 and the opening of one new hospital in 2002.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.8% in the year ended December 31, 2003 from 41.9% in the year ended December 31, 2002. This was due to a reduction in contract labor of approximately $12.6 million and increased productivity. This was offset by employee health benefit costs increasing approximately $19.3 million, or 12%, in 2003 compared to 2002. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002.

Reimbursable expenses as a percentage of revenue decreased to 1.3% in the year ended December 31, 2003 from 1.6% in the year ended December 31, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

Supplies increased as a percentage of revenues to 15.6% in the year ended December 31, 2003 from 15.4% in the year ended December 31, 2002. This was due primarily to supplies per adjusted admission increasing 8.3% due primarily to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.6% in the year ended December 31, 2003 compared to 18.1% in the year ended December 31, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $23.0 million or 27.9% (see “Other Trends”). This change includes a $2.5 million reduction in the estimated general and professional liability primarily related to claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated. Currently, Triad anticipates that its insurance costs will increase approximately 10% to 15% in 2004.

Provision for doubtful accounts as a percentage of revenues increased to 10.3% in the year ended December 31, 2003 compared to 7.8% in the year ended December 31, 2002. Triad recorded $63.9 million of additional allowance in the year ended December 31, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables (see “Overview” and “Other Trends”). If the trend of increasing uninsured accounts continues, then Triad’s results of operations and financial position could be materially adversely affected. The increase was also due to a settlement received on a bankrupt account and recoveries on other non-patient receivables in 2002.

Depreciation and amortization increased to $176.4 million in the year ended December 31, 2003 compared to $163.9 million in the year ended December 31, 2002. This was due primarily to the opening of a new acute care hospital in Las Cruces, New Mexico in August 2002, completion of a replacement hospital in Bentonville, Arkansas in May 2003 and completion of several major renovation projects.

Interest expense, which was offset by $2.7 million and $1.7 million of interest income in the years ended December 31, 2003 and 2002, respectively, decreased to $131.1 million in the year ended December 31, 2003 compared to $134.9 million in the year ended December 31, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

In November 2003, Triad purchased approximately $320.8 million of its 11% senior subordinated notes. In connection with the purchase, Triad paid tender premium and consent payments of approximately $32.8 million. Triad recorded a charge in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs of $39.9 million.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim. Triad reversed the accrual, less remaining legal fees, of $5.9 million in the third quarter of 2002. In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. Both items were recorded as litigation settlements in the consolidated statements of operations in the year ended December 31, 2002.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the year ended December 31, 2003. In the year ended December 31, 2002, gain on sales of assets was primarily comprised of a $1.6 million gain on the sale of an investment in a rehabilitation center.

Impairments of long-lived assets were $16.3 million in the year ended December 31, 2003. In February 2004, Triad entered into a definitive agreement to sell its acute care hospital in Alice, Texas for approximately $18 million. The impairment was due to the carrying value of this hospital being reduced to its estimated selling price.

Minority interests decreased to $8.1 million in the year ended December 31, 2003 from $14.8 million in the year ended December 31, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates increased to $25.4 million in the year ended December 31, 2003 from $21.7 million in the year ended December 31, 2002 due to a loss on the sale of a hospital in one of the non-consolidating joint ventures during 2002, of which Triad’s share was $4.8 million.

Income tax provision was $65.6 million in the year ended December 31, 2003 compared to $93.6 million in the year ended December 31, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

Years Ended December 31, 2002 and 2001

Income from continuing operations increased to $140.6 million in the year ended December 31, 2002 from $3.1 million in the year ended December 31, 2001. The increase in income from continuing operations was attributable primarily to an increase of $94.3 million in pre-tax income in 2002 from 2001 from the facilities acquired, excluding charges discussed below, in the Quorum acquisition. Pre-tax income from same facility operations increased $47.0 million. Also, Triad recorded $26.8 million of pre-tax charges associated with coordinating Quorum’s accounting policies, practices and estimation processes with those of Triad during 2001. Income from continuing operations also increased $29.4 million due to changes in accounting for goodwill amortization. Triad also had $10.4 million in income from litigation settlements in 2002 discussed below. During 2001, Triad incurred $3.8 million of non-cash stock compensation expense relating to stock option vesting acceleration that was incurred due to the acquisition of Quorum and $1.4 million of non-cash stock option expense from options granted to a charitable foundation. This was partially offset by an increase in interest expense of $8.9 million primarily related to the additional indebtedness incurred in the acquisition of Quorum. Corporate overhead increased $12.8 million in 2002 compared to 2001, due primarily to additional staffing and other costs due to the merger.

Revenues increased to $3,440.9 million in the year ended December 31, 2002 from $2,579.1 million in the year ended December 31, 2001. Same facility revenues increased $165.8 million or 12.6% in 2002 compared to 2001. This includes $9.2 million in favorable prior year cost report settlements during 2002 compared to $4.9 million in favorable prior year cost report settlements during 2001. The primary reason for the increase in revenues was due primarily to increases of approximately 6% to 9% from renegotiation and renewal of managed care contracts to include pricing increases and more favorable contract structure in 2002. For the year ended December 31, 2002 compared to the year ended December 31, 2001, same facility admissions increased 4.2%, adjusted admissions increased 4.5%, revenue per adjusted admission increased 9.0%, outpatient visits increased 2.6%, outpatient revenue per visit increased 1.5% and surgeries increased 4.6%. Revenues for facilities acquired increased $754.3 million in 2002 compared to 2001 which included $2.1 million in favorable prior year cost report settlements in 2001. Revenues for facilities acquired were reduced in 2001 by $8.3 million in charges associated with coordinating Quorum’s accounting policies, procedures and estimation processes with those of Triad’s (see “Overview”). For the year ended December 31, 2002 compared to the year ended December 31, 2001, the acquired facilities’ admissions increased 52,219, adjusted admissions increased 89,740, outpatient visits increased 651,379, and surgeries increased 56,520. The increase in revenues was partially offset by the facility that was sold. In 2001, this facility had revenues of $58.3 million.

Salaries and benefits (which included contract nursing), as a percentage of revenues, decreased to 41.9% in the year ended December 31, 2002 from 42.2% in the year ended December 31, 2001. Same facility salaries and benefits decreased 0.2% as a percentage of revenue in 2002 compared to 2001. This was due primarily to $5.2 million in non-cash stock option expense recognized in 2001 described above. In addition, Triad had decreases in estimates in its retirement plan contributions of $5.2 million in 2002 compared to $1.3 million in 2001. This was partially offset by $4.9 million in estimate increases in Triad’s health and workers compensation expenses and an increase in the number of full time equivalent employees at the corporate office. Salaries and benefits for the acquired facilities, as a percentage of revenue, were 43.1% in 2002 compared to 43.8% in 2001 due primarily to the revenue reductions in 2001 discussed above. In addition, there were $3.0 million in duplicate overhead costs and stay-on bonuses at the former Quorum corporate office and approximately $1.0 million in severance costs for a reduction in force at QHR in 2001. There was also a decrease in estimates in retirement plan contributions of $3.6 million in 2002. This was partially offset by $12.7 million in estimate increases in health and workers compensation expenses. Included in salaries for the acquired facilities are salaries from owned physician practices, which are higher as a percentage of revenue than traditional hospital operations. Salaries and benefits for the facility sold were $26.5 million in 2001.

Reimbursable expenses were 1.6% as a percentage of revenue in the year ended December 31, 2002 compared to 1.5% for the year ended December 31, 2001 due to the Quorum acquisition. Reimbursable expenses relate primarily to salaries and benefits of QHR employees that serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues.

Supplies as a percentage of revenues remained constant at 15.4% in the years ended December 31, 2002 and December 31, 2001, respectively. Same facility supplies increased as a percentage of revenue to 15.4% in 2002 compared to 15.3% in 2001. This was due primarily to increased acuity levels. Supplies for the acquired facilities, as a percentage of revenue, remained relatively constant in 2002 compared to 2001. Supplies for the facility sold were $8.8 million in 2001.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 18.1% in the year ended December 31, 2002 compared to 18.6% in the year ended December 31, 2001. Same facility other operating expenses decreased 1.2% as a percentage of revenue in 2002 compared to 2001. This was due primarily to revenue rate increases, resulting from favorable pricing trends and changes in contract structure discussed above. This was partially offset by approximately a $5.2 million, or 40%, increase in insurance costs, primarily malpractice insurance (see “Other Trends”). Other operating expenses for the acquired facilities, as a percentage of revenue, were 17.4% in 2002 compared to 16.7% in 2001. This was due to approximately a $5.8 million, or 40%, increase in insurance costs, primarily malpractice insurance (see “Other Trends”), and the revenue reduction in 2001 discussed above. This was partially offset by a $3.0 million reduction of a pre-acquisition liability in the fourth quarter of 2002 as additional information became available on expected settlements. Other operating expenses for the facility sold were $11.7 million in 2001.

Provision for doubtful accounts, as a percentage of revenues, decreased to 7.8% in the year ended December 31, 2002 compared to 9.0% in the year ended December 31, 2001. Same facility provision for doubtful accounts decreased 0.2% as a percentage of revenue in 2002 compared to 2001. This was due, in part, to increased expenses in 2001 relating to emergency room visits, primarily to facilities in Texas, which typically have a higher incidence of uninsured accounts, and improved collections in 2002. This was partially offset by payment delays and account write-offs from system issues at one facility and additional expenses on certain non-patient accounts in 2002. Provision for doubtful accounts for the acquired facilities, as a percentage of revenue, was 6.7% in 2002 compared to 8.4% in 2001. As discussed previously, included in the provision for doubtful accounts were $18.5 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation process with those of Triad’s (see “Overview”). Provision for doubtful accounts for the facility sold was $8.1 million in 2001.

Depreciation and amortization decreased to $163.9 million in the year ended December 31, 2002 compared to $166.6 million in the year ended December 31, 2001, primarily due to changes in accounting for goodwill amortization. This was partially offset by the acquisition of Quorum in 2001.

Interest expense, which was offset by $1.7 million and $1.6 million of interest income in the years ended December 31, 2002 and 2001, respectively, increased to $134.9 million in the year ended December 31, 2002 from $126.0 million in the year ended December 31, 2001, due to additional debt outstanding, primarily from indebtedness incurred to finance the Quorum acquisition. This was partially offset by decreases in interest rates on Triad’s variable rate debt and reductions in debt outstanding.

In 2001, Triad incurred $5.2 million of refinancing transaction costs from the write-off of debt issue costs in connection with the debt refinancing associated with the Quorum acquisition and early retirement of indebtedness incurred in the Quorum acquisition.

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

Impairments of long-lived assets were $23.1 million in the year ended December 31, 2001. The impairments were primarily due to the carrying value of the long-lived assets related to one hospital being reduced to fair value, based on estimated future cash flows.

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

Income tax provision was $93.6 million in the year ended December 31, 2002 compared to $40.5 million in the year ended December 31, 2001. During 2001, Triad’s effective tax rate was significantly increased by the effect of nondeductible goodwill amortization and ESOP expense. As discussed previously, included in the income tax provision in 2001 was $5.0 million in charges associated with coordinating Quorum’s accounting policies, practices and estimation processes. Triad’s effective tax rate was reduced significantly in 2002 primarily due to changes in accounting for goodwill amortization.

Liquidity and Capital Resources

Cash provided by operating activities was $363.8 million in the year ended December 31, 2003 compared to $358.3 million in the year ended December 31, 2002. Payments for prepaid expenses decreased $6.9 million due to changes in payment structure of insurance programs in 2002. There were also increases in self insured reserves of $34.0 million in 2003 compared to $20.2 million in 2002. Also, accounts payable increased $14.8 million in 2003 compared to 2002 due to timing of payments. This was partially offset by approximately $14.8 million of increased incentive compensation payments throughout the organization in 2003 compared to 2002. Accounts receivable increased $66.7 million in 2003 compared to $59.9 million in 2002 primarily from an increase in the amount of uninsured patient receivables, which are slower payers than insured patient receivables, and Medicare reimbursement delays related to billing system issues, which led to an increase in accounts receivable days of approximately three days in 2003 compared to 2002.

Cash used in investing activities was $436.5 million in the year ended December 31, 2003 compared to $261.8 million in the year ended December 31, 2002. Triad paid $185.3 million for the acquisition of seven hospitals in 2003 compared to $10.1 million for the acquisition of one hospital in 2002. Also, distributions received from non-consolidating joint ventures decreased $17.0 million in 2003 compared to 2002 due primarily to the funding of a new hospital constructed by one of Triad’s non-consolidating joint ventures. This was partially offset by a decrease in capital expenditures from the completion of several projects during 2002. Triad currently anticipates expending up to $475 million (including approximately $355 million for expansion and development) in capital expenditures in 2004.

Cash provided by financing activities was $19.6 million in the year ended December 31, 2003 compared to cash used in financing activities of $44.5 million in the year ended December 31, 2002. This was primarily from the refinancing transaction discussed below. There was also a reduction in cash received on stock option exercises of $27.6 million in 2003 compared to 2002.

On October 27, 2003, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $325.0 million aggregate principal amount of 11% senior subordinated notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On November 12, 2003, Triad purchased approximately $320.8 million of the 11% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $32.8 million on the 11% notes and effectuated the amendments to the 11% notes indenture. The tender offer expired on November 24, 2003. Approximately $4.2 million of the 11% senior subordinated notes due 2009 were not tendered prior to the expiration date and remain outstanding. Triad recorded a charge to earnings in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-offs of unamortized discount and deferred loan costs of approximately $39.9 million.

On November 12, 2003, Triad issued $600.0 million of senior subordinated notes bearing interest at 7% with principal amounts due in 2013. The 7% notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. The notes are not guaranteed by Triad’s operating subsidiaries. Triad incurred approximately $15.3 million in debt issue costs related to the issuance of the notes, which will be amortized over the period the notes are outstanding. Triad used a portion of the proceeds of the notes to pay for the tender of the 11% notes, the issue costs of the 7% notes and to repay an aggregate principal amount of $150 million of Tranche A and Tranche B term loans. The remaining proceeds were used for general corporate purposes including the acquisitions discussed below.

Triad’s indebtedness consists of a Tranche A term loan of $126.6 million bearing interest at LIBOR plus 2.0% (3.14% at December 31, 2003) with principal amounts due through 2007, a Tranche B term loan of $424.1 million bearing interest at LIBOR plus 3.0% (4.14% at December 31, 2003) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009, $600 million of senior subordinated notes being interest at 7% with principal amounts due in 2013 and $4.2 million of senior subordinated notes bearing interest at 11%, with principal amounts due in 2009. The 11% senior subordinated notes are callable, at Triad’s option, in May 2004, the 7% senior subordinated notes are callable, at Triad’s option, in November 2008 and the 8.75% senior notes are callable, at Triad’s option, in May 2005. At December 31, 2003 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.0%. No amounts were outstanding under the line of credit at December 31, 2003. The revolving credit line matures in 2007. As of December 31, 2003, Triad had $28.7 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan are subject to reduction depending upon the total leverage of Triad. Subsequent to December 31, 2003, Triad reduced the interest rate on its Tranche B term loan, by an amendment to the bank credit facility, to LIBOR plus 2.25%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad.

Subsequent to December 31, 2003, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on the sale of El Dorado Hospital, discussed below.

In July 2003, Standard & Poor’s upgraded its ratings on Triad’s term loans, senior notes and 11% senior subordinated notes.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the facilities acquired in the Quorum transaction. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In September 2003, Triad completed an amendment to its bank credit facility which favorably modified restrictions on new indebtedness, capital expenditures, assets sales, investments and various other matters. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

Triad has entered into an interest rate swap agreement which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired on January 15, 2004. Triad paid a rate of 3.22% and received LIBOR, which was set at 1.15% at December 31, 2003. Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.17% at December 31, 2003. The interest rate swap agreements are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contracts. The interest rate swap agreements are designated as cash flow hedges.

The following table shows the total future contractual obligations of Triad as of December 31, 2003 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,759.5	$74.5	$173.9	$306.5	$1,204.6
Capital lease obligations	1.0	0.3	0.4	0.3	—
Operating lease obligations	229.1	42.3	67.4	41.8	77.6
Purchase obligations (1)	176.0	27.5	95.7	52.8	—
Other long-term liabilities	—	—	—	—	—

Total	$2,165.6	$144.6	$337.4	$401.4	$1,282.2

(1)	Purchase obligations include $2.6 million of committed supply purchases in 2004 and $173.4 million of committed capital expenditures.

At December 31, 2003, Triad had working capital of $420.1 million. Management expects that operating cash flows and its revolving credit line will provide sufficient liquidity for fiscal 2004. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development of a replacement hospital in Bentonville, Arkansas in May 2003. The final cost of the replacement facility was approximately $60.0 million.

Triad has commenced development of a new hospital in Mesquite, Nevada. The project is expected to be completed in the third quarter of 2004. The anticipated cost of this project is approximately $30 million. As of December 31, 2003, approximately $9.9 million had been spent on this project.

Triad began development of a new hospital in Tucson, Arizona during the third quarter of 2003. The anticipated cost of the project is approximately $90 million and completion is expected in the first quarter of 2005. As of December 31, 2003, approximately $16.0 million had been spent on this project.

Triad has entered into a joint venture with a not-for-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the joint venture partner funding the remainder. Triad would also lease its existing facility to the joint venture. Triad began development on this project in the third quarter of 2003 and anticipates completion in the first quarter of 2005. As of December 31, 2003, approximately $9.8 million has been spent on this project.

On December 1, 2003, Triad completed the acquisition of four hospitals in Arkansas from subsidiaries of Tenet Healthcare Corporation for a purchase price of $142.0 million in cash and $2.5 million of transaction costs less the assumption of $2.2 million of net current liabilities.

On December 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Palmer, Alaska. Triad is the majority partner owning approximately 76% of the venture with the not-for-profit partner owning the remainder. Triad contributed $25 million (including $23.5 million in cash) to the venture and the not-for-profit partner contributed its current facility to the venture. The venture intends to construct a replacement facility that is expected to cost approximately $88 million.

On December 1, 2003, Triad entered into a lease for the real property and operations of an acute care hospital in Woodward, Oklahoma. Triad also acquired the net working capital and equipment for approximately $5.5 million in cash and a $1.1 million note.

On October 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Springfield, Oregon. Triad owns 80% of the venture. Triad contributed $20 million (including $13 million in cash) to the venture and the not-for-profit partner contributed its current facility to the venture. The venture intends to construct a replacement facility for approximately $85 million.

One of Triad’s non-consolidating joint ventures has constructed a new acute care hospital. Triad’s investment in this project will be approximately $20 million, funded by partnership distributions it would have otherwise received. Triad has contributed approximately $20.5 million for this project as of December 31, 2003.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. Triad anticipates that it would be the majority owner in the venture. The not-for-profit hospital would contribute its current operations to the venture. The venture would build a replacement facility that would cost approximately $150 million. Triad anticipates that a closing under a definitive agreement could occur during the second quarter of 2004.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the second quarter of 2004.

Triad had entered into a letter of intent to acquire the operations of an acute care hospital in Fairmont, West Virginia. Triad decided not to proceed with this transaction.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $285 million related to these projects over the next several years.

Triad expects that its anticipated capital expenditures, including expansion and development projects, will be funded with either operating cash flows, existing credit facilities, or proceeds from the sales of securities using its shelf registration statement or by private placement.

In December 2003, Triad disposed of its interest in Cambio Health Solutions, a subsidiary of QHR. The proceeds consisted of $2.0 million in cash, less approximately $0.7 million for working capital, a $3.0 million note and an estimated $1.5 million earn out over the next three years. A gain from the disposition of $1.7 million was recognized in the fourth quarter of 2003 which included a $3.0 million settlement relating to the value of a minority shareholder’s interest. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In December 2003, Triad entered into a definitive agreement to sell El Dorado Hospital in Tucson, Arizona for approximately $33.2 million plus working capital. Triad closed under the definitive agreement in January 2004. Triad recorded a $2.2 million impairment charge in the fourth quarter of 2003 to adjust the carrying value of the assets to the selling price. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In February 2004, Triad entered into a definitive agreement to sell its acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad anticipates closing under the definitive agreement in the second quarter of 2004, subject to regulatory approvals. Triad anticipates recording a deferred gain on the sale of the facility. The gain would be recognized ratably as the note payments are received. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

The facilities reclassified as discontinued operations had revenues of $100.2 million and $100.2 million for the years ended December 31, 2003 and 2002, respectively. These facilities had pre-tax income (losses) of $(4.1) million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

Triad leases the operations of two acute care hospitals and three ambulatory surgery centers located in the Kansas City, Missouri area to HCA. The lease payments are approximately $18 million per year. HCA has an option to purchase the facilities for approximately $136 million. Triad signed a definitive agreement to sell these facilities to HCA in the first quarter of 2004. Triad closed under the definitive agreement in the first quarter of 2004. As of December 31, 2003, the carrying value of these assets was approximately $54 million. These facilities will be reclassified to discontinued operations in the first quarter of 2004.

In February 2004, Triad entered into a definitive agreement to sell its acute care hospital in Alice, Texas for approximately $18.0 million. Triad anticipates a closing under the definitive agreement in the second quarter of 2004. Triad anticipates that this facility will be reclassified to discontinued operations in the first quarter of 2004.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At December 31, 2003, the amounts subject to the guarantees were $19.9 million. Triad has $4.6 million reserved at December 31, 2003 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees were $2.8 million at December 31, 2003.

Recent Accounting Pronouncements

Triad adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), on January 1, 2003. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item shall be reclassified into income from continuing operations. The impact of adoption of SFAS 145 reduced income from continuing operations by $3.2 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on retirement of debt.

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

Triad adopted Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Triad’s adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. Triad adopted SFAS 149 on July 1, 2003. Triad’s adoption of SFAS 149 did not have a material impact on its results of operations or financial position.

Triad adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) on July 1, 2003. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. The adoption of SFAS 150 did not have a material impact on Triad’s results of operations or financial position. On November 7, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification of noncontrolling interests of limited-life subsidiaries. The deferral did not have a material impact on Triad’s results of operations or financial position.

Contingencies

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures in which Quorum owned a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments, and Triad has since been negotiating with the Appeals Division in an effort to resolve these matters. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

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

Triad is unable to predict the effect or outcome of the ongoing SEC investigation or qui tam actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interest and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

The extent to which Triad may or may not continue to be affected by the investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

Effects of Inflation and Changing Prices

Various Federal, state and local laws have been enacted that, in certain cases, limit Triad’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Medicare revenues were approximately 30.9% in 2003, 31.9% in 2002, and 31.9% in 2001.

Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. As a result of increasing regulatory and competitive pressures, Triad’s ability to maintain operating margins through price increases to non-Medicare patients is limited. Medicare prospective payments increased in 2003, 2002 and 2001 and management anticipates that the average rate of increase in Medicare prospective payments will be relatively consistent in 2004.

Health Care Reform

In recent years, an increasing number of legislative proposals have been introduced in or proposed by Congress and some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by a reduction in payments by government programs, including Medicare and Medicaid, to health care providers. Most recently, the MMA, which provides for a number of significant changes in the Medicare program, was signed into law on December 8, 2003. Triad is unable to predict whether any other proposals for health care reform will be adopted, and there can be no assurance that proposals adverse to the business of Triad will not be adopted.

In December 2000, CMS acting under HIPAA released final regulations which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. These regulations require healthcare providers to implement organization and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad entered into two interest rate swaps. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap was consummated. The interest rate swaps were entered into as cash flow hedges, which effectively converts a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. The interest rate swaps are with the same counterparty. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contracts.

Triad entered into an interest rate swap which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired on January 15, 2004. Triad paid a rate of 3.22% and received LIBOR, which was set at 1.15% at December 31, 2003. Triad entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 1.17% at December 31, 2003.

With respect to Triad’s interest-bearing liabilities, approximately $550.7 million of long-term debt at December 31, 2003 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,208.8 million at December 31, 2003 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is currently protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,817.4 million at December 31, 2003. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $4.5 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in Triad’s consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2003, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Triad has adopted a Conflicts of Interest Policy that applies to its board of directors and executive officers, including the chief executive officer, chief financial officer and controller. The Conflicts of Interest Policy supplements Triad’s Code of Conduct governing all employees and the board of directors. The Conflicts of Interest Policy and the Code of Conduct are available on Triad’s website at www.triadhospitals.com. In the event that Triad amends or waives any of the provisions of the Conflicts of Interest Policy or the Code of Conduct applicable to Triad’s chief executive officer, chief financial officer or controller, Triad intends to disclose such amendment or waiver on its website.

The remaining information required by this Item is set forth under the headings “Election of Directors”, “Executive Officers Who Are Not Directors”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy materials of Triad to be filed in connection with its 2004 Annual Meeting of Stockholders. The information required by this Item to be contained in such definitive proxy materials is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation of Directors” in the definitive proxy materials of Triad to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table summarizes Triad’s equity compensation plan information as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,989,171	$24.91	4,260,284
Equity compensation plans not approved by security holders	—	—	—

Total	9,989,171	$24.91	4,260,284

The remaining information required by this Item is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy materials of Triad to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth under the heading “Certain Transactions” in the definitive proxy materials of Triad to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Selection of Independent Auditors” in the definitive proxy materials of Triad to be filed in connection with its 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a)	Exhibits

Exhibit No.	Description

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

2.2	Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum Health Group, Inc. and Triad Hospitals, Inc. (the “Merger Agreement”), incorporated by reference from Triad Hospitals’ Current Report on Form 8-K dated October 18, 2000.

3.1	Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated by reference from Exhibit 3.1 to Triad Hospitals’ Post Effective Amendment No. 1 on Form S-8 to the Registration Statement Form S-4.

3.2	Bylaws of Triad Hospitals as amended February 18, 2000 incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Indenture (including form of 8¾% Senior Notes due 2009) dated as of April 27, 2001, among Triad, the guarantors named therein and Citibank N.A. as Trustee, incorporated herein by reference from Exhibit 4.1 to Triad’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.

4.2	Registration Rights Agreement dated as of April 27, 2001 among Triad, the guarantors named therein and the Initial Purchasers named therein, incorporated herein by reference from Exhibit 4.2 to Triad’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4.3	Indenture (including form of 7% Senior Subordinated Notes due 2013) dated as of November 12, 2003, between Triad Hospitals, Inc. and Citibank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 on Registration Statement Form S-4 dated February 4, 2004.

4.4	Registration Rights Agreement dated as of November 12, 2003 between Triad Hospitals, Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated and Banc of America Securities LLC as representatives of the Initial Purchasers named therein, incorporated by reference from Exhibit 4.3 on Registration Statement Form S-4 dated February 4, 2004.

10.1	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.2	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from

Exhibit 10.2 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.3	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.4	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.5 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.5	Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.6	Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended on May 29, 2001, incorporated by reference from Exhibit 10.4 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.

10.7	Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.8	Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.9	Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated by reference from Exhibit B to Triad Hospitals’ definitive Proxy Statement on Schedule 14A of Triad’s annual meeting held on May 29, 2001.

10.10	Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001.

10.11	Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2001.

10.12	Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2001.

10.13	Amendment No. 3 dated as of February 7, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A., incorporated herein by reference from Exhibit 10.21 on Form 10-K for the year ended December 31, 2001.

10.14	Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002.

10.15	Amendment No. 5 dated as of September 25, 2003 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended September 30, 2003.

10.16	Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum’s definitive Proxy Statement on Schedule 14A for Quorum’s annual meeting held on November 10, 1997.

10.17	Employment Agreement between Triad Hospitals, Inc. and James D. Shelton, effective September 1, 2003, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended September 30, 2003.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of the Subsidiaries of Triad Hospitals.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

Exhibits Available Upon Request

The following instruments defining the rights of holders of certain long-term debt of Triad have not been filed with the Commission but will be furnished upon request:

Indenture (including form of 11% Senior Subordinated Notes due 2009) dated May 11, 1999, between Healthtrust and Citibank, N.A. as Trustee, as supplemented as of November 5, 2003, and the related assumption agreements.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003:

On October 14, 2003, Triad reported that it had issued a press release announcing expectations relating to its third quarter financial results.

On October 27, 2003, Triad reported that it had issued a press release announcing its commencement of a tender offer and consent solicitation to its $325.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2009.

On October 27, 2003, Triad reported that it had issued a press release announcing its third quarter earnings.

On November 5, 2003, Triad reported that it had issued press releases announcing that it intends to offer a private placement of at least $450 million aggregate principal amount of Senior Subordinated Notes due 2013 and that it had received the requisite tenders and consents from holders of its 11% Senior Subordinated Notes due 2009 to amend the indenture governing such notes.

On November 12, 2003, Triad reported that it had issued press releases announcing the pricing and increase in size of its private placement of Senior Subordinated Notes due 2013 and it had closed on the sale of $600 million aggregate principal amount of 7% Senior Subordinated Notes due 2013 and had repurchased approximately 99% of the $325 million outstanding principal amount of its 11% Senior Subordinated Notes due 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By:	/s/ JAMES D. SHELTON

James D. Shelton Chairman, President and Chief Executive Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. SHELTON James D. Shelton	Chairman of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 12, 2004

/s/ MICHAEL J. PARSONS Michael J. Parsons	Executive Vice President and Chief Operating Officer; Director	March 12, 2004

/s/ BURKE W. WHITMAN Burke W. Whitman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 12, 2004

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	March 12, 2004

/s/ DALE V. KESLER Dale V. Kesler	Director	March 12, 2004

/s/ THOMAS G. LOEFFLER, ESQ. Thomas G. Loeffler, Esq.	Director	March 12, 2004

/s/ UWE E. REINHARDT, PH.D Uwe E. Reinhardt, Ph.D	Director	March 12, 2004

/s/ MARVIN T. RUNYON Marvin T. Runyon	Director	March 12, 2004

/s/ GALE E. SAYERS Gale E. Sayers	Director	March 12, 2004

/s/ DONALD B. HALVERSTADT, M.D. Donald B. Halverstadt, M.D.	Director	March 12, 2004

/s/ BARBARA A. DURAND, ED.D. Barbara A. Durand, Ed.D.	Director	March 12, 2004

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 12, 2004

TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of management of Triad Hospitals, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in NOTE 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 28, 2004

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in millions, except per share amounts)

	2003	2002	2001
Revenues	$3,865.9	$3,440.9	$2,579.1

Salaries and benefits	1,577.1	1,442.2	1,087.2
Reimbursable expenses	51.6	54.7	39.0
Supplies	604.4	530.8	395.8
Other operating expenses	717.1	624.3	480.6
Provision for doubtful accounts	397.2	266.9	233.1
Depreciation	170.5	157.9	131.2
Amortization	5.9	6.0	35.4
Interest expense, net of capitalized interest of $1.8, $4.6 and $4.6 for the years ended December 31, 2003, 2002, and 2001, respectively	133.8	136.6	127.6
Interest income	(2.7)	(1.7)	(1.6)
Refinancing transaction costs	39.9	—	5.2
ESOP expense	8.5	10.8	9.3
Litigation settlements	—	(10.4)	—
Gain on sales of assets	(1.4)	(4.5)	(23.1)
Impairments of long-lived assets	16.3	—	23.1

	3,718.2	3,213.6	2,542.8

Income from continuing operations before minority interests, equity in earnings and income tax provision	147.7	227.3	36.3
Minority interests in earnings of consolidated entities	(8.1)	(14.8)	(7.2)
Equity in earnings of affiliates	25.4	21.7	14.5

Income from continuing operations before income tax provision	165.0	234.2	43.6
Income tax provision	(65.6)	(93.6)	(40.5)

Income from continuing operations	99.4	140.6	3.1
Income (loss) from discontinued operations, net of tax	(4.2)	0.9	(0.3)

Net income	$95.2	$141.5	$2.8

Income (loss) per common share:
Basic:
Continuing operations	$1.35	$1.96	$0.05
Discontinued operations	(0.06)	0.01	(0.01)

Net income	$1.29	$1.97	$0.04

Diluted:
Continuing operations.	$1.32	$1.88	$0.05
Discontinued operations	(0.06)	0.01	—

Net income	$1.26	$1.89	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in millions)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$15.2	$68.3
Accounts receivable, less allowances for doubtful accounts of $257.4 and $170.6 at December 31, 2003 and 2002, respectively	607.0	495.8
Inventories	111.7	92.4
Deferred income taxes	36.5	62.3
Prepaid expenses	43.4	36.5
Discontinued operations assets	51.4	58.4
Other	62.0	72.5

	927.2	886.2
Property and equipment, at cost:
Land	177.0	166.8
Buildings and improvements	1,503.1	1,310.3
Equipment	1,239.7	1,119.4
Construction in progress (estimated cost to complete and equip after December 31, 2003- $394.1 million)	145.2	79.6

	3,065.0	2,676.1
Accumulated depreciation	(896.4)	(757.0)

	2,168.6	1,919.1
Goodwill	1,253.1	1,218.4
Intangible assets, net of accumulated amortization	71.5	72.0
Investment in and advances to affiliates	191.1	179.7
Other	123.9	106.2

Total assets	$4,735.4	$4,381.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153.8	$129.9
Accrued salaries	123.8	104.1
Current portion of long-term debt	74.5	72.8
Discontinued operations liabilities	9.2	8.8
Other current liabilities	145.8	130.1

	507.1	445.7
Long-term debt	1,685.0	1,618.4
Other liabilities	118.1	86.6
Deferred taxes	174.7	151.1
Minority interests in equity of consolidated entities	174.2	125.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 75,633,354 and 74,937,635 shares issued and outstanding at December 31, 2003 and 2002, respectively	0.8	0.7
Additional paid-in capital	1,904.6	1,883.5
Unearned ESOP compensation	(17.2)	(20.7)
Accumulated other comprehensive loss	(2.1)	(4.0)
Accumulated earnings	190.2	95.0

Total stockholders’ equity	2,076.3	1,954.5

Total liabilities and stockholders’ equity	$4,735.4	$4,381.6

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation and Stockholder Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2001	34,783,816	$0.4	$659.3	$(36.7)	$—	$(49.3)	$573.7
Issuance of common stock under employee plans	244,252	—	5.4	—	—	—	5.4
Stock options exercised	1,388,288	—	21.6	—	—	—	21.6
Income tax benefit from stock options exercised	—	—	11.8	—	—	—	11.8
Issuance of common stock for Quorum acquisition	35,786,380	0.3	1,069.2	—	—	—	1,069.5
Fair value of converted options	—	—	31.4	—	—	—	31.4
ESOP compensation earned	—	—	5.9	3.4	—	—	9.3
Stock compensation expense	—	—	5.6	—	—	—	5.6
Repayment of Executive Stock Purchase Plan loan	—	—	—	0.4	—	—	0.4
Net income	—	—	—	—	—	2.8	2.8

Balance December 31, 2001	72,202,736	0.7	1,810.2	(32.9)	—	(46.5)	1,731.5
Net income	—	—	—	—	—	141.5	141.5
Net change in fair value of interest rate swaps, net of income tax benefit of $2.4 million	—	—	—	—	(4.0)	—	(4.0)

Comprehensive income	—	—	—	—	—	—	137.5

Issuance of common stock under employee plans	371,700	—	9.1	—	—	—	9.1
Stock options exercised	2,363,199	—	33.3	—	—	—	33.3
Income tax benefit from stock options exercised	—	—	21.8	—	—	—	21.8
ESOP compensation earned	—	—	7.3	3.5	—	—	10.8
Stock compensation expense	—	—	0.4	—	—	—	0.4
Repayment of Executive Stock Purchase Plan loans	—	—	1.4	8.7	—	—	10.1

Balance at December 31, 2002	74,937,635	0.7	1,883.5	(20.7)	(4.0)	95.0	1,954.5
Net income	—	—	—	—	—	95.2	95.2
Net change in fair value of interest rate swaps, net of income tax provision of $1.1 million	—	—	—	—	1.9	—	1.9

Comprehensive income	—	—	—	—	—	—	97.1

Issuance of common stock under employee plans	455,713	0.1	10.0	—	—	—	10.1
Stock options exercised	240,006	—	4.7	—	—	—	4.7
Income tax benefit from stock options exercised	—	—	1.0	—	—	—	1.0
ESOP compensation earned	—	—	5.0	3.5	—	—	8.5
Stock compensation expense	—	—	0.4	—	—	—	0.4

Balance at December 31, 2003	75,633,354	$0.8	$1,904.6	$(17.2)	$(2.1)	$190.2	$2,076.3

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in millions)

	2003	2002	2001
Cash flows from operating activities:
Net income	$95.2	$141.5	$2.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	4.2	(0.9)	0.3
Provision for doubtful accounts	397.2	266.9	233.1
Depreciation and amortization	176.4	163.9	166.6
ESOP expense	8.5	10.8	9.3
Minority interests	8.1	14.8	7.2
Equity in earnings of affiliates	(25.4)	(21.7)	(14.5)
Gain on sales of assets	(1.4)	(4.5)	(23.1)
Deferred income tax provision	48.3	83.7	37.6
Impairment of long-lived assets	16.3	—	23.1
Non-cash interest expense	9.4	9.0	10.3
Refinancing transaction costs	39.9	—	5.2
Non-cash stock option expense	0.4	0.4	5.6
Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
Accounts receivable	(463.9)	(326.8)	(186.4)
Inventories and other assets	(19.5)	(23.1)	13.3
Accounts payable and other current liabilities	43.9	18.2	25.0
Other	26.2	26.1	2.9

Net cash provided by operating activities	363.8	358.3	318.3

Cash flows from investing activities:
Purchases of property and equipment	(281.1)	(296.6)	(200.6)
Distributions and advances from affiliates	14.7	31.7	17.7
Proceeds received on sales of assets	13.1	6.8	127.8
Acquisitions, net of cash acquired of $1.4 million and $(8.3) million for the years ended December 31, 2003 and 2001, respectively	(185.3)	(10.1)	(1,386.6)
Restricted cash	—	5.7	(5.7)
Other	2.1	0.7	(5.7)

Net cash used in investing activities	(436.5)	(261.8)	(1,453.1)

Cash flows from financing activities:
Payments of long-term debt	(539.5)	(83.8)	(581.6)
Proceeds from long-term debt	600.3	—	1,752.7
Payment of debt issue costs	(15.3)	(1.5)	(45.8)
Payment of refinancing transaction costs	(33.1)	—	—
Proceeds from issuance of common stock	14.8	42.4	27.0
Proceeds from executive stock purchase plan loans	—	10.1	—
Distributions to minority partners, net	(7.6)	(11.7)	(7.9)

Net cash provided by (used in) financing activities	19.6	(44.5)	1,144.4

Change in cash and cash equivalents	(53.1)	52.0	9.6
Cash and cash equivalents at beginning of period	68.3	16.3	6.7

Cash and cash equivalents at end of period	$15.2	$68.3	$16.3

Cash paid for:
Interest	$125.0	$132.2	$112.9
Income taxes, net of refunds	$11.4	$12.5	$5.0

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Reporting Entity

Triad Hospitals, Inc. (“Triad”) is a holding company whose affiliates currently own 56 general, acute care hospitals and 16 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, California, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes, two hospitals under construction, two hospitals that are leased to third parties and one hospital designated as held for sale. One hospital Triad owned as of December 31, 2003 was subsequently sold and is not included in the facility count and was included in discontinued operations. Three hospitals included in the facility count were designated as held for sale subsequent to December 31, 2003. Triad is also a minority investor in three joint ventures that own seven general, acute care hospitals in Georgia and Nevada.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenues are recognized when services are performed and documented at estimated net amounts due from patients, third-party payers and others for health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated settlements resulted in increases

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

to revenues of $20.3 million, $8.5 million and $5.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. The estimated net cost report settlements as of December 31, 2003 and 2002 were a receivable of approximately $13.5 million and a liability of approximately $9.3 million, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets.

HCA Inc. (“HCA”) was the subject of governmental investigations and litigation relating to certain business practices of HCA and subsidiaries, including subsidiaries that, prior to the spin-off of Triad from HCA, owned facilities now owned by Triad. Review of previously submitted annual cost reports and the cost report process were areas included in the governmental investigations. These investigations were concluded through a series of agreements executed in 2000 and 2003 (see NOTE 18). In connection with the spin-off from HCA (see NOTE 17), HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the spin-off. Triad was responsible for the filing of these cost reports and any terminating cost reports. As discussed above, HCA finalized a settlement agreement in 2003 with the government relating to cost report periods ending before August 1, 2001 which included the indemnified cost reports. The receivable from HCA and the related cost report liabilities of $23.2 million were reversed during 2003. Triad had recorded a net receivable from HCA relating to the indemnification of $23.7 million as of December 31, 2002.

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

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. The largest concentration of Triad’s patient accounts receivable is in patient responsibility accounts. These include both amounts due from uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. To improve upfront collections, Triad endeavors to collect the patient responsibility portion of amounts due at or prior to the scheduled admission or procedure. Approximately 39% and 38% of Triad’s accounts receivable at December 31, 2003 and 2002, respectively, were patient responsibility accounts. Triad is subject to significant credit risk if these payers’ ability to pay deteriorates.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

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

During 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. Therefore, Triad recorded a $63.9 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables. The increase in the allowance for doubtful accounts decreased net income by $39.9 million. For 2003, the increase in the allowance for doubtful accounts decreased basic income per share by $0.54 cents and diluted income per share by $0.53 cents. During 2003, uninsured receivables have increased approximately $60.1 million. Triad believes that a weak job market and rising health care costs have led to the growth in uninsured patients and an increase in insurance co-payments and deductibles. Triad believes the increase in its allowance for doubtful accounts is reasonable given current business trends and economic conditions.

Over half of Triad’s facilities are located in the states of Alabama, Arkansas, Indiana, and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular payer or geographic area that would subject it to any significant credit risks in the collection of its accounts receivable.

Inventories

Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Physician Income Guarantees

Triad has entered into physician recruiting agreements whereby Triad supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreement, the physician is required to stay in the community a period of time after the payments have ended, typically three years. Triad records the payments to the physician as an other asset and amortizes the asset over the remaining period of the agreement. As of December 31, 2003 and 2002, the unamortized portion of physician income guarantees was $45.3 million and $34.7 million, respectively.

Property, Equipment, and Other Amortizable Intangible Assets

Property and equipment are stated at the lower of cost or market. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

Depreciation expense, computed using the straight-line method, was $170.5 million, $157.9 million and $131.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

Other amortizable intangible assets are comprised of acquired management contracts which are amortized using the straight-line method over a period of 15 years, acquired employment contracts which are amortized using the straight-line method over a period of two years and non-compete agreements which are amortized based on the terms of the respective contracts.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Triad evaluates the carrying value of its property, equipment and amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other amortizable intangible assets might be impaired, Triad prepares projections of the probability weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If market conditions become less favorable than those projected by management, impairments may be required.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill is the excess of the purchase price in an acquisition over the fair value of identifiable assets acquired. Triad accounts for goodwill and other non-amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually during the fourth quarter, or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. Triad determines the fair value of the reporting units using discounted future cash flows. If the fair value of the reporting unit is less than the carrying value, an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of impairment would be the difference between the carrying amount of the goodwill and the fair value of goodwill. No impairment charges were recorded during the years ended December 31, 2003 and 2002 under the provisions of SFAS 142.

Prior to the adoption of SFAS 142 on January 1, 2002, goodwill was amortized using the straight-line method, generally over periods ranging from 30-40 years for hospital acquisitions and periods ranging from 5-20 years for physician practice and clinic acquisitions.

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

General and Professional Liability Risks

Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

coverage in effect. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad obtained insurance coverage on a claims incurred basis from HCA’s wholly owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. The cost of general and professional liability coverage is based on insurance premiums paid and actuarially determined estimates for deductibles. The cost for the years ended December 31, 2003, 2002, and 2001 was approximately $88.0 million, $71.3 million and $41.7 million, respectively. Estimated liabilities for general and professional liability risks are actuarially determined and discounted using an interest rate of 6%. The estimated liability was $99.6 million and $71.1 million at December 31, 2003 and 2002, respectively.

For periods after the spin-off, Triad instituted its own self-insured programs for workers’ compensation and health insurance. Prior to the spin-off, Triad participated in self-insured programs for workers’ compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers’ compensation and health claims incurred prior to the spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Estimated liabilities for workers compensation were $15.4 million and $13.6 million at December 31, 2003 and 2002, respectively. Estimated liabilities for health claim liability risk were $15.6 million and $14.9 million at December 31, 2003 and 2002, respectively.

There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases and anticipated volume of services provided and discount rates for future cash flows. Ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates could result in adjustments to the liability.

Reimbursable Expenses

Triad’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”) recognizes revenue based on a contractually determined rate as services are performed, plus direct costs associated with the contract. The direct costs relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. The salaries and benefits of these employees are legal obligations of and are paid by QHR, and are reimbursed by the managed hospitals. The direct costs are recorded as revenues and reimbursable expenses in the consolidated statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt was determined by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

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

Business Combinations

Triad accounts for acquisitions under Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting, whereby all assets acquired, including identifiable intangibles and goodwill, and liabilities assumed are recorded at fair value. Results of operations for entities acquired are included in the consolidated results of operations beginning on the date of acquisition.

Discontinued Operations

Triad accounts for discontinued operations under SFAS 144. SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.

Stock-Based Compensation

Triad follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). As of December 31, 2003 Triad has two stock-based compensation plans, which are described more fully in NOTE 13. Triad accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. On April 28, 2000, Triad granted 900,056 stock options with an exercise price of $17.07, which was the market price of the common stock on the effective date of grant, contingent on shareholder approval of an amendment to the 1999 Long-Term Incentive Plan increasing the number of shares available. Shareholder approval was granted on May 23, 2000. Compensation expense was recognized based on the difference between the market price of the common stock on the date the shareholder approval and the market price of the common stock on the date of grant amortized over the vesting period. Triad also has a Management Stock Purchase Plan (“MSPP”), which provides certain members of management an opportunity to purchase restricted shares of common stock at a discount through payroll deductions over six month intervals. These restrictions lapse three years after the date of purchase. Stock-based compensation of $0.2 million, $0.2 million and $3.6 million was recognized in the years ended December 31, 2003, 2002 and 2001, respectively, using the intrinsic value of the options. Triad has granted stock options to non-employees. Stock-based compensation of $0.2 million, $0.2 million and $2.0 million was recognized for the years ended December 31, 2003, 2002 and 2001, respectively, using the fair value of the options on the date of grant. Non-cash option expense was accelerated during the year ended December 31, 2001 due to the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad on April 27, 2001 (see NOTE 13). The following table illustrates the effect on income from continuing operations, net income and earnings per share if Triad had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation, net of tax effect (dollars in millions except per share amounts).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

	For the years ended December 31,
	2003	2002	2001
Income from continuing operations, as reported	$99.4	$140.6	$3.1
Add: Stock option expense recorded	0.3	0.1	2.1
Less: Fair value stock option expense	(17.8)	(17.4)	(20.2)

Pro forma	$81.9	$123.3	$(15.0)

Net income, as reported	$95.2	$141.5	$2.8
Add: Stock option expense recorded	0.3	0.1	2.1
Less: Fair value stock option expense	(17.8)	(17.4)	(20.2)

Pro forma	$77.7	$124.2	$(15.3)

Basic income (loss) per share
Income from continuing operations, as reported	$1.35	$1.96	$0.05
Add: Stock option expense recorded	—	—	0.04
Less: Fair value stock option expense	(0.24)	(0.24)	(0.35)

Pro forma	$1.11	$1.72	$(0.26)

Net income, as reported	$1.29	$1.97	$0.04
Add: Stock option expense recorded	—	—	0.04
Less: Fair value stock option expense	(0.24)	(0.24)	(0.35)

Pro forma	$1.05	$1.73	$(0.27)

Diluted income (loss) per share
Income from continuing operations, as reported	$1.32	$1.88	$0.05
Add: Stock option expense recorded	—	—	0.04
Less: Fair value stock option expense	(0.23)	(0.20)	(0.35)

Pro forma	$1.09	$1.68	$(0.26)

Net income, as reported	$1.26	$1.89	$0.05
Add: Stock option expense recorded	—	—	0.04
Less: Fair value stock option expense	(0.23)	(0.20)	(0.34)

Pro forma	$1.03	$1.69	$(0.25)

The fair values of stock options granted used to compute pro forma income (loss) disclosures were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the years ended December 31:

	2003	2002	2001
Risk free interest rate	2.70%	4.09%	4.86%
Expected life	5 years	5 years	5 years
Expected volatility	38.1%	54.9%	58.9%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

Triad adopted Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses From Extinguishment of Debt”. SFAS 145 requires any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that do not meet the criteria in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for classification as an extraordinary item shall be reclassified into income from continuing operations. The impact of adoption of SFAS 145 reduced income from continuing operations by $3.2 million for the year ended December 31, 2001 through the reclassification of the extraordinary loss on retirement of debt (see NOTE 9).

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

Triad adopted Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on January 1, 2003. FIN 45 states that the fair value of certain guarantee obligations be recorded at the inception of the guarantee and clarifies disclosures required for guarantee obligations. The initial recognition provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Triad’s adoption of FIN 45 did not have a material impact on its results of operations or financial position.

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

Triad adopted Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) on July 1, 2003. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. The adoption of SFAS 150 did not have a material impact on Triad’s results of operations or financial position. On November 7, 2003, the Financial Accounting Standards Board voted to defer for an indefinite period the application of SFAS 150 to classification of noncontrolling interests of limited-life subsidiaries. The deferral did not have a material impact on Triad’s results of operations or financial position.

NOTE 2—ACQUISITIONS

On December 1, 2003, Triad completed the acquisition of four hospitals in Arkansas from subsidiaries of Tenet Healthcare Corporation for a purchase price of $142 million in cash and $2.5 million of transaction costs less the assumption of $2.2 million of net current liabilities.

On December 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Palmer, Alaska. Triad is the majority partner owning approximately 76% of the venture with the not-for-profit owning the remainder. Triad contributed $25 million (including $23.5 million in cash) to the venture and the not-for-profit partner contributed its

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS (continued)

current facility to the venture. The venture intends to construct a replacement facility that is expected to cost approximately $88 million.

On December 1, 2003, Triad entered into a lease for the real property and operations of an acute care hospital in Woodward, Oklahoma. Triad also acquired the net working capital and equipment for approximately $5.5 million in cash and a $1.1 million note. The note is payable over seven years at an interest rate of 5%.

On October 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Springfield, Oregon. Triad owns 80% of the venture. Triad contributed $20 million (including $13 million in cash) to the venture and the not-for-profit partner contributed its current facility to the venture. The venture intends to construct a replacement facility for approximately $85 million.

The purchase prices of these entities were allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained preliminary independent appraisals on certain entities of acquired property and equipment and identifiable intangible assets and their remaining useful lives and made estimates of fair values based upon historical experience for other entities. Triad continues to review and evaluate the fair value of these assets and liabilities assumed. Therefore, the allocations of the purchase prices are subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary estimated fair values of the assets acquired and liabilities assumed relating to the acquisitions are summarized below (in millions):

Current assets	$39.2
Property and equipment	163.5
Goodwill	37.1
Intangible assets	5.9
Other assets	5.8
Current liabilities	(17.4)
Minority interests	(48.9)
Long-term debt	(0.1)

$185.1

Acquired intangible assets totaled $5.9 million, of this amount $4.7 million was assigned to trade names that are not subject to amortization and $1.2 million was assigned to medical group employment contracts that will be amortized over two years.

The acquired goodwill totaling $37.1 million was assigned to the owned operations segment, of which approximately $23.7 million is expected to be deductible for tax purposes.

The following unaudited pro forma data summarizes the results of operations of the periods indicated as if the acquisitions discussed previously had been completed as of the beginning of the periods presented. The pro forma results of operations gives effect to actual operating results prior to the acquisition. The pro forma results do not purport to be indicative of the results that would have actually be obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in millions, except per share data).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS (continued)

	2003	2002
Revenues	$4,241.3	$3,875.2
Income from continuing operations	$98.9	$164.6
Net income	$94.6	$165.5

Basic income per share
Income from continuing operations	$1.35	$2.30
Net income	$1.29	$2.31

Diluted income per share
Income from continuing operations	$1.31	$2.19
Net income	$1.25	$2.21

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The goodwill allocated to Triad’s reportable segments is as follows (in millions):

	Owned Operations	Management Services	Corporate and Other	Total
Balance as of January 1, 2003	$1,139.7	$58.8	$19.9	$1,218.4
Goodwill acquired	37.2	—	—	37.2
Goodwill written off related to sales	(2.5)	—	—	(2.5)

Balance as of December 31, 2003	$1,174.4	$58.8	$19.9	$1,253.1

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $5.9 million, $6.0 million and $4.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Estimated amortization expense relating to these intangible assets over the next five years are as follows (in millions):

2004	$6.0
2005	$6.0
2006	$5.4
2007	$5.4
2008	$5.3

The gross carrying amount and accumulated amortization of amortizable intangible assets at December 31, 2003 and 2002 are as follows (in millions):

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	$79.0	$(14.0)	$79.0	$(8.8)
Other	2.3	(0.5)	3.5	(1.7)

Total	$81.3	$(14.5)	$82.5	$(10.5)

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (continued)

At December 31, 2003 the carrying amount of intangible assets assigned to trade names that are not subject to amortization is $4.7 million.

As required by SFAS 142, results of operations for the year ended December 31, 2001 have not been restated for the change in goodwill amortization. The following table sets forth the effect on income from continuing operations, net income and earnings per share excluding goodwill amortization which was recognized in the year ended December 31, 2001 (dollars in millions, except per share amounts).

	For the Years Ended December 31,
	2003	2002	2001
Income from continuing operations, as reported	$99.4	$140.6	$3.1
Add back goodwill amortization, net of income tax	—	—	29.7

Adjusted income from continuing operations	99.4	140.6	32.8
Income (loss) from discontinued operations	(4.2)	0.9	(0.3)

Adjusted net income	$95.2	$141.5	$32.5

Income (loss) per share
Basic
Income from continuing operations, as reported	$1.35	$1.96	$0.05
Goodwill amortization, net of income tax	—	—	0.51

Adjusted income from continuing operations	1.35	1.96	0.56
Income (loss) from discontinued operations	(0.06)	0.01	(0.01)

Adjusted net income	$1.29	$1.97	$0.55

Diluted
Income from continuing operations, as reported	$1.32	$1.88	$0.05
Goodwill amortization, net of income tax	—	—	0.49

Adjusted income from continuing operations	1.32	1.88	0.54
Income (loss) from discontinued operations	(0.06)	0.01	—

Adjusted net income	$1.26	$1.89	$0.54

NOTE 4—DISCONTINUED OPERATIONS

On December 11, 2003, Triad disposed of its interest in Cambio Health Solutions, LLC (“Cambio”), a subsidiary of QHR. The proceeds consisted of $2.0 million in cash, less approximately $0.7 million for working capital, a $3.0 million note and an estimated $1.5 million earn out over the next three years. A gain from the disposition of $1.7 million was recognized in the fourth quarter of 2003, which included a $3.0 million settlement relating to the value of a minority shareholder’s interest. Management determined that disposing of its interest in Cambio would be the best strategic fit for the organization due to Cambio’s focus on short-term engagements, QHR’s focus on long term relationships, and Triad’s strategy of partnering with not-for-profit hospitals. Cambio was a component of the management services segment.

In December 2003, Triad entered into a definitive agreement to sell El Dorado Hospital, in Tucson, Arizona for approximately $33.2 million plus working capital. Triad closed under the definitive agreement in January 2004. Triad recorded a $2.2 million impairment charge in the fourth quarter of 2003 to adjust the carrying value of the assets to the selling price. The sale of El Dorado Hospital, which is in the northeast Tucson area, will allow

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—DISCONTINUED OPERATIONS (continued)

management to focus on strategic opportunities in the rapidly growing northwest Tucson area. El Dorado Hospital was a component of the owned operations segment.

In December 2003, Triad entered into a letter of intent to sell its acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. A definitive agreement was executed in February 2004. Triad anticipates closing under the definitive agreement in the second quarter of 2004. Triad anticipates recording a deferred gain on the sale of the facility. The gain would be recognized ratably as the note payments are received. Management determined that the financial performance of this facility did not warrant the capital expenditures necessary to upgrade the facility. The facility is a component of the owned operations segment.

The assets and liabilities of these entities are presented in the consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	2003	2002
Assets
Accounts receivable, net	$13.2	$11.6
Inventories	2.8	3.1
Other current assets	2.0	2.0
Property and equipment, net	32.6	36.6
Goodwill	0.6	5.1
Other assets	0.2	—

Total discontinued operations assets	$51.4	$58.4

Liabilities
Accounts payable	$3.5	$2.6
Accrued salaries	2.5	3.5
Current portion long-term debt	0.3	0.3
Other current liabilities	2.6	1.9
Long-term debt	0.3	0.5

Total discontinued operations liabilities	$9.2	$8.8

Revenues and income (loss) for the entities are included in the consolidated statements of operations as “Income (loss) from discontinued operations, net of tax”. The amounts as of December 31 were as follows:

	2003	2002	2001
Revenues	$100.2	$100.2	$90.4
Pretax income (loss) from operations	(3.6)	1.5	(0.3)
Income tax (provision) benefit	1.3	(0.6)	—

	(2.3)	0.9	(0.3)
Impairment charge, net of tax benefit of $0.0 million	(2.2)	—	—
Gain on disposal, net of tax provision of $1.4 million	0.3	—	—

	$(4.2)	$0.9	$(0.3)

NOTE 5—SALES AND CLOSURES

On November 1, 2001, Triad sold an acute care hospital in Phoenix, Arizona for $55.3 million, including working capital. A gain of $22.0 million was recorded in the year ended December 31, 2001. This facility had

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—SALES AND CLOSURES (continued)

revenues of $58.3 million for the year ended December 31, 2001. This facility had pre-tax income of $0.3 million for the year ended December 31, 2001.

Triad closed its acute care hospital in San Diego, California on November 30, 2000. On June 29, 2001, Triad sold the remaining assets of this facility for a net sales price of $6.6 million and recognized a minimal gain on the sale.

In February 2000, Triad closed its acute care hospital in Roseburg, Oregon. The remaining assets of this facility were sold in September 2002 for $2.4 million. A minimal loss on the sale was recorded in 2002.

NOTE 6—INCOME TAXES

The income tax provision for the years ended December 31, 2003, 2002 and 2001 consists of the following (dollars in millions):

	2003	2002	2001
Current:
Federal	$(13.0)	$—	$(0.2)
State	(4.3)	(9.9)	(2.7)
Deferred:
Federal	(43.3)	(81.9)	(36.5)
State	(5.0)	(1.8)	(1.1)

	$(65.6)	$(93.6)	$(40.5)

Triad also had tax (provision) benefit from discontinued operations of $(0.1) million and $0.6 million in the years ended December 31, 2003 and 2002. The tax impact from discontinued operations for the year ended December 31, 2001 was insignificant.

A reconciliation of the federal statutory rate to the effective income tax rate from operations follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	3.3	2.5
Coordinating adjustments	—	—	11.0
Non-deductible goodwill amortization/write-off	0.5	—	22.6
Non-deductible impairment charges	—	—	15.3
Non-deductible ESOP expense	1.2	1.2	5.2
Other items, net	0.6	0.5	1.4

Effective income tax rate	39.8%	40.0%	93.0%

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES (continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2003		2002
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$140.9	$—	$118.8
Accounts and other receivables	19.1	—	37.1	—
Net operating loss carryforwards	13.2	—	19.3	—
Professional liability risks	47.7	—	16.1	—
Compensation reserves	25.3	—	25.6	—
Amortization and intangible asset basis differences	—	92.5	—	49.1
Investment basis difference	—	7.1	—	5.5
Other	—	2.0	—	12.5

	105.3	242.5	98.1	185.9
Valuation allowances	(1.0)	—	(1.0)	—

	$104.3	$242.5	$97.1	$185.9

As part of the spin-off, HCA and Triad entered into a tax sharing and indemnification agreement (see NOTE 17). The tax sharing and indemnification agreement will not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of Triad except to the extent that the temporary differences giving rise to such deferred tax assets and liabilities as of the spin-off are adjusted as a result of final tax settlements after the spin-off. In the event of such adjustments, the tax sharing and indemnification agreement will provide for certain payments between HCA and Triad as appropriate.

Deferred income taxes of $36.5 million and $62.3 million at December 31, 2003 and 2002, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $174.7 million and $151.1 million at December 31, 2003 and 2002, respectively. Current and noncurrent deferred taxes totaled $138.2 million and $88.8 million net deferred tax liability at December 31, 2003 and 2002, respectively.

At December 31, 2003, state net operating loss carryforwards (expiring in years 2004 through 2023) available to offset future taxable income approximated $466.4 million. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2003 and 2002.

NOTE 7—IMPAIRMENT OF LONG-LIVED ASSETS

In February 2004, Triad entered into a definitive agreement to sell the assets of its hospital in Alice, Texas for approximately $18 million. This was the scenario used in the impairment evaluation as the probability weighted cash flows for this facility as of December 31, 2003. An impairment of $16.3 million was recorded in the year ended December 31, 2003 to reduce the book value of this facility’s assets to its estimated sales price. This facility is in the owned operations segment. Revenues for this facility were $38.9 million, $35.7 million and $37.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. This facility had pre-tax losses of $8.7 million, $8.8 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Triad anticipates that this facility will be reclassified to discontinued operations in the first quarter of 2004.

Through December 31, 2001, Triad followed the provisions of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS 121”), which addressed accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provided guidance for recognizing and measuring impairment losses. SFAS 121 was superceded by SFAS 144 on January 1, 2002. The

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—IMPAIRMENT OF LONG-LIVED ASSETS (continued)

statement required that the carrying amount of impaired assets be reduced to fair value. All impairments relate to the owned operations segment.

During the year ended December 31, 2001, Triad recorded impairment losses of $21.2 million related to one hospital facility where the recorded intangible asset values were not deemed recoverable based upon operating results, trends and projected future cash flows.

During the year ended December 31, 2001, Triad recorded further impairment losses of $1.9 million on one hospital facility, which was closed in February 2000. The facility’s carrying value of $4.7 million was reduced to fair value based on estimated selling value. This facility was sold during the year ended December 31, 2002 (see NOTE 5).

NOTE 8—INVESTMENTS

Triad owns equity interests of 27.5% in Valley Health System LLC and 26.1% in Summerlin Hospital Medical Center LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. Triad owns an equity interest of 38.0% in Macon Healthcare LLC. HCA has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, LLC with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized financial information of these entities is as follows (in millions):

Balance Sheet	December 31,
	2003	2002
Current assets	$157.3	$156.2
Non-current assets	518.6	449.8

	$675.9	$606.0

Current liabilities	$53.0	$55.1
Non-current liabilities	2.7	2.9
Members’ equity	620.2	548.0

	$675.9	$606.0

Income Statement	For the years ended December 31,
	2003	2002	2001
Revenues	$784.8	$733.2	$666.4

Net income	$71.9	$63.0	$66.8

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT

Components of long-term debt at December 31 (in millions):

	Carrying Amount		Fair Value
	2003	2002	2003	2002
Revolving Credit Line	$—	$—	$—	$—
Tranche A term loan	126.6	225.0	126.6	225.0
Tranche B term loan	424.1	542.5	424.1	542.5
8¾% Senior Notes	600.0	600.0	650.3	639.8
7% Senior Subordinated Notes	600.0	—	606.8	—
11% Senior Subordinated Notes	4.2	318.8	4.4	356.3
Other	4.6	4.9	5.2	5.4

	1,759.5	1,691.2	$1,817.4	$1,769.0

Less current portion	74.5	72.8

	$1,685.0	$1,618.4

On October 27, 2003, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $325.0 million aggregate principal amount of 11% senior subordinated notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On November 12, 2003, Triad purchased approximately $320.8 million of the 11% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $32.8 million on its 11% notes and effectuated the amendments to the 11% notes indenture. The tender offer expired on November 24, 2003. Approximately $4.2 million of Triad’s 11% senior subordinated notes due 2009 were not tendered prior to the expiration date and remain outstanding. Triad recorded a charge to earnings in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-offs of unamortized discount and deferred loan costs of approximately $39.9 million.

On November 12, 2003, Triad issued $600.0 million of senior subordinated notes bearing interest at 7% with principal amounts due in 2013. The 7% notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. The notes are not guaranteed by Triad’s operating subsidiaries. Triad incurred approximately $15.3 million in debt issue costs related to the issuance of the notes, which will be amortized over the period the notes are outstanding. Triad used a portion of the proceeds of the notes to pay for the tender of the 11% notes, the issue costs of the 7% notes and to repay an aggregate principal amount of $150 million of Tranche A and Tranche B term loans. The remaining proceeds were used for general corporate purposes including the acquisitions discussed in NOTE 2.

The Tranche A term loan presently bears interest at LIBOR plus 2.0% (3.14% at December 31, 2003) with principal amounts due through 2007, the Tranche B term loan presently bears interest at LIBOR plus 3.0% (4.14% at December 31, 2003) with principal amounts due through 2008, the senior notes bear interest at 8.75% with principal amounts due in 2009, the 7% senior subordinated notes principal amounts are due in 2013 and the 11% senior subordinated notes principal amounts are due in 2009. The 11% senior subordinated notes are callable, at Triad’s option, in May 2004, the 7% senior subordinated notes are callable, at Triad’s option, in November 2008 and the 8¾% senior notes are callable, at Triad’s option, in May 2005. At December 31, 2003 Triad had a $250.0 million line of credit which bears interest at LIBOR plus 2.0%. No amounts were outstanding under the revolving credit line at December 31, 2003. The revolving credit line matures in 2007. Triad had $28.7 million of letters of credit outstanding at December 31, 2003, which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Tranche A term loan is subject to reduction depending upon the total leverage of Triad. Subsequent to December 31, 2003, Triad reduced the interest rate on its Tranche B term loan, by an amendment to its bank credit facility, to LIBOR

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

plus 2.25%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the facilities acquired in the merger with Quorum in 2001. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions, including but not limited to, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. In September 2003, Triad completed an amendment to its bank credit facility which favorably modified restrictions on new indebtedness, capital expenditures, asset sales, investments and various other matters. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

As discussed above, Triad recorded $15.3 in debt issue costs related to the issuance of the 7% senior subordinated notes in the year ended December 31, 2003. Triad recorded $1.5 million of deferred loan costs in connection with a credit agreement amendment during the year ended December 31, 2002. These costs are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of debt issue costs was $21.4 million and $17.0 million as of December 31, 2003 and 2002, respectively.

As a result of debt financing with the Quorum acquisition, Triad incurred $3.9 million of refinancing transaction costs from the write off of associated debt issue costs in the second quarter of 2001. During the fourth quarter of 2001, Triad incurred $1.3 million of refinancing transaction costs from the write off of debt issue costs associated with the early retirement of indebtedness incurred in the Quorum transaction.

Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 1).

A debt maturity schedule is as follows (in millions):

2004	$74.5
2005	82.3
2006	91.6
2007	193.2
2008	113.3
Thereafter	1,204.6

$1,759.5

Triad’s 11% senior subordinated notes and 8¾% senior notes are guaranteed by all wholly owned operating subsidiaries of Triad (the “Guarantor Subsidiaries”). The guarantee obligations of the Guarantor Subsidiaries are full, unconditional and joint and several. Triad’s non-wholly owned operating subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

Condensed Consolidating Statements of Operations

For the year ended December 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,233.9	$640.3	$(8.3)	$3,865.9

Salaries and benefits	0.4	1,259.4	317.3	—	1,577.1
Reimbursable expenses	—	51.6	—	—	51.6
Supplies	—	512.6	91.8	—	604.4
Other operating expenses	0.1	595.1	121.9	—	717.1
Provision for doubtful accounts	—	341.3	55.9	—	397.2
Depreciation	—	143.4	27.1	—	170.5
Amortization	—	5.9	—	—	5.9
Interest expense allocated	(130.0)	122.3	7.7	—	—
Interest expense, net	134.8	(3.3)	(0.4)	—	131.1
Refinancing transaction costs	39.9	—	—	—	39.9
ESOP expense	8.5	—	—	—	8.5
Management fees	—	—	8.3	(8.3)	—
Gain on sales of assets	—	(1.4)	—	—	(1.4)
Impairment of long-lived assets	—	16.3	—	—	16.3

Total operating expenses	53.7	3,043.2	629.6	(8.3)	3,718.2

Income (loss) from continuing operations before minority interests, equity in earnings and income tax provision	(53.7)	190.7	10.7	—	147.7
Minority interests	—	(8.2)	0.1	—	(8.1)
Equity in earnings of affiliates	214.5	36.2	—	(225.3)	25.4

Income from continuing operations before income tax provision	160.8	218.7	10.8	(225.3)	165.0
Income tax provision	(65.6)	—	—	—	(65.6)

Income from continuing operations	95.2	218.7	10.8	(225.3)	99.4
Loss from discontinued operations	—	(4.2)	—	—	(4.2)

Net income	$95.2	$214.5	$10.8	$(225.3)	$95.2

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,865.2	$583.5	$(7.8)	$3,440.9

Salaries and benefits	0.4	1,157.1	284.7	—	1,442.2
Reimbursable expenses	—	54.7	—	—	54.7
Supplies	—	447.1	83.7	—	530.8
Other operating expenses	2.1	515.5	106.7	—	624.3
Provision for doubtful accounts	—	227.3	39.6	—	266.9
Depreciation	—	133.1	24.8	—	157.9
Amortization	—	5.6	0.4	—	6.0
Interest expense allocated	(147.7)	137.9	9.8	—	—
Interest expense, net	139.4	(5.0)	0.5	—	134.9
ESOP expense	10.8	—	—	—	10.8
Management fees	—	—	7.8	(7.8)	—
Litigation settlements	(4.5)	—	(5.9)	—	(10.4)
Gain on sales of assets	—	(4.2)	(0.3)	—	(4.5)

Total operating expenses	0.5	2,669.1	551.8	(7.8)	3,213.6

Income (loss) from continuing operations before minority interests, equity in earnings and income tax provision	(0.5)	196.1	31.7	—	227.3
Minority interests	—	(10.9)	(3.9)	—	(14.8)
Equity in earnings of affiliates	235.6	49.5	—	(263.4)	21.7

Income from continuing operations before income tax provision	235.1	234.7	27.8	(263.4)	234.2
Income tax provision	(93.6)	—	—	—	(93.6)

Income from continuing operations	141.5	234.7	27.8	(263.4)	140.6
Income from discontinued operations, net of tax	—	0.9	—	—	0.9

Net income	$141.5	$235.6	$27.8	$(263.4)	$141.5

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2001

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,209.8	$371.4	$(2.1)	$2,579.1

Salaries and benefits	5.6	901.2	180.4	—	1,087.2
Reimbursable expenses	—	39.0	—	—	39.0
Supplies	—	341.0	54.8	—	395.8
Other operating expenses	0.1	414.3	66.2	—	480.6
Provision for doubtful accounts	—	206.4	26.7	—	233.1
Depreciation	—	113.8	17.4	—	131.2
Amortization	—	32.2	3.2	—	35.4
Interest expense allocated	—	(5.2)	5.2	—	—
Interest expense, net	127.4	(1.5)	0.1	—	126.0
Refinancing transaction costs	5.2	—	—	—	5.2
ESOP expense	9.3	—	—	—	9.3
Management fees	—	—	2.1	(2.1)	—
Gain on sales of assets	—	(23.1)	—	—	(23.1)
Impairment of long lived assets	—	23.1	—	—	23.1

Total operating expenses	147.6	2,041.2	356.1	(2.1)	2,542.8

Income (loss) from continuing operations before minority interests, equity in earnings and income tax provision	(147.6)	168.6	15.3	—	36.3
Minority interests	—	(7.6)	0.4	—	(7.2)
Equity in earnings of affiliates	190.9	30.2	—	(206.6)	14.5

Income from continuing operations before income tax provision	43.3	191.2	15.7	(206.6)	43.6
Income tax provision	(40.5)	—	—	—	(40.5)

Income from continuing operations	2.8	191.2	15.7	(206.6)	3.1
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)

Net income	$2.8	$190.9	$15.7	$(206.6)	$2.8

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$6.2	$9.0	$—	$15.2
Accounts receivable, net	—	485.0	122.0	—	607.0
Other current assets	46.8	175.2	39.3	(7.7)	253.6
Discontinued operations assets	—	51.4	—	—	51.4

Total current assets	46.8	717.8	170.3	(7.7)	927.2

Net property and equipment, at cost	—	1,785.2	383.4	—	2,168.6

Goodwill	—	1,200.9	52.2	—	1,253.1
Intangible assets	—	71.5	—	—	71.5
Investments in subsidiaries	1,952.0	675.2	—	(2,436.1)	191.1
Due from affiliates	1,957.0	—	—	(1,957.0)	—
Other	62.6	70.8	145.2	(154.7)	123.9

Total assets	$4,018.4	$4,521.4	$751.1	$(4,555.5)	$4,735.4

Liabilities and Equity
Current liabilities	$82.5	$358.1	$58.9	$(1.6)	$497.9
Discontinued operations liabilities	—	9.2	—	—	9.2
Due to affiliates	—	1,806.3	150.7	(1,957.0)	—
Long-term debt	1,681.6	158.1	6.1	(160.8)	1,685.0
Deferred taxes and other liabilities	178.0	114.8	—	—	292.8
Minority interests in equity of consolidated entities	—	122.9	51.3	—	174.2
Equity	2,076.3	1,952.0	484.1	(2,436.1)	2,076.3

Total liabilities and equity	$4,018.4	$4,521.4	$751.1	$(4,555.5)	$4,735.4

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59.4	$8.9	$—	$68.3
Accounts receivable, net	—	409.5	86.3	—	495.8
Other current assets	78.0	170.6	23.1	(8.0)	263.7
Discontinued operations assets	—	58.4	—	—	58.4

Total current assets	78.0	697.9	118.3	(8.0)	886.2

Net property and equipment, at cost	—	1,603.2	315.9	—	1,919.1

Goodwill	—	1,179.7	38.7	—	1,218.4
Intangible assets	—	72.0	—	—	72.0
Investments in subsidiaries	1,674.3	429.6	—	(1,924.2)	179.7
Due from affiliates	2,004.5	—	—	(2,004.5)	—
Other	56.4	74.5	2.3	(27.0)	106.2

Total assets	$3,813.2	$4,056.9	$475.2	$(3,963.7)	$4,381.6

Liabilities and Equity
Current liabilities	$85.9	$307.1	$45.3	$(1.4)	$436.9
Discontinued operations liabilities	—	8.8	—	—	8.8
Due to affiliates	—	1,883.9	120.6	(2,004.5)	—
Long-term debt	1,615.3	30.2	6.5	(33.6)	1,618.4
Deferred taxes and other liabilities	157.5	80.2	—	—	237.7
Minority interests in equity of consolidated entities	—	72.4	52.9	—	125.3
Equity	1,954.5	1,674.3	249.9	(1,924.2)	1,954.5

Total liabilities and equity	$3,813.2	$4,056.9	$475.2	$(3,963.7)	$4,381.6

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$(13.0)	$361.2	$15.6	$—	$363.8
Cash flows from investing activities
Purchases of property and equipment	—	(233.5)	(47.6)	—	(281.1)
Distributions and advances (to) from affiliates	(63.2)	10.1	67.8	—	14.7
Proceeds received on sales of assets	—	13.1	—	—	13.1
Acquisitions	—	(185.3)	—	—	(185.3)
Other	—	2.2	(0.1)	—	2.1

Net cash provided by (used in) investing activities	(63.2)	(393.4)	20.1	—	(436.5)
Cash flows from financing activities
Payments of long-term debt	(537.8)	(1.3)	(0.4)	—	(539.5)
Proceeds from issuance of long-term debt	600.0	0.3	—	—	600.3
Payment of debt issue costs	(15.3)	—	—	—	(15.3)
Payment of refinancing transaction costs	(33.1)	—	—	—	(33.1)
Proceeds from issuance of common stock	14.8	—	—	—	14.8
Distributions to minority partners	—	(6.1)	(1.5)	—	(7.6)
Net change in due to (from) affiliate	47.6	(13.9)	(33.7)	—	—

Net cash provided by (used in) financing activities	76.2	(21.0)	(35.6)	—	19.6

Change in cash and cash equivalents	—	(53.2)	0.1	—	(53.1)
Cash and cash equivalents at beginning of period	—	59.4	8.9	—	68.3

Cash and cash equivalents at end of period	$—	$6.2	$9.0	$—	$15.2

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2002

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$0.7	$285.1	$72.5	$—	$358.3
Cash flows from investing activities
Purchases of property and equipment	—	(255.3)	(41.3)	—	(296.6)
Distributions and advances (to) from affiliates	75.2	21.3	(64.8)	—	31.7
Proceeds received on sales of assets	—	6.7	0.1	—	6.8
Acquisitions	—	(10.1)	—	—	(10.1)
Restricted cash	5.7	—	—	—	5.7
Other	—	0.7	—	—	0.7

Net cash provided by (used in) investing activities	80.9	(236.7)	(106.0)	—	(261.8)
Cash flows from financing activities
Payments of long-term debt	(74.5)	(2.2)	(7.1)	—	(83.8)
Payment of debt issue costs	(1.5)	—	—	—	(1.5)
Proceeds from issuance of common stock	42.4	—	—	—	42.4
Proceeds from executive stock purchase plan loans	10.1	—	—	—	10.1
Distributions to minority partners	—	(9.7)	(2.0)	—	(11.7)
Net borrowings (to) from affiliate	(33.9)	27.0	6.9	—	—
Net change in due to (from) affiliate	(24.2)	(18.8)	43.0	—	—

Net cash provided by (used in) financing activities	(81.6)	(3.7)	40.8	—	(44.5)

Change in cash and cash equivalents	—	44.7	7.3	—	52.0
Cash and cash equivalents at beginning of period	—	14.7	1.6	—	16.3

Cash and cash equivalents at end of period	$—	$59.4	$8.9	$—	$68.3

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—LONG-TERM DEBT (continued)

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

NOTE 10—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At December 31, 2003 and 2002, the amounts subject to the guarantees were $19.9 million and $13.6 million, respectively. Triad had accrued liabilities of $4.6 million and $3.0 million at December 31, 2003 and 2002, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.8 million at December 31, 2003.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Triad entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad paid a rate of 3.22% and received LIBOR, which was set at 1.15% at December 31, 2003. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and receive LIBOR, which was set at 1.17% at December 31, 2003.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS (continued)

At December 31, 2003 the fair value of the interest rate swaps were liabilities of $3.3 million recorded in other liabilities and $0.1 million recorded in other current liabilities in the consolidated balance sheets. At December 31, 2002 the fair value of the interest rate swaps was a liability of $6.4 million and was recorded in other liabilities in the consolidated balance sheets. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive income.

NOTE 12—LEASES

Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $68.9 million, $59.7 million and $49.3 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2003 (in millions):

	Operating	Capital
2004	$42.3	$0.3
2005	37.1	0.2
2006	30.3	0.2
2007	23.7	0.2
2008	18.1	0.1
Thereafter	77.6	—

Total minimum payments	$229.1	1.0

Less amounts representing interest		(0.2)

Present value of minimum lease payments		$0.8

The following summarizes amounts related to equipment leased by Triad under capital leases at December 31 (in millions):

	2003	2002
Equipment	$1.3	$1.6
Accumulated amortization	(0.4)	(0.3)

Net book value	$0.9	$1.3

On January 1, 1999, Triad transferred two acute care hospitals and three ambulatory surgery centers to an unaffiliated third party pursuant to a long-term lease. Lease income of $18.4 million, $18.0 million and $17.8 million was recorded in the years ended December 31, 2003, 2002 and 2001, respectively. The following summarizes the assets leased at December 31, 2003 and 2002 (in millions):

	2003	2002
Land	$7.7	$7.7
Buildings	54.4	54.4
Equipment	74.3	74.3

	136.4	136.4
Accumulated depreciation	(101.9)	(96.9)

	$34.5	$39.5

Subsequent to December 31, 2003, Triad signed a definitive agreement to sell these facilities to the lessee for approximately $136 million. Triad closed under the definitive agreement in the first quarter of 2004. Triad will record a gain on the sale of approximately $82 million, including the write off of $19.9 million of goodwill associated with these facilities. These facilities will be reclassified to discontinued operations in the first quarter of 2004.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK BENEFIT PLANS

Triad’s 1999 Long-Term Incentive Plan has 16,500,000 shares of Triad’s common stock reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. Stock options granted are generally at an exercise price equal to the fair market value at the date of grant and are exercisable over a four year period and expire ten years from date of grant. The plan provides for immediate vesting upon a change in control.

The merger of Triad and Quorum on April 27, 2001 constituted a “change of control” under the terms of the Triad 1999 Long-Term Incentive Plan, the Triad MSPP, the Triad Executive Stock Purchase Plan and all other similar plans. All of the outstanding, unvested stock options became vested and exercisable at the effective time of the merger; however, certain executive officers of Triad waived the vesting of certain stock options in connection with the merger. The waivers ended June 29, 2001. In addition, restrictions lapsed on shares of Triad restricted common stock issued under the MSPP and these shares became fully vested and transferable and no longer are subject to forfeiture.

Triad has an Executive Stock Purchase Plan, for which 1,000,000 shares of Triad’s common stock were reserved for issuance. The Executive Stock Purchase Plan granted to specified executives of Triad a right to purchase shares of common stock from Triad. Triad loaned each participant in the plan approximately 100% of the purchase price of Triad’s common stock bearing interest at 5.15% per annum, on a full recourse basis. The principal and interest of the loans would have matured on the fifth anniversary following the purchase of the shares, termination of the participants’ employment or bankruptcy of the participant. In addition, Triad has granted to such executives stock options equal to three-quarters of a share for each share purchased. The exercise price of these stock options is equal to the purchase price of the shares and the options expire in 10 years. During the year ended December 31, 1999, 970,000 shares were purchased by participants in the plan and options to purchase an additional 727,500 shares were issued in connection with such purchased shares. The total amount which had been loaned to participants to purchase shares under the plan was $9.1 million which was recorded as a reduction to equity. Triad received a $0.4 million payment from one participant in 2001. Triad received $8.7 million in principal and $1.4 million in interest payments from all remaining participants in 2002. The interest payments were recorded as additional paid-in capital. No amounts remain outstanding on the loans.

Triad adopted various other plans for which 750,000 shares of Triad’s common stock have been reserved for issuance.

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

As part of the merger with Quorum, Triad issued stock options to Quorum option holders under Quorum’s 1997 Stock Option Plan. The fair value of these options was included in the purchase price for the merger.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK BENEFIT PLANS (continued)

Information regarding stock options for 2003, 2002 and 2001 is summarized below:

	Stock Options	Option Price Per Share	Weighted Average Exercise Price
Balances, January 1, 2001	5,666,786	$0.07 -$27.69	$13.43
Granted	4,948,479	$12.27 -$50.35	$25.90
Exercised	(1,388,414)	$0.19 - $30.47	$15.56
Cancelled	(320,301)	$0.19 - $50.35	$27.90

Balances, December 31, 2001	8,906,550	$0.07 - $50.35	$19.49
Granted	3,012,250	$32.15 -$42.00	$32.70
Exercised	(2,363,199)	$0.19 - $35.70	$14.11
Cancelled	(282,944)	$3.65 - $50.35	$30.56

Balances, December 31, 2002	9,272,657	$0.07 - $42.00	$24.81
Granted	1,291,800	$22.45 -$31.11	$25.93
Exercised	(240,006)	$0.19 - $32.15	$19.64
Cancelled	(335,280)	$8.50 - $42.00	$30.02

Balances, December 31, 2003	9,989,171	$0.07 - $42.00	$24.91

The weighted-average fair value of stock options granted to Triad employees during the years ended December 31, 2003, 2002 and 2001, was $9.78, $16.88 and $16.37 per option, respectively. At December 31, 2003, 2002 and 2001, there were 5,289,807, 4,204,637 and 5,852,800 options exercisable, respectively. There were 4,260,284, 2,307,304 and 4,682,121 stock options available for grant at December 31, 2003, 2002 and 2001, respectively.

The following table summarizes information regarding the options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
Range of Exercise Prices
$16.69 to $16.71	136,296	2 years	$16.71	136,296	$16.71
$15.42 to $17.53	124,900	3 years	$15.63	124,900	$15.63
$22.63	5,389	4 years	$22.63	5,389	$22.63
$16.34 to $20.06	69,008	5 years	$16.57	69,008	$16.57
$0.07 to $18.84	1,743,308	6 years	$11.37	1,743,308	$11.37
$16.50 to $27.69	1,199,282	7 years	$17.56	1,199,282	$17.56
$24.63 to $35.70	2,722,188	8 years	$29.51	1,327,188	$29.37
$32.15 to $42.00	2,749,000	9 years	$32.72	684,436	$32.72
$22.45 to $31.11	1,239,800	10 years	$25.94	—	$—

	9,989,171		$24.91	5,289,807	$18.80

Subsequent to December 31, 2003, Triad granted 2,453,000 stock options with an exercise price equal to the market price on the date of grant. The options are exercisable over a four-year period and expire ten years from the date of grant.

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 420,150, 344,090 and 209,553 during the years ended December 31, 2003, 2002 and 2001, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK BENEFIT PLANS (continued)

Shares issued through the MSPP were 35,563 at a weighted average price of $22.53 per share, 27,610 at a weighted average price of $25.49 per share and 34,699 at a weighted average price of $21.51 per share during the years ended December 31, 2003, 2002 and 2001, respectively. Subsequent to December 31, 2003, 17,684 shares at $22.76 per share were issued through the MSPP.

NOTE 14—RETIREMENT PLANS

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

The loan to the ESOP is recorded in unearned ESOP compensation in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $8.5 million, $10.8 million and $9.3 million during the years ended December 31, 2003, 2002 and 2001, respectively, and the unearned ESOP compensation was $17.2 million and $20.7 million at December 31, 2003 and 2002, respectively.

The ESOP shares as of December 31, 2003 were as follows:

Shares released	1,200,000
Shares committed to be released	300,000
Unreleased shares	1,500,000

Total ESOP shares	3,000,000

Fair value of unreleased shares	$49.9 million

Triad has instituted a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant’s contribution up to certain maximum levels. Triad recorded expense under these plans of $35.7 million, $28.9 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and recorded adjustments of estimates of prior year retirement plan accruals of $1.4 million, $(3.4) million and $(1.5) million for the years ended December 31, 2003, 2002 and 2001, respectively. Contributions to the retirement plan are funded annually. Triad’s contributions to the contributory benefit plan are funded periodically during the year.

In the acquisition of Quorum on April 27, 2001, Triad assumed defined contribution employee benefit plans covering substantially all employees that were employees of Quorum. Employees could contribute up to 15% of eligible compensation subject to IRS limits. The plans permitted a discretionary base contribution and a discretionary match to employee deferrals. Contributions to the plans were determined annually. Base contributions under the plans vested at the end of each plan year and matching contributions vested after five years of qualifying

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—RETIREMENT PLANS (continued)

service. Reductions of estimates in the prior year retirement plan accruals of $1.4 million were recorded in the year ended December 31, 2002. Benefit plan expense for this plan was $10.2 million for the year ended December 31, 2001. On January 1, 2002, this plan was merged into the Triad defined contribution plan described above.

NOTE 15—LITIGATION SETTLEMENTS

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

NOTE 16—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the year ended December 31, 2003 and 2002, options outstanding of 2,841,813 and 301,063, respectively, were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the years ended December 31,
	2003	2002	2001
Weighted average shares exclusive of unreleased ESOP shares	73,363,542	71,552,847	57,508,685
ESOP shares committed to be released	150,000	150,000	150,000

Basic weighted average shares outstanding	73,513,542	71,702,847	57,658,685
Effect of dilutive securities – employee stock options	1,850,195	3,293,614	3,397,009

Diluted weighted average shares outstanding	75,363,737	74,996,461	61,055,694

NOTE 17—AGREEMENTS WITH HCA

Triad has entered into distribution and other related agreements governing the spin-off of Triad from HCA and Triad’s subsequent relationship with HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses, which it incurs arising from the pending governmental investigations of certain of HCA’s business practices. The distribution agreement further provides that HCA will indemnify Triad for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against HCA, and from

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—AGREEMENTS WITH HCA (continued)

proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and related to such proceedings. HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the spin-off.

HCA has entered into a compliance agreement setting forth certain agreements to comply with applicable laws and regulations. Triad was obligated to participate with HCA in these negotiations. On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to implement and maintain the compliance program was approximately $4.4 million, $3.0 million and $2.0 million in 2003, 2002 and 2001, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

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

In connection with the spin-off, HCA also agreed to indemnify Triad for any payments which it is required to make in respect to Medicare, Medicaid and Blue Cross cost reports relating to the cost report periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports. Triad was responsible for the filing of these cost reports and any terminating cost reports. HCA finalized a settlement agreement in 2003 with the government relating to cost report periods ending before August 1, 2001 which included the indemnified cost reports.

HCA and Triad entered into a tax sharing and indemnification agreement, which allocates tax liabilities among HCA and Triad, and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the spin-off as a tax-free transaction. Generally, HCA will be responsible for taxes that are allocable to periods prior to the spin-off, and HCA and Triad will each be responsible for its own tax liabilities (including its allocable share of taxes shown on any consolidated, combined or other tax

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—AGREEMENTS WITH HCA (continued)

return filed by HCA) for periods after the spin-off. The tax sharing and indemnification agreement prohibits Triad from taking actions that could jeopardize the tax treatment of either the spin-off or the internal restructuring of HCA that preceded the spin-off, and requires Triad to indemnify HCA for any taxes or other losses that result from any such actions.

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

HCA’s wholly owned subsidiary, Columbia Information Services, Inc. (“CIS”), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to Triad. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. In 2003, this agreement was extended for two years. CIS charged Triad approximately $26.5 million, $24.7 million, and $22.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month’s billed fees, multiplied by the remaining number of months in the agreement.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

The IRS has proposed adjustments with respect to partnership returns of income for certain joint ventures in which Quorum owned a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the joint ventures with the Appeals Division of the IRS contesting substantially all of the proposed adjustments, and Triad has since been

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—CONTINGENCIES (continued)

negotiating with the Appeals Division in an effort to resolve these matters. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

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

Triad is unable to predict the effect or outcome of the ongoing SEC investigation or qui tam actions, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interest and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

NOTE 18—CONTINGENCIES (continued)

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

NOTE 19—SEGMENT AND GEOGRAPHIC INFORMATION

Triad through its affiliates operates hospitals and related health care entities. During the years ended December 31, 2003, 2002 and 2001, approximately 30.9%, 31.9%, and 31.9%, respectively, of Triad’s revenues related to patients participating in the Medicare program.

Triad has structured its operations into two segments. The owned operations segment includes Triad’s acute care hospitals and related health care entities. The management services segment provides executive management services to independent acute care hospitals. Prior periods have been restated for the reclassification of three entities to discontinued operations (see NOTE 4). Included in the owned operations assets are assets designated as discontinued operations of $51.4 million and $58.4 million as of December 31, 2003 and 2002, respectively.

The distribution of Triad’s revenues, Adjusted EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

	For the years ended December 31,
	2003	2002	2001
Revenues:
Owned operations	$3,718.1	$3,297.4	$2,465.1
Management services	129.3	117.4	86.1
Corporate and other	18.5	26.1	27.9

	$3,865.9	$3,440.9	$2,579.1

	2003	2002	2001
Adjusted EBITDA (a):
Owned operations	$562.3	$558.3	$372.2
Management services	20.2	15.5	14.8
Corporate and other	(38.6)	(30.1)	(29.1)

	$543.9	$543.7	$357.9

	December 31,
	2003	2002
Assets:
Owned operations	$4,389.5	$3,927.5
Management services	140.0	143.8
Corporate and other	205.9	310.3

	$4,735.4	$4,381.6

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $25.4 million, $21.7 million and $14.5 million in years ended December 31, 2003, 2002 and 2001, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SEGMENT AND GEOGRAPHIC INFORMATION (continued)

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes follows (in millions):

	For the years ended December 31,
	2003	2002	2001
Total Adjusted EBITDA for reportable segments	$543.9	$543.7	$357.9

Depreciation	170.5	157.9	131.2
Amortization	5.9	6.0	35.4
Interest expense	133.8	136.6	127.6
Interest income	(2.7)	(1.7)	(1.6)
Refinancing transaction costs	39.9	—	5.2
ESOP expense	8.5	10.8	9.3
Litigation settlements	—	(10.4)	—
Gain on sales of assets	(1.4)	(4.5)	(23.1)
Impairment of long-lived assets	16.3	—	23.1
Minority interests in earnings of consolidated entities	8.1	14.8	7.2

Income from continuing operations before income taxes	$165.0	$234.2	$43.6

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, litigation settlements, gain on sales of assets, impairment of long-lived assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 20—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other current liabilities as of December 31 follows (in millions):

	2003	2002
Due to HCA	$1.7	$1.6
Employee retirement plan	26.4	20.9
Taxes, other than income	30.3	17.4
Accrued interest	15.0	13.7
Self insured employee benefit programs	30.0	29.5
Current portion of professional liability risk	14.3	18.6
Deferred income	3.7	3.8
Other	24.4	24.6

	$145.8	$130.1

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS (continued)

A summary of activity in Triad’s allowances for doubtful accounts follows (in millions):

	Balances at Beginning of Period	Additions Charged To Expense	Accounts Written off, Net of Recoveries	Acquisition	Sales	Balances at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2001	$117.5	$233.1	$(227.8)	$74.6	$(10.3)	$187.1
Year ended December 31, 2002	$187.1	$266.9	$(283.4)	$—	$—	$170.6
Year ended December 31, 2003	$170.6	$397.2	$(316.1)	$5.7	$—	$257.4

NOTE 21 – COSTS OF SALES

The following tables show the line items in the consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the year ended December 31, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,577.1	$36.1	$1,541.0
Reimbursable expenses	51.6	—	51.6
Supplies	604.4	0.9	603.5
Other operating expenses	717.1	16.5	700.6
Provision for doubtful accounts	397.2	—	397.2
Depreciation	170.5	1.7	168.8
Amortization	5.9	—	5.9

Total	$3,523.8	$55.2	$3,468.6

	For the year ended December 31, 2002
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,442.2	$31.9	$1,410.3
Reimbursable expenses	54.7	—	54.7
Supplies	530.8	0.5	530.3
Other operating expenses	624.3	19.0	605.3
Provision for doubtful accounts	266.9	—	266.9
Depreciation	157.9	2.4	155.5
Amortization	6.0	—	6.0

Total	$3,082.8	$53.8	$3,029.0

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COSTS OF SALES (continued)

	For the year ended December 31, 2001
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,087.2	$33.2	$1,054.0
Reimbursable expenses	39.0	—	39.0
Supplies	395.8	3.0	392.8
Other operating expenses	480.6	17.4	463.2
Provision for doubtful accounts	233.1	—	233.1
Depreciation	131.2	1.7	129.5
Amortization	35.4	—	35.4

Total	$2,402.3	$55.3	$2,347.0

NOTE 22—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by Triad’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts). Amounts for all periods presented have been restated to reflect the reclassification of discontinued operations (see NOTE 4).

	2003
	First	Second	Third		Fourth
Revenues	$928.2	$928.9	$957.8		$1,051.0
Income from continuing operations	$47.3	$38.3	$11.4	(a)	$2.4	(b)
Net income (loss)	$47.3	$38.0	$10.4	(a)	$(0.5	)(b)
Basic income from continuing operations per share	$0.65	$0.52	$0.15	(a)	$0.03	(b)
Basic net income (loss) per share	$0.65	$0.52	$0.14	(a)	$(0.01	)(b)
Diluted income from continuing operations per share	$0.63	$0.51	$0.15	(a)	$0.03	(b)
Diluted net income (loss) per share	$0.63	$0.51	$0.14	(a)	$(0.01	)(b)

	2002
	First	Second	Third	Fourth
Revenues	$834.4	$841.9	$868.7	$895.9
Income from continuing operations	$38.8	$32.0	$32.8	$37.0
Net income	$40.4	$32.8	$32.6	$35.7
Basic income from continuing operations per share	$0.55	$0.45	$0.45	$0.51
Basic net income per share	$0.58	$0.46	$0.45	$0.49
Diluted income from continuing operations per share	$0.53	$0.43	$0.43	$0.49
Diluted net income per share	$0.55	$0.44	$0.43	$0.47

(a)	During the third quarter of 2003, Triad recorded a $50.6 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables.

(b)	During the fourth quarter of 2003, Triad recorded a $39.9 million pre-tax charge related to refinancing transaction costs and a $16.3 million pre-tax charge related to impairment of certain long-lived assets.