Form 10-Q
period 2004-03-31
TRIAD HOSPITALS INC
filed 2004-05-10
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 76,047,533.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended March 31, 2004 and 2003

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended
	2004	2003
Revenues	$1,126.6	$914.1

Salaries and benefits	457.4	376.6
Reimbursable expenses	13.5	13.9
Supplies	183.9	139.6
Other operating expenses	201.3	165.4
Provision for doubtful accounts	114.4	72.3
Depreciation	43.7	39.4
Amortization	1.4	1.5
Interest expense	32.7	33.1
Interest income	(0.5)	(0.6)
ESOP expense	2.4	2.1
Gain on sales of assets	(1.0)	(1.3)

Total operating expenses	1,049.2	842.0

Income from continuing operations before minority interests, equity in earnings and income tax provision	77.4	72.1

Minority interests in earnings of consolidated entities	(2.2)	(2.3)
Equity in earnings of affiliates	5.6	7.2

Income from continuing operations before income tax provision	80.8	77.0
Income tax provision	(31.2)	(30.2)

Income from continuing operations	49.6	46.8

Income from discontinued operations, net of tax	48.2	0.5

Net income	$97.8	$47.3

Income per common share:
Basic:
Continuing operations	$0.67	$0.64
Discontinued operations	$0.64	$0.01

Net income	$1.31	$0.65

Diluted
Continuing operations	$0.66	$0.62
Discontinued operations	$0.63	$0.01

Net income	$1.29	$0.63

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$92.2	$15.2
Accounts receivable, less allowances for doubtful accounts of $287.1 at March 31, 2004 and $257.4 at December 31, 2003	655.3	607.0
Inventories	112.6	110.8
Deferred income taxes	37.7	36.5
Prepaid expenses	42.8	43.1
Discontinued operations assets	25.6	122.5
Other	89.0	60.5

	1,055.2	995.6
Property and equipment, at cost:
Land	174.6	173.5
Buildings and improvements	1,425.3	1,440.8
Equipment	1,195.7	1,145.0
Construction in progress	189.0	145.2

	2,984.6	2,904.5
Accumulated depreciation	(826.2)	(784.4)

	2,158.4	2,120.1
Goodwill	1,252.9	1,233.2
Intangible assets, net of accumulated amortization	75.5	71.5
Investment in and advances to affiliates	195.2	191.1
Other	114.5	123.9

Total assets	$4,851.7	$4,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138.0	$153.5
Accrued salaries	113.9	123.4
Current portion of long-term debt	76.1	74.5
Current income taxes payable	47.0	—
Discontinued operations liabilities	2.0	9.4
Other current liabilities	149.1	145.7

	526.1	506.5
Long-term debt	1,649.9	1,685.0
Other liabilities	128.8	118.1
Deferred taxes	185.7	174.7
Minority interests in equity of consolidated entities	177.0	174.8
Stockholders’ equity:
Common stock .01 par value: 120,000,000 shares authorized, 75,970,047 and 75,633,354 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	0.8	0.8
Additional paid-in capital	1,913.6	1,904.6
Unearned ESOP compensation	(16.4)	(17.2)
Accumulated other comprehensive loss	(1.8)	(2.1)
Accumulated earnings	288.0	190.2

Total stockholders’ equity	2,184.2	2,076.3

Total liabilities and stockholders’ equity	$4,851.7	$4,735.4

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended March 31, 2004 and 2003

Unaudited

(Dollars in millions)

	For the three months ended
	2004	2003
Cash flows from operating activities:
Net income	$97.8	$47.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(48.2)	(0.5)
Provision for doubtful accounts	114.4	72.3
Depreciation and amortization	45.1	40.9
ESOP expense	2.4	2.1
Minority interests	2.2	2.3
Equity in earnings of affiliates	(5.6)	(7.2)
Gain on sales of assets	(1.0)	(1.3)
Deferred income tax provision (benefit)	(5.9)	29.4
Non-cash interest expense	2.7	2.0
Non-cash stock option expense	0.2	0.1
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(163.1)	(104.3)
Inventories and other assets	2.5	(11.5)
Accounts payable and other current liabilities	2.3	(25.0)
Other	10.4	10.2

Net cash provided by operating activities	56.2	56.8

Cash flows from investing activities:
Purchases of property and equipment	(103.9)	(55.5)
Distributions and advances from affiliates	1.5	3.2
Proceeds received on sales of assets	155.2	3.7
Other	—	(0.2)

Net cash provided by (used in) investing activities	52.8	(48.8)

Cash flows from financing activities:
Payments of long-term debt	(110.5)	(17.3)
Proceeds from issuance of long-term debt	75.0	—
Payment of debt issue costs	(1.6)	—
Proceeds from issuance of common stock	5.3	1.2
Distributions to minority partners, net	(0.2)	(3.8)

Net cash used in financing activities	(32.0)	(19.9)

Change in cash and cash equivalents	77.0	(11.9)
Cash and cash equivalents at beginning of period	15.2	68.3

Cash and cash equivalents at end of period	$92.2	$56.4

Cash paid for:
Interest	$7.6	$9.7
Income taxes, net of refunds	$5.6	$1.6

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Triad’s Form 10-K.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—STOCK BENEFIT PLANS

Triad’s stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad discloses the pro forma effect on net income and earnings per share in its interim financial statements under the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). The disclosure provisions of SFAS 148 require proforma disclosure as if Triad had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation. The following table illustrates the pro forma effect (dollars in millions except per share amounts):

	For the three months ended March 31,
	2004	2003
Income from continuing operations, as reported	$49.6	$46.8
Add: Stock option expense recorded	0.1	0.1
Less: Fair value stock option expense	(4.4)	(3.8)

Pro forma	$45.3	$43.1

Net income, as reported	$97.8	$47.3
Add: Stock option expense recorded	0.1	0.1
Less: Fair value stock option expense	(4.4)	(3.8)

Pro forma	$93.5	$43.6

Basic income per share
Income from continuing operations, as reported	$0.67	$0.64
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.04)

Pro forma	$0.61	$0.60

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended March 31,
	2004	2003
Net income, as reported	$1.31	$0.65
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.04)

Pro forma	$1.25	$0.61

Diluted income per share
Income from continuing operations, as reported	$0.66	$0.62
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.03)

Pro forma	$0.60	$0.59

Net income, as reported	$1.29	$0.63
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.03)

Pro forma	$1.23	$0.60

During the three months ended March 31, 2004, 328,991 stock options were exercised for proceeds of $5.0 million. Additionally during the three months ended March 31, 2004, 15,350 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.3 million.

During the three months ended March 31, 2004, 2,520,500 stock options were granted with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 3 – ACQUISITIONS

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospitals, leasing the existing facility or entering into joint ownership arrangements with not-for-profit hospital partners, all for an aggregate purchase price of $185.1 million.

The purchase prices of these entities were allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained preliminary independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. Triad continues to review and evaluate the fair value of these assets and liabilities assumed. Therefore, the allocations of the purchase prices are subject to revision based on the final determination of the appraisals and other fair value determinations. The preliminary (at December 31, 2003) and revised estimated fair values of the assets acquired and liabilities assumed relating to the acquisitions are summarized below (in millions):

	March 31, 2004	December 31, 2003
Current assets	$39.2	$39.2
Property and equipment	140.1	163.5
Goodwill	55.0	37.1
Intangible assets	11.4	5.9
Other assets	5.8	5.8
Current liabilities	(17.4)	(17.4)
Minority interests	(48.9)	(48.9)
Long-term debt	(0.1)	(0.1)

	$185.1	$185.1

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3 – ACQUISITIONS (continued)

Acquired intangible assets totaled $11.4 million, of which $10.2 million was assigned to trade names that are not subject to amortization and $1.2 million was assigned to medical group employment contracts that will be amortized over two years.

The acquired goodwill totaling $55.0 million was assigned to the owned operations segment, of which approximately $23.7 million is expected to be deductible for tax purposes.

NOTE 4—DISCONTINUED OPERATIONS

On February 20, 2004, Triad entered into an agreement to sell Alice Regional Hospital in Alice, Texas for $18 million, plus working capital. Triad anticipates closing under the agreement in the second quarter of 2004. Management’s decision to dispose of this facility will allow management to focus its efforts on facilities that are aligned with its culture and can achieve higher financial performance.

In March 2004, Triad closed under a definitive agreement to sell two hospitals and three ambulatory surgery centers to HCA, Inc. (“HCA”) for $136 million. Approximately $21 million of the proceeds were being held in escrow as of March 31, 2004. The escrow was released in April 2004. HCA exercised its option to acquire these facilities. Triad reported a pre-tax gain on sale of assets of $83.9 million in the first quarter of 2004.

On January 30, 2004, Triad completed the transaction to sell El Dorado Hospital in Tucson, Arizona for $33.2 million plus working capital. A minimal loss was recognized during the first quarter of 2004.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. The carrying amounts of the major classes of these assets and liabilities are as follows:

	March 31, 2004	December 31, 2003
Assets
Accounts receivable, net	$5.7	$13.2
Inventories	1.4	3.7
Other current assets	1.9	3.5
Property and equipment, net	16.6	81.2
Goodwill	—	20.4
Other assets	—	0.5

Total discontinued operations assets	$25.6	$122.5

Liabilities
Accounts payable	$0.7	$3.8
Accrued salaries	1.0	3.0
Current portion long-term debt	0.3	0.3
Other current liabilities	—	2.6
Long-term debt	—	0.3
Minority interest	—	(0.6)

Total discontinued operations liabilities	$2.0	$9.4

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—DISCONTINUED OPERATIONS (continued)

Revenues and income (loss) for these entities are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax”. The amounts for the three months ended March 31, are as follows:

	2004	2003
Revenues	$26.8	$40.3

Pretax income (loss) from operations	(0.2)	0.9
Income tax (provision) benefit	0.1	(0.4)

	(0.1)	0.5
Gain on disposal, net of tax provision of $36.5 million	48.3	—

	$48.2	$0.5

NOTE 5—LONG-TERM DEBT

In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad. Triad recorded $1.6 million of deferred loan costs in connection with the amendment. These costs will be amortized using the effective interest method over the life of the debt.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8¾% senior notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8¾% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $64.2 million on the tendered 8¾% notes and effectuated the amendments to the 8¾% notes indenture. The tender expiration date is May 17, 2004. Triad will pay a minimal amount of additional consideration if the remaining $0.1 million principal amounts are tendered by May 17, 2004. If all of the 8¾% notes are tendered, Triad will record a charge to earnings in the second quarter of 2004 of approximately $76 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $6.0 million in debt issue costs related to the issuance of the notes, which will be amortized over the period the notes are outstanding. Triad used all of the proceeds of the notes and cash on hand to pay for the tender of the 8¾% senior notes and the issue costs of the 7% senior notes.

Triad’s 11% senior subordinated notes and 8¾% senior notes are guaranteed by all wholly-owned operating subsidiaries of Triad (the “Guarantor Subsidiaries”). The guarantee obligations of the Guarantor Subsidiaries are full, unconditional and joint and several. Triad’s non-wholly owned operating subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”).

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—LONG-TERM DEBT (continued)

Condensed consolidating financial statements for Triad and its subsidiaries including the financial statements of Triad Hospitals, Inc. (parent only), the combined Guarantor Subsidiaries and the combined Non-Guarantor Subsidiaries are as follows:

Consolidating Statements of Operations

For the three months ended March 31, 2004

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$928.2	$201.1	$(2.7)	$1,126.6

Salaries and benefits	0.2	358.1	99.1	—	457.4
Reimbursable expenses	—	13.5	—	—	13.5
Supplies	—	153.0	30.9	—	183.9
Other operating expenses	0.1	164.2	37.0	—	201.3
Provision for doubtful accounts	—	98.6	15.8	—	114.4
Depreciation	—	36.0	7.7	—	43.7
Amortization	—	1.4	—	—	1.4
Interest expense allocated	(35.2)	34.2	1.0	—	—
Interest expense, net	32.2	0.1	(0.1)	—	32.2
ESOP expense	2.4	—	—	—	2.4
Management fees	—	—	2.7	(2.7)	—
Gain on sales of assets	—	(1.0)	—	—	(1.0)
Impairment of long-lived assets	—	—	3.7	(3.7)	—

Total operating expenses	(0.3)	858.1	197.8	(6.4)	1,049.2

Income from continuing operations before minority interests, equity in earnings and income tax provision	0.3	70.1	3.3	3.7	77.4
Minority interests	—	(2.7)	0.5	—	(2.2)
Equity in earnings of affiliates	125.0	9.4	—	(128.8)	5.6

Income from continuing operations before income tax provision	125.3	76.8	3.8	(125.1)	80.8

Income tax provision	(31.2)	—	—	—	(31.2)

Income from continuing operations	94.1	76.8	3.8	(125.1)	49.6

Income from discontinued operations	—	48.2	—	—	48.2

Net income	$94.1	$125.0	$3.8	$(125.1)	$97.8

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$762.9	$153.4	$(2.2)	$914.1

Salaries and benefits	0.1	300.0	76.5	—	376.6
Reimbursable expenses	—	13.9	—	—	13.9
Supplies	—	118.6	21.0	—	139.6
Other operating expenses	0.1	135.3	30.0	—	165.4
Provision for doubtful accounts	—	62.2	10.1	—	72.3
Depreciation	—	32.9	6.5	—	39.4
Amortization	—	1.5	—	—	1.5
Interest expense allocated	—	(3.1)	3.1	—	—
Interest expense, net	32.7	(0.2)	—	—	32.5
ESOP expense	2.1	—	—	—	2.1
Management fees	—	0.5	1.7	(2.2)	—
Gain on sales of assets	—	(1.3)	—	—	(1.3)

Total operating expenses	35.0	660.3	148.9	(2.2)	842.0

Income (loss) from continuing operations before minority interests, equity in earnings and income tax provision	(35.0)	102.6	4.5	—	72.1
Minority interests	—	(2.3)	—	—	(2.3)
Equity in earnings of affiliates	112.5	11.7	—	(117.0)	7.2

Income from continuing operations before income tax provision	77.5	112.0	4.5	(117.0)	77.0

Income tax provision	(30.2)	—	—	—	(30.2)

Income from continuing operations	47.3	112.0	4.5	(117.0)	46.8

Income from discontinued operations	—	0.5	—	—	0.5

Net income	$47.3	$112.5	$4.5	$(117.0)	$47.3

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

March 31, 2004

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$88.2	$4.0	$—	$92.2
Accounts receivable, net	—	522.4	132.9	—	655.3
Other current assets	44.8	209.9	34.3	(6.9)	282.1
Discontinued operations assets	—	25.6	—	—	25.6

	44.8	846.1	171.2	(6.9)	1,055.2

Net property and equipment, at cost	—	1,782.3	376.1	—	2,158.4

Goodwill	—	1,183.2	69.7	—	1,252.9
Intangible assets	—	70.0	5.5	—	75.5
Investments in and advances to affiliates	2,159.1	675.6	—	(2,639.5)	195.2
Due from affiliates	1,915.4	—	—	(1,915.4)	—
Other	61.5	56.4	151.3	(154.7)	114.5

Total assets	$4,180.8	$4,613.6	$773.8	$(4,716.5)	$4,851.7

Liabilities and Equity
Current liabilities	$161.0	$307.5	$56.4	$(0.8)	$524.1
Discontinued operations liabilities	—	2.0	—	—	2.0
Due to affiliates	—	1,735.0	180.4	(1,915.4)	—
Long-term debt	1,646.8	157.8	6.1	(160.8)	1,649.9
Deferred taxes and other liabilities	188.8	125.7	—	—	314.5
Minority interests in equity of consolidated entities	—	126.5	50.5	—	177.0
Equity	2,184.2	2,159.1	480.4	(2,639.5)	2,184.2

Total liabilities and equity	$4,180.8	$4,613.6	$773.8	$(4,716.5)	$4,851.7

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – LONG-TERM DEBT (continued)

Condensed Consolidating Balance Sheets

December 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$6.2	$9.0	$—	$15.2
Accounts receivable, net	—	484.6	122.4	—	607.0
Other current assets	46.8	172.4	39.4	(7.7)	250.9
Discontinued operations, assets	—	122.5	—	—	122.5

Total current assets	46.8	785.7	170.8	(7.7)	995.6

Net property and equipment, at cost	—	1,737.0	383.1	—	2,120.1

Goodwill	—	1,181.5	51.7	—	1,233.2
Intangible assets	—	71.5	—	—	71.5
Investments in and advances to affiliates	1,952.0	673.5	—	(2,434.4)	191.1
Due from affiliates	1,957.0	—	—	(1,957.0)	—
Other	62.6	70.8	145.2	(154.7)	123.9

Total assets	$4,018.4	$4,520.0	$750.8	$(4,553.8)	$4,735.4

Liabilities and Equity
Current liabilities	$82.5	$357.4	$58.8	$(1.6)	$497.1
Discontinued operations liabilities	—	9.4	—	—	9.4
Due to affiliates	—	1,804.8	152.2	(1,957.0)	—
Long-term debt	1,681.6	158.1	6.1	(160.8)	1,685.0
Deferred taxes and other liabilities	178.0	114.8	—	—	292.8
Minority interests in equity of consolidated entities	—	123.5	51.3	—	174.8
Equity	2,076.3	1,952.0	482.4	(2,434.4)	2,076.3

Total liabilities and equity	$4,018.4	$4,520.0	$750.8	$(4,553.8)	$4,735.4

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2004

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$30.8	$24.6	$0.8	$—	$56.2
Cash flows from investing activities
Purchases of property and equipment	—	(79.7)	(24.2)	—	(103.9)
Distributions and advances (to) from affiliates	(43.0)	44.5	—	—	1.5
Proceeds received on sales of assets	—	155.2	—	—	155.2
Other	—	0.1	(0.1)	—	—

Net cash provided by (used in) investing activities	(43.0)	120.1	(24.3)	—	52.8
Cash flows from financing activities
Payments of long-term debt	(108.1)	(2.4)	—	—	(110.5)
Proceeds from issuance of long-term debt	75.0	—	—	—	75.0
Payment of debt issue costs	(1.6)	—	—	—	(1.6)
Proceeds from issuance of common stock	5.3	—	—	—	5.3
Distributions to minority partners, net	—	0.1	(0.3)	—	(0.2)
Net change in due to (from) affiliates	41.6	(60.4)	18.8	—	—

Net cash provided by (used in) financing activities	12.2	(62.7)	18.5	—	(32.0)

Change in cash and cash equivalents	—	82.0	(5.0)	—	77.0
Cash and cash equivalents at beginning of period	—	6.2	9.0	—	15.2

Cash and cash equivalents at end of period	$—	$88.2	$4.0	$—	$92.2

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5 – LONG-TERM DEBT (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2003

(Dollars in millions)

	Triad Hospitals, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(9.6)	$61.7	$4.7	$—	$56.8
Cash flows from investing activities
Purchases of property and equipment	—	(50.2)	(5.3)	—	(55.5)
Distributions and advances (to) from affiliates	0.2	(5.6)	8.6	—	3.2
Proceeds received on sales of assets	—	3.7	—	—	3.7
Other	—	(0.2)	—	—	(0.2)

Net cash provided by (used in) investing activities	0.2	(52.3)	3.3	—	(48.8)
Cash flows from financing activities
Payments of long-term debt	(16.5)	(0.7)	(0.1)	—	(17.3)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Distributions to minority partners, net	—	(3.2)	(0.6)	—	(3.8)
Net change in due to (from) affiliates	24.7	(13.9)	(10.8)	—	—

Net cash provided by (used in) financing activities	9.4	(17.8)	(11.5)	—	(19.9)

Change in cash and cash equivalents	—	(8.4)	(3.5)	—	(11.9)
Cash and cash equivalents at beginning of period	—	59.4	8.9	—	68.3

Cash and cash equivalents at end of period	$—	$51.0	$5.4	$—	$56.4

NOTE 6 – GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At March 31, 2004 and December 31, 2003, the amounts subject to the guarantees were $21.2 million and $19.9 million, respectively. Triad had accrued liabilities of $5.2 million and $4.6 million at March 31, 2004 and December 31, 2003, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $3.7 million at March 31, 2004.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Triad entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.11% at March 31, 2004.

Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. The interest rate swap is designated as a cash flow hedge and Triad believes that the hedge is highly effective.

At March 31, 2004, the fair value of the interest rate swap was a liability of $3.1 million and was recorded in other liabilities in the condensed consolidated balance sheet. At December 31, 2003, the fair value of the interest rate swaps were liabilities of $3.3 million recorded in other liabilities and $0.1 million in other current liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps was recognized through other comprehensive income (loss) (see NOTE 11).

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three months ended March 31, 2004 and 2003, options outstanding of 5,216,362 and 5,340,239, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares for the three months ended March 31, 2004 and 2003 are as follows:

	For the three months ended March 31,
	2004	2003
Weighted average shares exclusive of unreleased ESOP shares	74,336,910	73,158,648
Average of ESOP shares committed to be released	37,500	37,500

Basic weighted average shares outstanding	74,374,410	73,196,148

Effect of dilutive securities – employee stock options	1,323,291	1,854,985

Diluted weighted average shares outstanding	75,697,701	75,051,133

NOTE 9 – INVESTMENTS

Triad owns equity interests of 27.5% in Valley Health System LLC and 26.1% in Summerlin Hospital Medical Center LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. Triad owns an equity interest of 38.0% in Macon Healthcare LLC. HCA has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, LLC with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized statements of operations of these entities are as follows (in millions):

	For the three months ended March 31,
	2004	2003
Revenues	$224.6	$190.0

Net income	$15.2	$18.4

NOTE 10– SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended March 31,
	2004	2003
Revenues:
Owned operations	$1,097.9	$884.8
Management services	28.7	29.3
Corporate and other	—	—

	$1,126.6	$914.1

	For the three months ended March 31,
	2004	2003
Adjusted EBITDA (a):
Owned operations	$172.2	$161.0
Management services	3.9	3.9
Corporate and other	(14.4)	(11.4)

	$161.7	$153.5

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10– SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $5.6 million and $7.2 million in the three months ended March 31, 2004 and 2003, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 4).

A reconciliation of Adjusted EBITDA to income before income tax provision follows (in millions):

	For the three months ended March 31,
	2004	2003
Total Adjusted EBITDA for reportable segments	$161.7	$153.5

Depreciation	43.7	39.4
Amortization	1.4	1.5
Interest expense	32.7	33.1
Interest income	(0.5)	(0.6)
ESOP expense	2.4	2.1
Gain on sales of assets	(1.0)	(1.3)
Minority interests in earnings of consolidated entities	2.2	2.3

Income from continuing operations before income tax provision	$80.8	$77.0

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 11 – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of interest rate swaps and marketable equity securities, net of income tax, and is included as a component of stockholders’ equity.

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended March 31,
	2004	2003
Net income	$97.8	$47.3
Other comprehensive income (loss), net of income tax:
Net change in fair value of interest rate swaps	0.2	(0.2)
Net change in unrealized gain on marketable equity securities	0.1	—

Comprehensive income	$98.1	$47.1

Accumulated other comprehensive loss, net of income tax, at March 31, 2004 is comprised of $(1.9) million loss relating to the fair value of interest rate swaps and unrealized gain on marketable equity securities of $0.1 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12 – CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving one owned and two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger. The matter involving the two managed hospitals remains under seal and the matter involving the owned hospital has been settled. With respect to the matter involving the two managed hospitals, the government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12 – CONTINGENCIES (continued)

HCA Litigation and Investigations

HCA was the subject of governmental investigations and litigation relating to the business practices of HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. These investigations were concluded through a series of agreements executed in 2000 and 2003. HCA remains the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interest and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 13 – COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended March 31, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$457.4	$9.8	$447.6
Reimbursable expenses	13.5	—	13.5
Supplies	183.9	0.1	183.8
Other operating expenses	201.3	4.3	197.0
Provision for doubtful accounts	114.4	—	114.4
Depreciation	43.7	0.6	43.1
Amortization	1.4	—	1.4

Total	$1,015.6	$14.8	$1,000.8

	For the three months ended March 31, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$376.6	$9.1	$367.5
Reimbursable expenses	13.9	—	13.9
Supplies	139.6	0.2	139.4
Other operating expenses	165.4	2.7	162.7
Provision for doubtful accounts	72.3	—	72.3
Depreciation	39.4	0.6	38.8
Amortization	1.5	—	1.5

Total	$808.7	$12.6	$796.1

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ownership arrangements with not-for-profit hospital partners.

In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, one of which was sold in the first quarter of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first quarter of 2004, Triad sold two hospitals it leased to HCA and determined that one additional hospital would be designated as held for sale. These entities were reclassified as discontinued operations in the first quarter of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications.

The above described events significantly affect the comparability of the results of operations for the three months ended March 31, 2004 and 2003.

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

FORWARD LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the health care business,

•	the efforts of insurers and other payers, health care providers, and others to contain health care costs,

•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to health care providers,

•	changes in Federal, state or local regulations affecting the health care industry,

•	the possible enactment of Federal or state health care reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers from Triad,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of Triad’s common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geopolitical events,

•	future acquisitions, joint venture development or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of Triad’s business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	potential adverse impact of known and unknown government investigations, and

•	timeliness of reimbursement payments received under government programs.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increased volumes for more intensive cases, such as inpatient surgeries, and increases in managed care pricing. The increases in managed care pricing were less in 2004 compared to 2003. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future.

Patient volumes, on a same facility basis, have increased in 2004 compared to 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in the first quarter of 2003 from a general weakness in the overall economy. This trend began to subside in the fourth quarter of 2003. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 37.2% and 36.8% of total patient revenues for the three months ended March 31, 2004 and 2003, respectively. Patient revenues related to managed care plan patients were 41.5% and 41.1% of total patient revenues for the three months ended March 31, 2004 and 2003, respectively. Changes in the proportion of services being reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals, and equalizes the DRG base payment rate among hospitals. Triad is unable to predict the ultimate impact of MMA, and no assurance can be given that it will not have an adverse effect on Triad’s business. However, Triad anticipates that it may receive an additional $9 to $10 million in reimbursement from MMA during the remainder of 2004.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 46% and 45% of patient revenues for the three months ended March 31, 2004 and 2003, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows will deteriorate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians.

Management of Triad continues its focus on rationalizing its portfolio of facilities. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the facility or entering into joint ownership arrangements with not-for-profit hospital partners. These facilities increased revenues by $110.3 million in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

During the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, one of which was sold in the first quarter of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first quarter of 2004, Triad sold two hospitals it leased to HCA and determined that one additional hospital would be designated as held for sale. These facilities were reclassified as discontinued operations in the first quarter of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications. These facilities had revenues of $26.8 million and $40.3 million in the three months ended March 31, 2004 and 2003, respectively.

Other Trends

Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs. During the same time periods, Triad also experienced significant growth in uninsured receivables, partially from an increase in uninsured patient revenue. The increase in historical write-offs and increase in uninsured receivables led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During the first quarter of 2004, the amount of historical write-offs and the growth of uninsured receivables subsided. In the first quarter of 2004, uninsured receivables increased approximately $29.4 million although the percentage of uninsured receivables to billed hospital receivables decreased approximately 1%. Approximately $14.1 million of the growth in uninsured receivables was from four facilities acquired in December 2003, in which Triad did not acquire the accounts receivable. Excluding these facilities, the percentage of uninsured receivables to billed hospital receivables was relatively constant. The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	March 31, 2004	December 31, 2003
Insured receivables	64.6%	63.5%
Uninsured receivables	35.4%	36.5%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations

The approximate percentages of billed hospital receivables in summarized aging categories is as follows:

	March 31, 2004	December 31, 2003
0 to 60 days	59.3%	58.7%
61 to 150 days	25.8%	26.1%
151 to 360 days	14.0%	14.4%
Over 360 days	0.9%	0.8%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations

If uninsured receivables increase and collectibility of these receivables deteriorate, then Triad’s results of operations and financial position could be materially adversely affected.

Triad’s insurance costs increased substantially during 2003, along with others across the industry. The rate of increase subsided during the first quarter of 2004 due primarily to insurance premiums increasing at a slower rate. Triad has an extensive insurance program, of which the largest component is general and professional liability insurance. Triad currently records liabilities for its estimated retentions. Triad’s total insurance costs, on a same facility basis, increased approximately $1.6 million, or 6.7%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. If the rate of increase escalates, then Triad’s results of operations and cash flows would be affected.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Five of Triad’s hospitals had impairment indicators and were evaluated for potential long-lived asset impairment in 2003. Currently, the probability weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. If the projections of future cash flows deteriorate, then impairment of these assets may be required.

Operating Results Summary

The following is a summary of operating results from continuing operations for the three months ended March 31, 2004 and 2003 (dollars in millions, except per share amounts and ratios):

	For the three months ended
	2004		2003
	Amount	Percentage	Amount	Percentage
Revenues	$1,126.6	100.0	$914.1	100.0

Salaries and benefits	457.4	40.6	376.6	41.2
Reimbursable expenses	13.5	1.2	13.9	1.5
Supplies	183.9	16.3	139.6	15.3
Other operating expenses	201.3	17.8	165.4	18.1
Provision for doubtful accounts	114.4	10.2	72.3	7.9
Depreciation and amortization	45.1	4.0	40.9	4.4
Interest expense, net	32.2	2.9	32.5	3.6
ESOP expense	2.4	0.2	2.1	0.2
Gain on sales of assets	(1.0)	(0.1)	(1.3)	(0.1)

	1,049.2	93.1	842.0	92.1

Income from continuing operations before minority interests, equity in earnings and income tax provision	77.4	6.9	72.1	7.9
Minority interests in earnings of consolidated entities	(2.2)	(0.2)	(2.3)	(0.3)
Equity in earnings of affiliates	5.6	0.5	7.2	0.8

Income from continuing operations before income tax provision	80.8	7.2	77.0	8.4
Income tax provision	(31.2)	(2.8)	(30.2)	(3.3)

Income from continuing operations	$49.6	4.4	$46.8	5.1

Income per common share from continuing operations
Basic	$0.67		$0.64
Diluted	$0.66		$0.62
Number of hospitals at end of period (a)
Owned	49		42
Managed joint ventures	1		1

Total	50		43
Licensed beds at end of period (b)	8,110		7,418
Available beds at end of period (c)	7,232		6,723
Admissions (d)
Owned	82,184		69,867
Managed joint ventures	1,460		1,530

Total	83,644		71,397
Adjusted admissions (e)	138,651		117,019
Outpatient visits excluding outpatient surgeries	926,339		801,206
Inpatient surgeries	30,464		25,921
Outpatient surgeries	79,439		68,806

Total surgeries	109,903		94,727
Average length of stay (f)	4.8		5.0
Outpatient revenue percentage	46%		45%
Inpatient revenue per admission	$7,087		$6,824
Outpatient revenue per outpatient visit	$533		$485
Patient revenue per adjusted admission	$7,761		$7,395

(a)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended March 31, 2004 and 2003

Income from continuing operations increased to $49.6 million in the three months ended March 31, 2004 from $46.8 million in the three months ended March 31, 2003. This was due primarily to an 11.2% increase in same facility revenues. This was partially offset by increases in supplies and provision for doubtful accounts as a percentage of revenues.

Revenues increased to $1,126.6 million in the three months ended March 31, 2004 compared to $914.1 million in the three months ended March 31, 2003. Same facility revenues increased 11.2% in 2004 compared to 2003, which includes $1.5 million and $6.6 million in favorable prior year cost report settlements during 2004 and 2003, respectively. Excluding prior year cost report settlements, same facility patient revenue per adjusted admission increased 5.1% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 6.9% and 8.3%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 4% in 2004 compared to 2003. Same facility admissions and adjusted admissions increased 5.9% and 7.1%, respectively, in 2004 compared to 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in the first quarter of 2003 from a general weakness in the overall economy. This trend began to subside in the fourth quarter of 2003. Triad had increases in revenues of $110.3 million, admissions of 8,204, adjusted admissions of 13,286, inpatient surgeries of 2,745, outpatient surgeries of 4,902 and outpatient visits of 100,105 from the acquisitions of seven hospitals in the fourth quarter of 2003.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 40.6% in the three months ended March 31, 2004 from 41.2% in the three months ended March 31, 2003. Employee benefit costs decreased, as a percentage of revenue, to 7.6% in 2004 compared to 8.0% in 2003. This was due to employee health benefit costs on a same facility basis moderating during 2004, increasing $1.3 million, or 3%, compared to $8.3 million, or 24%, in 2003.

Reimbursable expenses as a percentage of revenue decreased to 1.2% in the three months ended March 31, 2004 from 1.5% in the three months ended March 31, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies increased as a percentage of revenues to 16.3% in the three months ended March 31, 2004 from 15.3% in the three months ended March 31, 2003. This was due primarily to supplies per adjusted admission increasing 11.2% from an increase in patient acuity due to increased surgical volume.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) decreased as a percentage of revenues to 17.8% in the three months ended March 31, 2004 compared to 18.1% in the three months ended March 31, 2003. On a same facility basis, other operating expenses increased 9.9% while same facility revenues increased 11.2%. This was due primarily to the rate of increase in insurance costs subsiding, increasing $1.6 million on a same facility basis, or 6.7% (see “Other Trends”). This was partially offset by an increase in repairs and maintenance, on a same facility basis, of $2.8 million, or 16.3%.

Provision for doubtful accounts as a percentage of revenues increased to 10.2% in the three months ended March 31, 2004 compared to 7.9% in the three months ended March 31, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003 (see “Other Trends”). Although the growth in Triad’s uninsured receivables subsided during the first quarter of 2004, if uninsured receivables increase in the future then Triad’s results of operations and financial position could be materially adversely affected.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization increased to $45.1 million in the three months ended March 31, 2004 from $40.9 million in the three months ended March 31, 2003, primarily due to the acquisition of seven hospitals in the fourth quarter of 2003.

Interest expense, which was offset by $0.5 million and $0.6 million of interest income in the three months ended March 31, 2004 and 2003, respectively, remained relatively constant in 2004 compared to 2003.

Gain on sales of assets in the three months ended March 31, 2004 was comprised primarily of a $0.9 million gain on the sale of a reference lab. Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the three months ended March 31, 2003.

Minority interests remained relatively constant in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Equity in earnings of affiliates was $5.6 million in the three months ended March 31, 2004 compared to $7.2 million in the three months ended March 31, 2003 due to reduced earnings at Triad’s non-consolidating joint venture in Las Vegas, Nevada.

Income tax provision was $31.2 million in the three months ended March 31, 2004 compared to $30.2 million in the three months ended March 31, 2003. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $56.2 million in the three months ended March 31, 2004 compared to $56.8 million in the three months ended March 31, 2003. Accounts receivable increased $48.7 million in 2004 compared to $32.0 million in 2003 due primarily to increases at four hospitals acquired during the fourth quarter of 2003 where the accounts receivable was not acquired. In addition, accounts receivable increased due to higher volumes during the latter part of the first quarter of 2004, which Triad anticipates will be collected in the second quarter. Accounts receivable days were relatively constant in 2004 compared to 2003, although accounts receivable days decreased 2 days in the first quarter of 2004 compared to the fourth quarter of 2003. Payments for malpractice insurance premiums decreased $4.1 million in 2004 compared to 2003. Payments for salaries and payroll taxes decreased $7.7 million in 2004 compared to 2003 due to timing of pay periods. Triad paid $21.3 million in annual incentive payments in 2004 compared to $23.1 million in 2003. Triad also paid $23.5 million in annual retirement plan contributions in 2004 compared to $21.6 million in 2003. Triad had $47.0 million of income taxes payable, of which approximately $15.3 million relates to one sales transaction, at March 31, 2004. Triad anticipates that the income tax payments will be made in the second quarter of 2004.

Cash provided by investing activities was $52.8 million in the three months ended March 31, 2004 compared to cash used in investing activities of $48.8 million in the three months ended March 31, 2003. This was due to $155.2 million of proceeds received on the sales of one hospital in Tucson, Arizona and two hospitals and three surgery centers in the Kansas City, Missouri area. This was partially offset by an increase in capital expenditures of $48.4 million in 2004 compared to 2003 due primarily to the commencement of construction of three new hospitals during the last half of 2003. Triad currently anticipates expending up to $375 million (approximately $285 million for expansion and development) in capital expenditures for the remainder of 2004.

Cash used in financing activities was $32.0 million in the three months ended March 31, 2004 compared to $19.9 million in the three months ended March 31, 2003. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on the sale of El Dorado Hospital, discussed below.

At March 31, 2004, Triad’s indebtedness consisted of a Tranche A term loan of $107.5 million bearing interest at LIBOR plus 2.25% (3.34% at March 31, 2004) with principal amounts due through 2007, a Tranche B term loan of $410.1 million bearing interest at LIBOR plus 2.25% (3.34% at March 31, 2004) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 8.75% with principal amounts due in 2009, $600 million of senior subordinated notes bearing interest at 7% with principal amounts due in 2013 and $4.2 million of senior subordinated notes bearing interest at 11.0% with principal amounts due in 2009. The 11% senior subordinated notes are callable, at Triad’s option, in May 2004, the 7% senior subordinated notes are callable, at

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad’s option, in November 2008 and the senior notes are callable, at Triad’s option, in May 2005. At March 31, 2004 Triad had a $250 million line of credit which bears interest at LIBOR plus 2.25%. At March 31, 2004 no amounts were outstanding under the line of credit although there were $28.4 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad. In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0%, depending upon the total leverage of Triad.

Triad’s term loans and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8¾% senior notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8¾% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $64.2 million on the tendered 8¾% notes and effectuated the amendments to the 8¾% notes indenture. The tender expiration date is May 17, 2004. Triad will pay a minimal amount of additional consideration if the remaining $0.1 million principal amounts are tendered by May 17, 2004. If all of the 8¾% notes are tendered, Triad will record a charge to earnings in the second quarter of 2004 of approximately $76 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $6.0 million in debt issue costs related to the issuance of the notes, which will be amortized over the period the notes are outstanding. Triad used all of the proceeds of the notes and cash on hand to pay for the tender of the 8¾% senior notes and the issue costs of the 7% senior notes.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.11% at March 31, 2004. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad’s interest rate swap agreement is designated as a cash flow hedge.

At March 31, 2004, Triad had working capital of $529.1 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2004. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad has commenced development of a new hospital in Mesquite, Nevada. The project is expected to be completed in the third quarter of 2004. The anticipated cost of this project is approximately $30 million. As of March 31, 2004, approximately $16.4 million has been spent on this project.

Triad has commenced development of a new hospital in Tucson, Arizona. The anticipated cost of the project is approximately $90 million and completion is expected in the first quarter of 2005. As of March 31, 2004, approximately $26.4 million has been spent on this project.

Triad has entered into a joint arrangement with a non-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the non-profit organization funding the remainder. Triad would also lease its existing facility to the joint entity. Triad has commenced development on this project and anticipates completion in the first quarter of 2005. As of March 31, 2004, approximately $17.9 million has been spent on this project.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad anticipates building a replacement acute care hospital in Palmer, Alaska. The replacement facility would cost approximately $88 million. Triad anticipates that construction could begin in the second quarter of 2004.

Triad anticipates that it will construct a replacement facility in Springfield, Oregon for approximately $85 million. Triad anticipates that construction could begin in the third quarter of 2004.

One of Triad’s non-consolidating joint entities has constructed a new acute care hospital. Triad has contributed approximately $22 million for this project as of March 31, 2004 funded by distributions it would have otherwise received.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. Triad anticipates that it would be the majority owner in the venture. The not-for-profit hospital would contribute its current operations to the venture. The venture would build a replacement facility that would cost approximately $170 million. Triad anticipates that a closing under a definitive agreement could occur during the third quarter of 2004.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the third quarter of 2004.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $250 million over the next several years related to these projects.

Triad expects that its anticipated capital expenditures, including expansion and development projects, will be funded with either operating cash flows, existing credit facility, or proceeds from the sales of securities using its existing shelf registration statement or a private placement.

In February 2004, Triad sold El Dorado Hospital in Tucson, Arizona for approximately $33.2 million plus working capital. A minimal loss on the sale was recognized in the first quarter of 2004. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In February 2004, Triad entered into a definitive agreement to sell certain assets related to its leased acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad closed under the definitive agreement in April 2004. Triad anticipates recording a deferred gain on the sale of the facility in the second quarter of 2004. The gain would be recognized ratably as the note payments are received. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In February 2004, Triad entered into a definitive agreement to sell its acute care hospital in Alice, Texas for approximately $18.0 million plus working capital. The book value of the assets to be sold at March 31, 2004 was approximately the sales price. Triad anticipates a closing under the definitive agreement in the second quarter of 2004. This facility was reclassified to discontinued operations in the first quarter of 2004.

Triad closed under a definitive agreement to sell two acute care hospitals and three ambulatory surgery centers it leased to HCA in the Kansas City, Missouri area to HCA for approximately $136 million in the first quarter of 2004. Approximately $21 million of the proceeds were being held in escrow as of March 31, 2004. The escrow was released to Triad in April 2004. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $84 million. These facilities were reclassified to discontinued operations in the first quarter of 2004.

The facilities included in discontinued operations had revenues of $26.8 million and $40.3 million for the three months ended March 31, 2004 and 2003, respectively. These facilities had pre-tax income of $83.7 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. Included in the pre-tax income for the three months ended March 31, 2004 were $83.9 million in pre-tax gain on sales of assets.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad would then pursue collections from the patient. At March 31, 2004, the amounts subject to the guarantees were $21.2 million. Triad had $5.2 million reserved at March 31, 2004 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $3.7 million at March 31, 2004.

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

HCA Litigation and Investigations

HCA was the subject of governmental investigations and litigation relating to the business practices of HCA and its subsidiaries, including subsidiaries that, prior to the spin-off from HCA, owned facilities now owned by Triad. These investigations were concluded through a series of agreements executed in 2000 and 2003. HCA remains the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws.

Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA. The terms of the distribution agreement provide that HCA will indemnify Triad for any losses (other than consequential damages) which it may incur as a result of the proceedings described above. HCA has also agreed to indemnify Triad for any losses (other than consequential damages) which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and that relate to the proceedings described above. HCA has also agreed that, in the event that any hospital owned by Triad at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In December 2000, the CMS acting under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) released final regulation, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

On March 25, 2004, CMS published regulations intended to clarify parts of the Social Security Act commonly known as the “Stark Law”. These regulations were Phase II of a two-phase process. CMS will take comments on these regulations through June 24, 2004 and the regulations will become effective on July 26, 2004. Triad cannot predict the final form that these regulations will take or the effect that the final regulation will have on Triad.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad has entered into an interest rate swap. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap is consummated. The interest rate swap was entered into as a cash flow hedge, which effectively converts a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract.

Triad has entered into an interest rate swap which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.11% at March 31, 2004.

With respect to Triad’s interest-bearing liabilities, approximately $517.5 million of long-term debt at March 31, 2004 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,208.5 million at March 31, 2004 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,791.5 million at March 31, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pretax earnings would be approximately $4.2 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2004, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits:

Exhibit Number	Description
10.1	Amendment No. 6 dated as of March 12, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

On January 12, 2004, Triad reported that it had issued a press release announcing expectations relating to its financial results for the three months ended December 31, 2003 and the fiscal year ending December 31, 2004.

On February 23, 2004, Triad reported that it had issued a press release reporting its 2003 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: May 10, 2004	By:	/s/ BURKE W. WHITMAN
Burke W. Whitman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 6 dated as of March 12, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.