Form 10-Q
period 2004-06-30
TRIAD HOSPITALS INC
filed 2004-08-06
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 76,796,788.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended June 30, 2004 and 2003

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the six months ended
	2004	2003	2004	2003
Revenues	$1,092.5	$897.4	$2,198.3	$1,792.5

Salaries and benefits	439.6	369.8	885.9	736.8
Reimbursable expenses	12.9	13.0	26.4	26.9
Supplies	176.0	139.9	355.0	274.9
Other operating expenses	202.4	169.6	403.0	334.6
Provision for doubtful accounts	116.2	73.6	228.7	144.4
Depreciation	44.2	39.4	87.3	78.1
Amortization	1.7	1.5	3.1	3.0
Interest expense	28.2	33.6	60.9	66.6
Interest income	(0.6)	(0.6)	(1.1)	(1.1)
Refinancing transaction costs	76.0	—	76.0	—
ESOP expense	2.6	2.0	5.0	4.1
(Gain) loss on sales of assets	0.7	0.1	(0.3)	(1.2)

Total operating expenses	1,099.9	841.9	2,129.9	1,667.1

Income (loss) from continuing operations before minority interests, equity in earnings and income tax (provision) benefit	(7.4)	55.5	68.4	125.4

Minority interests in earnings of consolidated entities	(3.5)	(2.0)	(5.4)	(4.0)
Equity in earnings of affiliates	4.6	8.1	10.2	15.3

Income (loss) from continuing operations before income tax (provision) benefit	(6.3)	61.6	73.2	136.7
Income tax (provision) benefit	1.4	(24.3)	(29.3)	(53.9)

Income (loss) from continuing operations	(4.9)	37.3	43.9	82.8

Income (loss) from discontinued operations, net of tax	(0.3)	0.7	48.7	2.5

Net income (loss)	$(5.2)	$38.0	$92.6	$85.3

Income (loss) per common share:
Basic:
Continuing operations	$(0.07)	$0.51	$0.59	$1.13
Discontinued operations	$—	$0.01	$0.65	$0.03

Net	$(0.07)	$0.52	$1.24	$1.16

Diluted:
Continuing operations	$(0.07)	$0.50	$0.58	$1.11
Discontinued operations	$—	$0.01	$0.64	$0.03

Net	$(0.07)	$0.51	$1.22	$1.14

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39.7	$14.5
Accounts receivable, less allowances for doubtful accounts of $310.4 at June 30, 2004 and $257.3 at December 31, 2003	618.4	606.0
Inventories	112.8	109.2
Deferred income taxes	54.0	36.5
Prepaid expenses	34.5	43.0
Discontinued operations assets	46.9	152.9
Other	96.3	60.5

	1,002.6	1,022.6
Property and equipment, at cost:
Land	168.3	169.0
Buildings and improvements	1,406.2	1,404.6
Equipment	1,188.3	1,123.9
Construction in progress	258.0	144.7

	3,020.8	2,842.2
Accumulated depreciation	(824.1)	(747.2)

	2,196.7	2,095.0
Goodwill	1,253.5	1,231.4
Intangible assets, net of accumulated amortization	73.9	71.5
Investment in and advances to affiliates	196.9	191.1
Other	115.9	123.8

Total assets	$4,839.5	$4,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.3	$151.4
Accrued salaries	120.6	121.5
Current portion of long-term debt	77.9	73.7
Discontinued operations liabilities	8.2	17.9
Other current liabilities	164.3	145.6

	498.3	510.1
Long-term debt	1,625.8	1,684.4
Other liabilities	124.5	118.1
Deferred taxes	207.5	174.7
Minority interests in equity of consolidated entities	183.7	171.8
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 76,596,344 and 75,633,354 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	0.8	0.8
Additional paid-in capital	1,932.5	1,904.6
Unearned ESOP compensation	(15.5)	(17.2)
Accumulated other comprehensive loss	(0.9)	(2.1)
Accumulated earnings	282.8	190.2

Total stockholders’ equity	2,199.7	2,076.3

Total liabilities and stockholders’ equity	$4,839.5	$4,735.4

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended June 30, 2004 and 2003

Unaudited

(Dollars in millions)

	For the six months ended
	2004	2003
Cash flows from operating activities:
Net income	$92.6	$85.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(48.7)	(2.5)
Provision for doubtful accounts	228.7	144.4
Depreciation and amortization	90.4	81.1
ESOP expense	5.0	4.1
Minority interests	5.4	4.0
Equity in earnings of affiliates	(10.2)	(15.3)
Gain on sales of assets	(0.3)	(1.2)
Deferred income tax provision (benefit)	(2.1)	46.3
Non-cash interest expense	4.1	3.8
Refinancing transaction costs	76.0	—
Non-cash stock option expense	0.7	0.2
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(239.6)	(163.0)
Inventories and other assets	(32.6)	(4.0)
Accounts payable and other current liabilities	(31.6)	(33.0)
Other	10.1	23.5

Net cash provided by operating activities	147.9	173.7

Cash flows from investing activities:
Purchases of property and equipment	(216.7)	(118.9)
Distributions and advances from affiliates	4.4	6.4
Proceeds received on sales of assets	197.3	3.8
Acquisitions, net of cash acquired	(0.7)	—
Other	—	(0.3)

Net cash used in investing activities	(15.7)	(109.0)

Cash flows from financing activities:
Payments of long-term debt	(732.3)	(33.9)
Proceeds from issuance of long-term debt	675.0	—
Payment of debt issue costs	(9.1)	—
Payment of refinancing transaction costs	(65.8)	—
Proceeds from issuance of common stock	18.9	6.1
Contributions from (distributions to) minority partners, net	6.3	(5.5)

Net cash used in financing activities	(107.0)	(33.3)

Change in cash and cash equivalents	25.2	31.4
Cash and cash equivalents at beginning of period	14.5	67.7

Cash and cash equivalents at end of period	$39.7	$99.1

Cash paid for:
Interest	$61.9	$63.7
Income taxes, net of refunds	$66.7	$2.7

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

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—STOCK BENEFIT PLANS

Triad’s stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad discloses the pro forma effect on net income and earnings per share in its interim financial statements under the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). The disclosure provisions of SFAS 148 require pro forma disclosure as if Triad had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” to all stock-based compensation. The following table illustrates the pro forma effect (dollars in millions except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations, as reported	$(4.9)	$37.3	$43.9	$82.8
Add: Stock option expense recorded	0.4	0.1	0.5	0.2
Less: Fair value stock option expense	(6.4)	(4.7)	(10.8)	(8.5)

Pro forma	$(10.9)	$32.7	$33.6	$74.5

Net income (loss), as reported	$(5.2)	$38.0	$92.6	$85.3
Add: Stock option expense recorded	0.4	0.1	0.5	0.2
Less: Fair value stock option expense	(6.4)	(4.7)	(10.8)	(8.5)

Pro forma	$(11.2)	$33.4	$82.3	$77.0

Basic income (loss) per share
Income (loss) from continuing operations, as reported	$(0.07)	$0.51	$0.59	$1.13
Add: Stock option expense recorded	0.01	—	0.01	—
Less: Fair value stock option expense	(0.09)	(0.06)	(0.15)	(0.11)

Pro forma	$(0.15)	$0.45	$0.45	$1.02

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(0.07)	$0.52	$1.24	$1.16
Add: Stock option expense recorded	0.01	—	0.01	—
Less: Fair value stock option expense	(0.09)	(0.06)	(0.15)	(0.11)

Pro forma	$(0.15)	$0.46	$1.10	$1.05

Diluted income (loss) per share
Income (loss) from continuing operations, as reported	$(0.07)	$0.50	$0.58	$1.11
Add: Stock option expense recorded	0.01	—	0.01	—
Less: Fair value stock option expense	(0.09)	(0.06)	(0.15)	(0.10)

Pro forma	$(0.15)	$0.44	$0.44	$1.01

Net income (loss), as reported	$(0.07)	$0.51	$1.22	$1.14
Add: Stock option expense recorded	0.01	—	0.01	—
Less: Fair value stock option expense	(0.09)	(0.06)	(0.15)	(0.10)

Pro forma	$(0.15)	$0.45	$1.08	$1.04

During the six months ended June 30, 2004, 173,986 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $4.9 million and 12,137 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.3 million. Additionally during the six months ended June 30, 2004, 774,519 stock options were exercised for proceeds of $13.7 million.

During the six months ended June 30, 2004, 2,677,500 stock options were granted with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 3—ACQUISITIONS

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

	June 30, 2004	December 31, 2003
Current assets	$39.2	$39.2
Property and equipment	138.5	163.5
Goodwill	56.6	37.1
Intangible assets	11.4	5.9
Other assets	5.8	5.8
Current liabilities	(17.4)	(17.4)
Minority interests	(48.9)	(48.9)
Long-term debt	(0.1)	(0.1)

	$185.1	$185.1

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—ACQUISITIONS (continued)

Acquired intangible assets totaled $11.4 million, of which $10.2 million was assigned to trade names that are not subject to amortization and $1.2 million was assigned to medical group employment contracts that will be amortized over two years.

The acquired goodwill totaling $56.6 million was assigned to the owned operations segment, of which approximately $23.7 million is expected to be deductible for tax purposes.

NOTE 4—DISCONTINUED OPERATIONS

Triad entered into a definitive agreement in May 2004 to sell its acute care hospital in San Leandro, California for approximately $35.0 million less net assumed liabilities. Triad closed under the definitive agreement in July 2004. Triad will record a gain on the sale of approximately $11 million in the third quarter of 2004. Management’s decision to dispose of this facility will allow management to focus its efforts on facilities that are more aligned with its operating strategy.

Triad entered into an agreement in February 2004 to sell Alice Regional Hospital in Alice, Texas for $18 million, less net liabilities assumed. The book value of the assets sold at June 30, 2004, after prior years impairment charges, was approximately the sales price. Triad closed under the agreement and received the sales proceeds on June 30, 2004. The sale was effective July 1, 2004. Management’s decision to dispose of this facility will allow management to focus its efforts on facilities that are more aligned with its operating strategy and can achieve higher financial performance.

Triad closed under a definitive agreement in May 2004 to sell certain assets related to its leased acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad recorded a minimal deferred gain on the sale of these assets in the second quarter of 2004. The gain will be recognized ratably as the note payments are received.

Triad closed under a definitive agreement in March 2004 to sell two hospitals and three ambulatory surgery centers it leased in the Kansas City, Missouri area to HCA, Inc. (“HCA”) for $136 million. Approximately $21 million of the proceeds were held in escrow at closing. The escrow was released to Triad in April 2004. Triad recognized a pre -tax gain on sale of assets of approximately $84 million in the first quarter of 2004.

Triad closed under a definitive agreement in February 2004 to sell El Dorado Hospital in Tucson, Arizona for $33.2 million plus working capital. A minimal loss was recognized during the first quarter of 2004.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. The carrying amounts of the major classes of these assets and liabilities are as follows:

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—DISCONTINUED OPERATIONS (continued)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$0.5	$0.7
Accounts receivable, net	0.9	14.1
Inventories	2.5	5.3
Other current assets	0.4	4.1
Property and equipment, net	40.7	106.3
Goodwill	1.9	22.3
Other assets	—	0.1

Total discontinued operations assets	$46.9	$152.9

Liabilities
Accounts payable	$1.9	$5.9
Accrued salaries	2.4	4.8
Current portion long-term debt	0.7	1.0
Other current liabilities	—	2.9
Long-term debt	0.2	0.9
Minority interest	3.0	2.4

Total discontinued operations liabilities	$8.2	$17.9

Revenues and income (loss) for these entities have been reclassified and are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax” for all periods presented. The amounts for the three and six months ended June 30, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$35.7	$56.4	$83.2	$115.8

Pre-tax income (loss) from operations	$(0.4)	$1.1	$0.7	$4.0
Income tax (provision) benefit	0.1	(0.4)	(0.3)	(1.5)

	(0.3)	0.7	0.4	2.5
Gain on disposal, net of tax provision of $35.5 million	—	—	48.3	—

	$(0.3)	$0.7	$48.7	$2.5

NOTE 5—LONG-TERM DEBT

In June 2004, Triad increased its line of credit to $400 million from $250 million by an amendment to its bank credit facility. The amendment also favorably modified certain covenants and allowed Triad to call its remaining 11% senior subordinated notes. In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25% from LIBOR plus 3.0%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad. Triad incurred approximately $3.2 million in debt issue costs related to the amendments, which will be amortized over the remaining life of the loans using the effective interest method.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8¾% senior notes due 2009 and to amend or eliminate substantially all the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8¾% notes, which had been previously tendered. Triad paid tender premium, consent payments and other fees of approximately $65.6 million on the tendered 8¾% notes and effectuated the amendments to the 8¾% notes indenture. The remaining $0.1 million principal amounts were acquired, either by tender or discharge after the tender expiration date. Triad recorded refinancing transaction costs in the second quarter of 2004 of approximately

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—LONG-TERM DEBT (continued)

$75.8 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.9 million in debt issue costs related the issuance of the notes, which will be amortized over the period the notes are outstanding using the effective interest method.

Triad called the remaining principal of approximately $4.2 million of its 11% senior subordinated notes on June 28, 2004. Triad recorded refinancing transaction costs in the second quarter of 2004 of $0.2 million for the call premium on these notes.

NOTE 6—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. At June 30, 2004 and December 31, 2003, the amounts subject to the guarantees were $21.8 million and $19.9 million, respectively. Triad had accrued liabilities of $5.5 million and $4.6 million at June 30, 2004 and December 31, 2003, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amounts of the guarantees are $2.5 million at June 30, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at June 30, 2004.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

Triad entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.56% at June 30, 2004.

Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. The interest rate swap is designated as a cash flow hedge and Triad believes that the hedge is highly effective.

At June 30, 2004, the fair value of the interest rate swap was a liability of $1.6 million and was recorded in other current liabilities in the condensed consolidated balance sheet. At December 31, 2003, the fair value of the interest rate swaps were liabilities of $3.3 million recorded in other liabilities and $0.1 million in other current liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps was recognized through other comprehensive income (loss) (see NOTE 11).

NOTE 8—INCOME (LOSS) PER SHARE

Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 11,592,087 as of June 30, 2004 were not included in the diluted loss per share calculation for

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—INCOME (LOSS) PER SHARE (continued)

the three months ended June 30, 2004 since the impact was antidilutive. Options outstanding of 2,842,938 for the six months ended June 30, 2004 and options outstanding of 6,627,488 for the three and six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares for the three and six months ended June 30, 2004 and 2003 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Weighted average shares exclusive of unreleased ESOP shares	74,691,986	73,227,240	74,517,889	73,193,133
Average of ESOP shares committed to be released	112,500	112,500	75,000	75,000

Basic weighted average shares outstanding	74,804,486	73,339,740	74,592,889	73,268,133

Effect of dilutive securities– employee stock options	—	1,560,407	1,388,685	1,707,696

Diluted weighted average shares outstanding	74,804,486	74,900,147	75,981,574	74,975,829

NOTE 9—INVESTMENTS

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$221.9	$195.7	$446.5	$385.7

Net income	$13.8	$26.3	$29.0	$44.7

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Owned operations	$1,064.5	$868.1	$2,141.6	$1,733.9
Management services	28.0	29.3	56.7	58.6
Corporate and other	—	—	—	—

	$1,092.5	$897.4	$2,198.3	$1,792.5

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Adjusted EBITDA (a):
Owned operations	$170.2	$153.8	$340.2	$311.9
Management services	(2.0)	2.2	1.9	6.1
Corporate and other	(18.2)	(16.4)	(32.6)	(27.8)

	$150.0	$139.6	$309.5	$290.2

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $4.6 million and $8.1 million in the three months ended June 30, 2004 and 2003, respectively, and $10.2 million and $15.3 million for the six months ended June 30, 2004 and 2003, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 4).

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income tax (provision) benefit follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total Adjusted EBITDA for reportable segments	$150.0	$139.6	$309.5	$290.2

Depreciation	44.2	39.4	87.3	78.1
Amortization	1.7	1.5	3.1	3.0
Interest expense	28.2	33.6	60.9	66.6
Interest income	(0.6)	(0.6)	(1.1)	(1.1)
Refinancing transaction costs	76.0	—	76.0	—
ESOP expense	2.6	2.0	5.0	4.1
(Gain) loss on sales of assets	0.7	0.1	(0.3)	(1.2)
Minority interests in earnings of consolidated entities	3.5	2.0	5.4	4.0

Income (loss) from continuing operations before income tax (provision) benefit	$(6.3)	$61.6	$73.2	$136.7

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, (gain) loss on sales of assets, minority interests in earnings of consolidated entities, income tax (provision) benefit and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 11—COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes the net change in the fair value of interest rate swaps and marketable equity securities, net of income tax, and is included as a component of stockholders’ equity.

The components of comprehensive income (loss), net of income tax, are as follows (in millions):

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—COMPREHENSIVE INCOME (LOSS) (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(5.2)	$38.0	$92.6	$85.3
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	0.9	0.4	1.1	0.2
Net change in unrealized gain on marketable equity securities	—	—	0.1	—

Comprehensive income (loss)	$(4.3)	$38.4	$93.8	$85.5

Accumulated other comprehensive loss, net of income tax, at June 30, 2004 is comprised of $(1.0) million loss relating to the fair value of interest rate swaps and unrealized gain on marketable equity securities of $0.1 million.

NOTE 12—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources (“QHR”), which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The Federal government elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12—CONTINGENCIES (LOSS) (continued)

Income Taxes

The Internal Revenue Service (“IRS”) is in the process of conducting an examination of the Federal income tax returns of Triad filed during the calendar years December 31, 1999, 2000, 2001 and 2002, and the Federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. Although the examinations are still ongoing, the IRS has proposed several adjustments to which Triad has consented. The nature of the proposed adjustments relate to carryover adjustments from previous audit settlements of Quorum and to adjustments proposed by Triad to correct various tax accounting matters. In the opinion of management, the proposed adjustments will not have a material effect on Triad’s results of operations or financial position.

The IRS has proposed adjustments with respect to partnership returns of income for certain jointly owned entities in which Quorum owned a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the jointly owned entities with the Appeals Division of the IRS contesting substantially all of the proposed adjustments, and Triad has since been negotiating with the Appeals Division in an effort to resolve these matters. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

HCA Investigation

HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA providing that HCA will indemnify, or make specified cash payments to, Triad for certain losses (other than consequential damages) resulting from certain governmental investigations and litigation to which HCA was previously subject and related acts. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects. The extent to which Triad may or may not be affected by the ongoing investigation of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad, QHR, and Intensive Resource Group, a subsidiary of QHR (“IRG”), are defendants against claims for breaches of employment contracts filed in separate lawsuits involving two former employees of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, in one of such lawsuits a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have filed various post-trial motions and intend to appeal such judgment. Triad reserved $6.4 million in the three months ended June 30, 2004 in respect of these claims.

Triad is subject to other claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad’s results of operations or financial position.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 13—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended June 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$439.6	$10.8	$428.8
Reimbursable expenses	12.9	—	12.9
Supplies	176.0	0.1	175.9
Other operating expenses	202.4	4.8	197.6
Provision for doubtful accounts	116.2	—	116.2
Depreciation	44.2	0.6	43.6
Amortization	1.7	—	1.7

Total	$993.0	$16.3	$976.7

	For the three months ended June 30, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$369.8	$8.5	$361.3
Reimbursable expenses	13.0	—	13.0
Supplies	139.9	0.2	139.7
Other operating expenses	169.6	6.6	163.0
Provision for doubtful accounts	73.6	—	73.6
Depreciation	39.4	0.3	39.1
Amortization	1.5	—	1.5

Total	$806.8	$15.6	$791.2

	For the six months ended June 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$885.9	$20.7	$865.2
Reimbursable expenses	26.4	—	26.4
Supplies	355.0	0.2	354.8
Other operating expenses	403.0	11.3	391.7
Provision for doubtful accounts	228.7	—	228.7
Depreciation	87.3	1.2	86.1
Amortization	3.1	—	3.1

Total	$1,989.4	$33.4	$1,956.0

	For the six months ended June 30, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$736.8	$17.6	$719.2
Reimbursable expenses	26.9	—	26.9
Supplies	274.9	0.4	274.5
Other operating expenses	334.6	11.8	322.8
Provision for doubtful accounts	144.4	—	144.4
Depreciation	78.1	0.9	77.2
Amortization	3.0	—	3.0

Total	$1,598.7	$30.7	$1,568.0

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ownership arrangements with not-for-profit hospital partners.

The above described events significantly affect the comparability of the results of operations for the three and six months ended June 30, 2004 and 2003.

In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in the first six months of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first six months of 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale. These entities were reclassified as discontinued operations in the first six months of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications to discontinued operations.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increased volumes for more intensive cases, such as inpatient surgeries, and from increases in managed care pricing. The increases in managed care pricing were less in the first six months of 2004 compared to the first six months of 2003. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future.

Patient volumes, on a same facility basis, have increased in the first six months of 2004 compared to the first six months of 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy. This trend subsided in the fourth quarter of 2003. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 35.2% and 35.6% of total patient revenues for the three months ended June 30, 2004 and 2003, respectively, and 36.1% of total patient revenues for each of the six months ended June 30, 2004 and 2003. Patient revenues related to managed care plan patients were 42.4% and 42.2% of total patient revenues for the three months ended June 30, 2004 and 2003, respectively, and 42.1% and 41.8% of total patient revenues for the six months ended June 30, 2004 and 2003, respectively. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program the quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals, and equalizes the DRG base payment rate among hospitals. Triad is unable to predict the ultimate impact of MMA, and no assurance can be given that it will not have an adverse effect on Triad’s business. However, Triad received additional reimbursement of approximately $2.5 million in the second quarter of 2004 and anticipates that it may receive an additional $6 to $7 million in reimbursement from MMA during the remainder of 2004.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 48% and 47% of patient revenues for the three months

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

ended June 30, 2004 and 2003, respectively, and 47% and 46% of patient revenues for the six months ended June 30, 2004 and 2003, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans, and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. These challenges are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve managed care contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows will deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions made primarily by the local management teams and local physicians.

Management of Triad continues its focus on rationalizing its portfolio of facilities. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the facility or entering into joint ownership arrangements with not-for-profit hospital partners. These facilities increased revenues by $108.4 million and $218.7 million in the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003, respectively.

During the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in the first six months of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first six months of 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale, which were sold in July 2004. These facilities were reclassified as discontinued operations in the first six months of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications. These facilities had revenues of $35.7 million and $56.4 million in the three months ended June 30, 2004 and 2003, respectively, and $83.2 million and $115.8 million in the six months ended June 30, 2004 and 2003, respectively.

Other Trends

Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs. During the same time periods, Triad also experienced significant growth in uninsured receivables, primarily from an increase in uninsured patient revenue. The increase in historical write-offs and increase in uninsured receivables led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During the first six months of 2004, the amount of historical write-offs and the growth of uninsured receivables subsided compared to the third and fourth quarters of 2003. In the first six months of 2004, uninsured receivables increased approximately $60.9 million. Approximately $25 million of the growth in uninsured receivables was from four facilities acquired in December 2003, in which Triad did not acquire the accounts receivable. The percentage of uninsured receivables to billed hospital receivables increased to 38.9% at June 30, 2004 from 36.4% at December 31, 2003. The aging percentage of uninsured receivables less than 90 days decreased to 37.7% at June 30, 2004 from 40.5% at December 31, 2003. Insured receivables increased approximately $41.3 million in 2004, although insured receivables decreased approximately $6.4 million excluding the four facilities acquired in December 2003. Triad believes that effective collection efforts reduced the amount of insured receivables, which in turn increased the percentage of uninsured receivables. Days in accounts receivable decreased to 59 days at June 30, 2004 from 61 days at December 31, 2003. The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	June 30, 2004	December 31, 2003
Insured receivables	61.1%	63.6%
Uninsured receivables	38.9%	36.4%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	June 30, 2004	December 31, 2003
Allowance for doubtful accounts	$310.4	$257.3
Percentage of accounts receivables	33.4%	29.8%

The approximate percentages of billed hospital receivables in summarized aging categories is as follows:

	June 30, 2004	December 31, 2003
0 to 60 days	57.8%	59.0%
61 to 150 days	25.5%	26.3%
151 to 360 days	15.9%	14.1%
Over 360 days	0.8%	0.6%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

If uninsured receivables increase and collectibility of these receivables deteriorate, then Triad’s results of operations and financial position could be materially adversely affected.

Triad’s insurance costs, on a same facility basis, have decreased during the first six months of 2004 due primarily to reductions in liabilities for estimated retentions. Insurance costs increased substantially during 2003, along with others across the industry. Triad has an extensive insurance program, of which the largest component is general and professional liability insurance. Triad currently records liabilities for its estimated retentions. Triad performs a semi-annual actuarial study of its general and professional liabilities during the second quarter of each year. As a result of these studies, Triad recorded reductions to its estimated liability of $8.7 million and $4.0 million in 2004 and 2003, respectively. Triad estimates that $1.7 million and $4.0 million of the reduction to the estimated liability in the three months ended June 30, 2004 and 2003, respectively, relate to prior years. In addition, Triad estimates that approximately $3.5 million of the reduction to the estimated liability in the three months ended June 30, 2004 relate to the first quarter of 2004. Including these reductions, Triad’s total insurance costs, on a same facility basis, decreased approximately $3.7 million, or 18.0%, and $1.8 million, or 4.0%, in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively. Triad anticipates that its insurance costs should remain fairly stable for the remainder of 2004 compared to 2003. If this trend does not continue, then Triad’s results of operations and cash flows would be adversely affected.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results from continuing operations for the three and six months ended June 30, 2004 and 2003 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the six months ended
	2004		2003		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$1,092.5	100.0	$897.4	100.0	$2,198.3	100.0	$1,792.5	100.0

Salaries and benefits	439.6	40.3	369.8	41.2	885.9	40.3	736.8	41.1
Reimbursable expenses	12.9	1.2	13.0	1.4	26.4	1.2	26.9	1.5
Supplies	176.0	16.1	139.9	15.6	355.0	16.2	274.9	15.3
Other operating expenses	202.4	18.5	169.6	18.9	403.0	18.3	334.6	18.6
Provision for doubtful accounts	116.2	10.6	73.6	8.2	228.7	10.4	144.4	8.1
Depreciation and amortization	45.9	4.2	40.9	4.6	90.4	4.1	81.1	4.6
Interest expense, net	27.6	2.5	33.0	3.7	59.8	2.7	65.5	3.7
Refinancing transaction costs	76.0	7.0	—	—	76.0	3.5	—	—
ESOP expense	2.6	0.2	2.0	0.2	5.0	0.2	4.1	0.2
(Gain) loss on sales of assets	0.7	0.1	0.1	—	(0.3)	—	(1.2)	(0.1)

	1,099.9	100.7	841.9	93.8	2,129.9	96.9	1,667.1	93.0

Income (loss) from continuing operations before minority interests, equity in earnings and income tax (provision) benefit	(7.4)	(0.7)	55.5	6.2	68.4	3.1	125.4	7.0
Minority interests in earnings of consolidated entities	(3.5)	(0.3)	(2.0)	(0.2)	(5.4)	(0.3)	(4.0)	(0.2)
Equity in earnings of affiliates	4.6	0.4	8.1	0.9	10.2	0.5	15.3	0.8

Income (loss) from continuing operations before income tax (provision) benefit	(6.3)	(0.6)	61.6	6.9	73.2	3.3	136.7	7.6
Income tax (provision) benefit	1.4	0.1	(24.3)	(2.7)	(29.3)	(1.3)	(53.9)	(3.0)

Income (loss) from continuing operations	$(4.9)	(0.5)	$37.3	4.2	$43.9	2.0	$82.8	4.6

Income (loss) per common share from continuing operations
Basic	$(0.07)		$0.51		$0.59		$1.13
Diluted	$(0.07)		$0.50		$0.58		$1.11
Number of hospitals at end of period (a)
Owned	48		41		48		41
Managed joint ventures	1		1		1		1

Total	49		42		49		42
Licensed beds at end of period (b)	7,988		7,351		7,988		7,351
Available beds at end of period (c)	7,126		6,659		7,126		6,659
Admissions (d)
Owned	76,494		67,011		157,142		135,529
Managed joint ventures	1,391		1,377		2,851		2,907

Total	77,885		68,388		159,993		138,436
Adjusted admissions (e)	133,673		116,764		270,740		232,131
Outpatient visits excluding outpatient surgeries	914,696		808,240		1,827,566		1,594,884
Inpatient surgeries	29,832		26,026		59,750		51,434
Outpatient surgeries	79,277		70,006		156,656		136,837

Total surgeries	109,109		96,032		216,406		188,271
Average length of stay (f)	4.6		4.8		4.7		4.9
Outpatient revenue percentage	48%		47%		47%		46%
Inpatient revenue per admission	$7,073		$6,720		$7,058		$6,752
Outpatient revenue per outpatient visit	$547		$495		$541		$490
Patient revenue per adjusted admission	$7,793		$7,280		$7,747		$7,309

(a)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction.

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

Three Months Ended June 30, 2004 and 2003

Loss from continuing operations was $4.9 million in the three months ended June 30, 2004 compared to income from continuing operations of $37.3 million in the three months ended June 30, 2003. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8¾% senior notes. In addition, supplies and provision for doubtful accounts increased as a percentage of revenues. This was partially offset by a 9.7% increase in same facility revenues.

Revenues increased to $1,092.5 million in the three months ended June 30, 2004 compared to $897.4 million in the three months ended June 30, 2003. Same facility revenues increased 9.7% in 2004 compared to 2003, which includes $0.6 million in unfavorable cost report settlements in 2004 and $5.8 million in favorable prior year cost report settlements in 2003. Excluding prior year cost report settlements, same facility patient revenue per adjusted admission increased 7.3% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 2.7% and 5.4%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 6% in 2004 compared to 2003. Same facility admissions and adjusted admissions increased 2.6% and 3.4%, respectively, in 2004 compared to 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy. This trend subsided in the fourth quarter of 2003. Triad had increases in revenues of $108.4 million, admissions of 7,757, adjusted admissions of 12,930, inpatient surgeries of 3,096, outpatient surgeries of 5,474 and outpatient visits of 100,525 from the acquisitions of seven hospitals in the fourth quarter of 2003.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 40.3% in the three months ended June 30, 2004 from 41.2% in the three months ended June 30, 2003. Salaries decreased, as a percentage of revenue, to 31.9% in 2004 compared to 32.6% in 2003 due primarily to increased productivity. Employee benefit costs decreased, as a percentage of revenue, to 7.1% in 2004 compared to 7.2% in 2003. This was due to employee health benefit costs moderating during 2004, increasing on a same facility basis, $3.3 million, or 7.8%, compared to $7.3 million, or 21%, in 2003.

Reimbursable expenses as a percentage of revenue decreased to 1.2% in the three months ended June 30, 2004 from 1.4% in the three months ended June 30, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.1% in the three months ended June 30, 2004 from 15.6% in the three months ended June 30, 2003. This was due primarily to supplies per adjusted admission increasing 9.9% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.5% in the three months ended June 30, 2004 compared to 18.9% in the three months ended June 30, 2003. On a same facility basis, other operating expenses increased 7.1% while same facility revenues increased 9.7%. This was due primarily to a decrease in insurance costs, on a same facility basis, of $3.7 million, or 18.0%. Of this decrease, approximately $5.2 million was related to a reduction to the estimated general and professional liability in 2004 compared to $4.0 million in 2003 (see “Other Trends”). A $2.0 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues increased to 10.6% in the three months ended June 30, 2004 compared to 8.2% in the three months ended June 30, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(see “Other Trends”). Although the growth in Triad’s uninsured receivables subsided during 2004 compared to the last two quarters of 2003, if uninsured receivables increase in the future then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $45.9 million in the three months ended June 30, 2004 from $40.9 million in the three months ended June 30, 2003, primarily due to the acquisition of seven hospitals in the fourth quarter of 2003.

Interest expense, which was offset by $0.6 million of interest income in each of the three months ended June 30, 2004 and 2003, decreased to $27.6 million in 2004 compared to $33.0 million in 2003. This was due primarily to decreases in floating rate debt interest rates and reduction of principal balances from scheduled payments.

Loss on sales of assets in the three months ended June 30, 2004 was comprised primarily of a $0.5 million loss on the sale of a parcel of land.

Minority interests increased to $3.5 million in the three months ended June 30, 2004 from $2.0 million in the three months ended June 30, 2003 due to joint ventures acquired during the fourth quarter of 2003 and improved earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $4.6 million in the three months ended June 30, 2004 compared to $8.1 million in the three months ended June 30, 2003 due primarily to reduced earnings at Triad’s non-consolidating joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax benefit was $1.4 million in the three months ended June 30, 2004 compared to income tax provision of $24.3 million in the three months ended June 30, 2003. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

Six Months Ended June 30, 2004 and 2003

Income from continuing operations decreased to $43.9 million in the six months ended June 30, 2004 from $82.8 million in the six months ended June 30, 2003. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating to the repayment of its 8¾% senior notes. In addition, supplies and provision for doubtful accounts increased as a percentage of revenues. This was partially offset by a 10.4% increase in same facility revenue.

Revenues increased to $2,198.3 million in the six months ended June 30, 2004 compared to $1,792.5 million in the six months ended June 30, 2003. Same facility revenues increased 10.4% in 2004 compared to 2003, which includes $0.9 million and $12.4 million in favorable prior year cost report settlements during 2004 and 2003, respectively. Excluding prior year cost report settlements, same facility patient revenue per adjusted admission increased 6.2% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 4.8% and 6.9%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 6% in 2004 compared to 2003. Same facility admissions and adjusted admissions increased 4.2% and 5.3%, respectively, in 2004 compared to 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy. This trend subsided in the fourth quarter of 2003. Triad had increases in revenues of $218.7 million, admissions of 15,961, adjusted admissions of 26,215, inpatient surgeries of 5,841, outpatient surgeries of 10,376 and outpatient visits of 200,630 from the acquisitions of seven hospitals in the fourth quarter of 2003.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 40.3% in the six months ended June 30, 2004 from 41.1% in the six months ended June 30, 2003. Salaries decreased, as a percentage of revenues, to 31.7% in 2004 compared to 32.1% in 2003 due primarily to increased productivity. Employee benefit costs decreased, as a percentage of revenue, to 7.4% in 2004 compared to 7.6% in 2003. This was due to employee health benefit costs moderating during 2004, increasing on a same facility basis, $4.6 million, or 5.3%, compared to $15.7 million, or 22%, in 2003.

Reimbursable expenses as a percentage of revenue decreased to 1.2% in the six months ended June 30, 2004 from 1.5% in the six months ended June 30, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.2% in the six months ended June 30, 2004 from 15.3% in the six months ended June 30, 2003. This was due primarily to supplies per adjusted admission increasing 10.7% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.3% in the six months ended June 30, 2004 compared to 18.6% in the six months ended June 30, 2003. On a same facility basis, other operating expenses increased 8.4% while same facility revenues increased 10.4%. This was due primarily to a decrease in insurance costs, on a same facility basis, of $1.8 million, or 4.0%. Reductions to the estimated general and professional liability for prior periods were approximately $1.7 million in 2004 and $4.0 million in 2003 (see “Other Trends”). A $2.0 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues increased to 10.4% in the six months ended June 30, 2004 compared to 8.1% in the six months ended June 30, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003 (see “Other Trends”). Although the growth in Triad’s uninsured receivables subsided during 2004 compared to the last two quarters of 2003, if uninsured receivables increase in the future then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $90.4 million in the six months ended June 30, 2004 compared to $81.1 million in the six months ended June 30, 2003, due primarily to the acquisition of seven hospitals in the fourth quarter of 2003.

Interest expense, which was offset by $1.1 million of interest income in each of the six months ended June 30, 2004 and 2003, decreased to $59.8 million in the six months ended June 30, 2004 compared to $65.5 million in the six months ended June 30, 2003. This was due primarily to decreases in floating rate debt interest rates and reduction of principal balances from scheduled payments.

Gain on sales of assets in the six months ended June 30, 2004 included a $0.9 million gain on the sale of a reference lab and a $0.5 million loss on the sale of a parcel of land. Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the six months ended June 30, 2003.

Minority interests increased to $5.4 million in the six months ended June 30, 2004 from $4.0 million in the six months ended June 30, 2003 due to joint ventures acquired during the fourth quarter of 2003 and improved earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $10.2 million in the six months ended June 30, 2004 compared to $15.3 million in the six months ended June 30, 2003 due primarily to reduced earnings at Triad’s non-consolidating joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $29.3 million in the six months ended June 30, 2004 compared to $53.9 million in the six months ended June 30, 2003. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $147.9 million in the six months ended June 30, 2004 compared to $173.7 million in the six months ended June 30, 2003. Triad paid $66.7 million of income taxes, of which approximately $15.3 million related to one sales transaction, in 2004 compared to $2.7 million in 2003. Accounts receivable increased $10.9 million in 2004 compared to an $18.6 million increase in 2003 due primarily to an increase in cost report settlements received in 2004 compared to 2003. Accounts receivable days were relatively constant in 2004 compared to 2003, although accounts receivable days decreased 2 days in 2004 compared to the fourth quarter of 2003. Payments for malpractice insurance premiums decreased $4.1 million in 2004 compared to

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

2003. Payments for salaries and payroll taxes decreased $5.6 million in 2004 compared to 2003 due to timing of pay periods. Triad made interest payments of $61.9 million in 2004 compared to $63.7 million in 2003. Triad paid $21.3 million in annual incentive payments in 2004 compared to $23.1 million in 2003. Triad also paid $23.5 million in annual retirement plan contributions in 2004 compared to $21.6 million in 2003.

Cash used in investing activities was $15.7 million in the six months ended June 30, 2004 compared to $109.0 million in the six months ended June 30, 2003. This was due to $197.3 million of proceeds received primarily on the sales of hospitals in Tucson, Arizona and Alice, Texas and two hospitals and three surgery centers in the Kansas City, Missouri area. This was partially offset by an increase in capital expenditures of $97.8 million in 2004 compared to 2003 due primarily to the commencement of construction of three new hospitals during the last half of 2003. Triad currently anticipates expending up to $290 million (approximately $230 million for expansion and development) in capital expenditures for the remainder of 2004.

Cash used in financing activities was $107.0 million in the six months ended June 30, 2004 compared to $33.3 million in the six months ended June 30, 2003. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily from the tender of its 8¾% senior notes, which is discussed below. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on the sale of El Dorado Hospital, which is discussed below. In June 2004, Triad received a $5.7 million contribution from a minority partner in a newly formed joinly owned entity, which is discussed below.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8¾% senior notes due 2009 and to amend or eliminate substantially all the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8¾% notes, which had been previously tendered. Triad paid tender premium, consent payments and other fees of approximately $65.6 million on the tendered 8¾% notes and effectuated the amendments to the 8¾% notes indenture. The remaining $0.1 million principal amounts were acquired, either by tender or discharge, after the tender expiration date. Triad recorded refinancing transaction costs in the second quarter of 2004 of approximately $75.8 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.9 million in debt issue costs related to the issuance of the notes, which will be amortized over the period the notes are outstanding. Triad used all of the proceeds of the notes and cash on hand to pay for the tender of the 8¾% senior notes and the issue costs of the 7% senior notes.

Triad called the remaining principal of approximately $4.2 million of its 11% senior subordinated notes on June 28, 2004. Triad recorded refinancing transaction costs in the second quarter of 2004 of $0.2 million for the call premium on these notes.

In June 2004, Triad increased its line of credit to $400 million from $250 million by an amendment to its bank credit facility. The amendment also favorably modified certain covenants and allowed Triad to call its remaining 11% senior subordinated notes. In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25% from LIBOR plus 3.0%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0%, depending upon the total leverage of Triad. Triad incurred approximately $3.2 million in debt issue costs relating to the amendments, which will be amortized over the remaining life of the term loans.

At June 30, 2004, Triad’s indebtedness consisted of a Tranche A term loan of $92.1 million bearing interest at LIBOR plus 2.25% (3.59% at June 30, 2004) with principal amounts due through 2007, a Tranche B term loan of $408.6 million bearing interest at LIBOR plus 2.25% (3.59% at June 30, 2004) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At June 30, 2004 Triad had a $400 million line of credit which bears interest at LIBOR plus 2.25%. At June 30, 2004 no amounts were outstanding under the line of credit although there were $28.4 million in letters of credit outstanding

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad.

Triad’s term loans and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving line of credit.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.56% at June 30, 2004. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad’s interest rate swap agreement is designated as a cash flow hedge.

At June 30, 2004, Triad had working capital of $504.3 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2004. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development of a new hospital in Mesquite, Nevada in June 2004. The cost of this project is approximately $30 million. As of June 30, 2004, approximately $25.6 million has been spent on this project.

Triad has commenced development of a new hospital in Tucson, Arizona. The anticipated cost of the project is approximately $90 million and completion is expected in the first quarter of 2005. As of June 30, 2004, approximately $41.2 million has been spent on this project.

Triad has entered into a joint arrangement with a non-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the non-profit organization funding the remainder. Triad would also lease its existing facility to the joint entity. Triad has commenced development on this project and anticipates completion in the first quarter of 2005. As of June 30, 2004, approximately $33.2 million has been spent on this project.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $88 million and completion is expected in the first quarter of 2006. As of June 30, 2004, approximately $6.4 million has been spent on this project.

Triad anticipates that it will construct a replacement facility in Springfield, Oregon for approximately $85 million. Triad anticipates that construction could begin in the third quarter of 2004.

Triad’s non-consolidating joint entity in Las Vegas, Nevada has constructed a new acute care hospital. Triad has contributed approximately $22 million for this project as of June 30, 2004 funded by distributions it would have otherwise received.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. Triad anticipates that it would be the majority owner in the venture. The not-for-profit hospital would contribute its current operations to the venture. The venture would build a replacement facility that would cost approximately $150 million. Triad anticipates that a closing under a definitive agreement could occur during the fourth quarter of 2004.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2004.

Triad has entered into a letter of intent to acquire the assets of an acute care hospital in Peru, Indiana. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2004.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $240 million related to these projects. Of this amount, approximately $140 million is anticipated to be expended during the third and fourth quarters of 2004 and the remainder during 2005.

Triad expects that its anticipated capital expenditures, including expansion and development projects, will be funded with either operating cash flows, existing credit facility, or proceeds from the sales of securities.

In June 2004, Triad leased its Regional Medical Center of Northeast Arkansas to a newly formed jointly owned entity. Triad contributed cash and net working capital liabilities for a 65% interest in the entity. The minority owners contributed $5.7 million in cash for their 35% interest in the entity.

In February 2004, Triad sold El Dorado Hospital in Tucson, Arizona for approximately $33.2 million plus working capital. A minimal loss on the sale was recognized in the first quarter of 2004. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In May 2004, Triad sold certain assets related to its leased acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad recorded a minimal deferred gain on the sale of these assets in the second quarter of 2004. The gain will be recognized ratably as the note payments are received. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In February 2004, Triad entered into a definitive agreement to sell its acute care hospital in Alice, Texas for approximately $18.0 million less net liabilities assumed. The book value of the assets sold at June 30, 2004, after prior years impairment charges, was approximately the sales price. Triad closed under the definitive agreement and received the sales proceeds on June 30, 2004. The sale was effective July 1, 2004. This facility was reclassified to discontinued operations in the first quarter of 2004.

Triad closed under a definitive agreement to sell two acute care hospitals and three ambulatory surgery centers it leased in the Kansas City, Missouri area to HCA for approximately $136 million in the first quarter of 2004. Approximately $21 million of the proceeds were held in escrow at closing. The escrow was released to Triad in April 2004. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $84 million. These facilities were reclassified to discontinued operations in the first quarter of 2004.

In May 2004, Triad entered into a definitive agreement to sell its acute care hospital in San Leandro, California for approximately $35.0 million less net assumed liabilities. Triad closed under the definitive agreement in July 2004. Triad will record a gain on the sale of approximately $11 million in the third quarter of 2004. This facility was reclassified to discontinued operations in the second quarter of 2004.

The facilities included in discontinued operations had revenues of $35.7 million and $56.4 million for the three months ended June 30, 2004 and 2003, respectively, and $83.2 million and $115.8 million for the six months ended June 30, 2004 and 2003, respectively. These facilities had pre-tax income (loss) of $(0.4) million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $84.5 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. Included in the pre-tax income for the six months ended June 30, 2004 were $83.8 million in pre-tax gain on sales of assets.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients who had services performed at Triad’s facilities. These loans are provided by various financial institutions. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. At June 30, 2004, the amounts subject to the guarantees were $21.8 million. Triad had $5.5 million reserved at June 30, 2004 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.5 million at June 30, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at June 30, 2004.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

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

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The Federal government elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

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

Income Taxes

The IRS is in the process of conducting an examination of the Federal income tax returns of Triad filed during the calendar years December 31, 1999, 2000, 2001 and 2002 and the Federal income tax returns of Quorum for the fiscal years ended June 30, 1999 and 2000. Although the examinations are still ongoing, the IRS has proposed

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

several adjustments to which Triad has consented. The nature of the proposed adjustments relate to carryover adjustments from previous audit settlements of Quorum and to adjustments proposed by Triad to correct various tax accounting matters. In the opinion of management, the proposed adjustments will not have a material effect on Triad’s results of operations or financial position.

The IRS has proposed adjustments with respect to partnership returns of income for certain jointly owned entities in which Quorum owned a majority interest for the fiscal years ended June 30, 1997 and 1998. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has filed protests on behalf of the jointly owned entities with the Appeals Division of the IRS contesting substantially all of the proposed adjustments, and Triad has since been negotiating with the Appeals Division in an effort to resolve these matters. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on Triad’s results of operations or financial position.

HCA Investigation

HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA providing that HCA will indemnify, or make specified cash payments to, Triad for certain losses (other than consequential damages) resulting from certain governmental investigations and litigation to which HCA was previously subject and related acts. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects. The extent to which Triad may or may not be affected by the ongoing investigation of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad, QHR, and IRG, are defendants against claims for breaches of employment contracts filed in separate lawsuits involving two former employees of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, in one of such lawsuits a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have filed various post-trial motions and intend to appeal such judgment. Triad reserved $6.4 million in the three months ended June 30, 2004 in respect of these claims.

Triad is subject to other claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against Triad, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on Triad’s results of operations or financial position.

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

In December 2000, the Centers for Medicare and Medicaid Services (“CMS”) acting under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) released final regulations, which required

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

On March 25, 2004, CMS published regulations intended to clarify parts of the Social Security Act commonly known as the “Stark Law”. These regulations were Phase II of a two-phase process. These regulations, referred to as “interim final regulations”, became effective on July 26, 2004. Phase II addresses the statutory exceptions related to ownership and investment interests, statutory exceptions for certain compensation arrangements, and reporting requirements. Phase II also creates some new regulatory exceptions and addresses public comments on Phase I. These regulations mandated certain changes to certain of Triad’s practices and procedures, but Triad cannot yet predict all of the effects that the interim final regulations might have.

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

Triad has entered into an interest rate swap agreement which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.56% at June 30, 2004.

With respect to Triad’s interest-bearing liabilities, approximately $500.7 million of long-term debt at June 30, 2004 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.0 million at June 30, 2004 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,681.5 million at June 30, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $4.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2004, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last

ITEM 4: CONTROLS AND PROCEDURES (continued)

quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Triad’s annual meeting of stockholders was held on May 25, 2004. The following matters were voted upon at the meeting:

		Votes in Favor	Votes Against	Votes Abstained	Broker Non-Voting
1.	Election of directors:
	(Class II – Term Expires in 2007):
	Nancy-Ann DeParle	65,900,050	—	596,197	—
	James D. Shelton	65,539,376	—	956,871	—
	Thomas F. Frist III	62,540,597	—	3,955,650	—
	Michael K. Jhin	66,320,681	—	175,566	—
	Gale E. Sayers	63,286,702	—	3,209,545	—

	(Class I – Term Expires in 2006)
	Harriet R. Michel	66,305,545	—	190,702	—

2.	Ratification of Ernst & Young LLP as independent auditor.	59,923,827	6,297,403	275,017	—

3.	Approval of 1999 Long-Term Incentive Plan, as amended.	39,398,714	17,988,291	97,223	—

The names of directors whose term of office as a director continued after the meeting are as follows:

CLASS III – TERM EXPIRING IN 2005

Michael J. Parsons

Thomas G. Loeffler, Esq.

Uwe E. Reinhardt, PhD

CLASS I – TERM EXPIRING IN 2006

Dale V. Kesler

Barbara A. Durand, R.N., Ed.D.

Donald B. Halverstadt, M.D.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits:

Exhibit Number	Description

10.1	Amendment No. 7 dated as of June 15, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

On April 20, 2004, Triad reported that it had issued a press release reporting first quarter 2004 earnings results.

On April 20, 2004, Triad reported that it had issued a press release announcing its commencement of a tender offer and consent solicitation to its $600.0 million aggregate principal amount of 8¾% Senior Notes due 2009.

On April 28, 2004, Triad reported that it had received the requisite tenders and consents from holders of its 8¾% Senior Notes due 2009 to amend the indenture governing such notes.

On May 6, 2004, Triad reported that it had completed the public offering of $600,000,000 aggregate principal amount of 7% Senior Notes due 2012.

On June 15, 2004, Triad reported that it had increased its existing line of credit due 2007 from $250 million to $400 million.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	Triad Hospitals, Inc.

	By:	/s/ BURKE W. WHITMAN
Burke W. Whitman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 7 dated as of June 15, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.