Form 10-Q
period 2004-09-30
TRIAD HOSPITALS INC
filed 2004-11-08
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 76,978,976.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2004 and 2003

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the nine months ended
	2004	2003	2004	2003
Revenues	$1,112.4	$925.3	$3,310.7	$2,717.8

Salaries and benefits	447.5	375.1	1,333.4	1,111.9
Reimbursable expenses	12.4	12.4	38.8	39.3
Supplies	185.9	145.8	540.9	420.7
Other operating expenses	209.9	175.3	612.9	509.9
Provision for doubtful accounts	121.2	128.8	349.9	273.2
Depreciation	45.6	39.4	132.9	117.5
Amortization	1.6	1.4	4.7	4.4
Interest expense	27.0	33.1	87.9	99.7
Interest income	(0.6)	(0.9)	(1.7)	(2.0)
Refinancing transaction costs	—	—	76.0	—
ESOP expense	2.6	2.1	7.6	6.2
(Gain) loss on sales of assets	0.1	0.2	(0.2)	(1.0)

Total operating expenses	1,053.2	912.7	3,183.1	2,579.8

Income from continuing operations before minority interests, equity in earnings and income tax provision	59.2	12.6	127.6	138.0

Minority interests in (earnings) losses of consolidated entities	1.2	(1.9)	(4.2)	(5.9)
Equity in earnings of affiliates	7.2	7.6	17.4	22.9

Income from continuing operations before income tax provision	67.6	18.3	140.8	155.0
Income tax provision	(24.2)	(7.7)	(53.5)	(61.6)

Income from continuing operations	43.4	10.6	87.3	93.4

Income (loss) from discontinued operations, net of tax	5.8	(0.2)	54.5	2.3

Net income	$49.2	$10.4	$141.8	$95.7

Income per common share:
Basic:
Continuing operations	$0.57	$0.14	$1.16	$1.27
Discontinued operations	$0.08	$—	$0.73	$0.03

Net	$0.65	$0.14	$1.89	$1.30

Diluted:
Continuing operations	$0.56	$0.14	$1.14	$1.24
Discontinued operations	$0.08	$—	$0.72	$0.03

Net	$0.64	$0.14	$1.86	$1.27

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$88.9	$14.5
Accounts receivable, less allowances for doubtful accounts of $329.5 at September 30, 2004 and $257.3 at December 31, 2003	618.0	606.0
Inventories	114.6	109.2
Deferred income taxes	65.9	36.5
Prepaid expenses	49.8	43.0
Discontinued operations assets	—	152.9
Other	79.5	60.5

	1,016.7	1,022.6
Property and equipment, at cost:
Land	168.3	169.0
Buildings and improvements	1,445.1	1,404.6
Equipment	1,224.2	1,123.9
Construction in progress	293.4	144.7

	3,131.0	2,842.2
Accumulated depreciation	(867.4)	(747.2)

	2,263.6	2,095.0
Goodwill	1,252.3	1,231.4
Intangible assets, net of accumulated amortization	72.8	71.5
Investment in and advances to affiliates	200.3	191.1
Other	109.0	123.8

Total assets	$4,914.7	$4,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$134.2	$151.4
Accrued salaries	124.0	121.5
Current portion of long-term debt	80.4	73.7
Discontinued operations liabilities	—	17.9
Other current liabilities	178.7	145.6

	517.3	510.1
Long-term debt	1,606.4	1,684.4
Other liabilities	129.6	118.1
Deferred taxes	216.5	174.7
Minority interests in equity of consolidated entities	185.6	171.8
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 76,881,218 and 75,633,354 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	0.8	0.8
Additional paid-in capital	1,941.9	1,904.6
Unearned ESOP compensation	(14.7)	(17.2)
Accumulated other comprehensive loss	(0.7)	(2.1)
Accumulated earnings	332.0	190.2

Total stockholders’ equity	2,259.3	2,076.3

Total liabilities and stockholders’ equity	$4,914.7	$4,735.4

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2004 and 2003

Unaudited

(Dollars in millions)

	For the nine months ended
	2004	2003
Cash flows from operating activities:
Net income	$141.8	$95.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(54.5)	(2.3)
Provision for doubtful accounts	349.9	273.2
Depreciation and amortization	137.6	121.9
ESOP expense	7.6	6.2
Minority interests	4.2	5.9
Equity in earnings of affiliates	(17.4)	(22.9)
Gain on sales of assets	(0.2)	(1.0)
Deferred income tax provision (benefit)	(7.0)	52.1
Non-cash interest expense	5.5	6.0
Refinancing transaction costs	76.0	—
Non-cash stock option expense	0.9	0.3
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(360.4)	(286.0)
Inventories and other assets	(27.5)	(17.2)
Accounts payable and other current liabilities	11.8	27.4
Other	13.4	33.6

Net cash provided by operating activities	281.7	292.9

Cash flows from investing activities:
Purchases of property and equipment	(330.4)	(182.9)
Distributions and advances from affiliates	8.2	10.9
Proceeds received on sales of assets	230.3	3.8
Acquisitions, net of cash acquired	(0.9)	—
Other	(0.1)	—

Net cash used in investing activities	(92.9)	(168.2)

Cash flows from financing activities:
Payments of long-term debt	(748.9)	(50.7)
Proceeds from issuance of long-term debt	675.0	—
Payment of debt issue costs	(9.1)	—
Payment of refinancing transaction costs	(65.8)	—
Proceeds from issuance of common stock	25.0	7.7
Contributions from (distributions to) minority partners, net	9.4	(9.8)

Net cash used in financing activities	(114.4)	(52.8)

Change in cash and cash equivalents	74.4	71.9
Cash and cash equivalents at beginning of period	14.5	67.7

Cash and cash equivalents at end of period	$88.9	$139.6

Cash paid for:
Interest	$68.3	$73.1
Income taxes, net of refunds	$81.8	$4.3

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Income from continuing operations, as reported	$43.4	$10.6	$87.3	$93.4
Add: Stock option expense recorded	0.1	—	0.6	0.2
Less: Fair value stock option expense	(4.9)	(3.6)	(15.7)	(12.1)

Pro forma	$38.6	$7.0	$72.2	$81.5

Net income, as reported	$49.2	$10.4	$141.8	$95.7
Add: Stock option expense recorded	0.1	—	0.6	0.2
Less: Fair value stock option expense	(4.9)	(3.6)	(15.7)	(12.1)

Pro forma	$44.4	$6.8	$126.7	$83.8

Basic income per share
Income from continuing operations, as reported	$0.57	$0.14	$1.16	$1.27
Add: Stock option expense recorded	—	—	0.01	—
Less: Fair value stock option expense	(0.06)	(0.05)	(0.21)	(0.16)

Pro forma	$0.51	$0.09	$0.96	$1.11

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$0.65	$0.14	$1.89	$1.30
Add: Stock option expense recorded	—	—	0.01	—
Less: Fair value stock option expense	(0.06)	(0.05)	(0.21)	(0.16)

Pro forma	$0.59	$0.09	$1.69	$1.14

Diluted income per share
Income from continuing operations, as reported	$0.56	$0.14	$1.14	$1.24
Add: Stock option expense recorded	—	—	0.01	—
Less: Fair value stock option expense	(0.06)	(0.05)	(0.21)	(0.14)

Pro forma	$0.50	$0.09	$0.94	$1.10

Net income, as reported	$0.64	$0.14	$1.86	$1.27
Add: Stock option expense recorded	—	—	0.01	—
Less: Fair value stock option expense	(0.06)	(0.05)	(0.21)	(0.14)

Pro forma	$0.58	$0.09	$1.66	$1.13

During the nine months ended September 30, 2004, 173,986 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $4.9 million and 32,386 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.8 million. Additionally during the nine months ended September 30, 2004, 1,039,144 stock options were exercised for proceeds of $19.3 million.

During the nine months ended September 30, 2004, 2,697,500 stock options were granted with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 3—ACQUISITIONS

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospitals, leasing the existing facility or entering into joint ownership arrangements with not-for-profit hospital partners, all for an aggregate purchase price of $185.1 million. During the third quarter of 2004, the aggregate purchase price was decreased to $184.1 million due to a reduction of estimated transaction costs of $1.0 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—ACQUISITIONS (continued)

The purchase prices of these entities were allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained preliminary independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. Triad continues to review and evaluate the fair values of these assets acquired and liabilities assumed. Therefore, the allocations of the purchase price are subject to revisions based on the final determination of the appraisals and other fair value determinations. The preliminary (at December 31, 2003) and revised estimated fair values of the assets acquired and liabilities assumed relating to the acquisitions are summarized below (in millions):

	September 30, 2004	December 31, 2003
Current assets	$38.8	$39.2
Property and equipment	138.5	163.5
Goodwill	56.0	37.1
Intangible assets	11.4	5.9
Other assets	5.8	5.8
Current liabilities	(17.4)	(17.4)
Minority interests	(48.9)	(48.9)
Long-term debt	(0.1)	(0.1)

	$184.1	$185.1

Acquired intangible assets totaled $11.4 million, of which $10.2 million was assigned to trade names that are not subject to amortization and $1.2 million was assigned to medical group employment contracts that will be amortized over two years.

The acquired goodwill totaling $56.0 million was assigned to the owned operations segment, of which approximately $22.7 million is expected to be deductible for tax purposes.

NOTE 4—DISCONTINUED OPERATIONS

Triad closed under a definitive agreement in July 2004 to sell its acute care hospital in San Leandro, California for approximately $35.0 million less net assumed liabilities. Triad recognized a pre-tax gain of approximately $10.9 million in the third quarter of 2004. Management’s decision to dispose of this facility will allow management to focus its efforts on facilities that are more aligned with its operating strategy.

Triad closed under a definitive agreement in July 2004 to sell Alice Regional Hospital in Alice, Texas for $18 million less net liabilities assumed. Triad recorded a pre-tax gain, after prior years’ impairment charges, of approximately $0.5 million in the third quarter of 2004. Management’s decision to dispose of this facility will allow management to focus its efforts on facilities that are more aligned with its operating strategy and can achieve higher financial performance.

Triad closed under a definitive agreement in May 2004 to sell certain assets related to its leased acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad recorded a minimal deferred gain on the sale of these assets in the second quarter of 2004. The gain will be recognized ratably as the note payments are received.

Triad closed under a definitive agreement in March 2004 to sell two hospitals and three ambulatory surgery centers it leased in the Kansas City, Missouri area to HCA Inc. (“HCA”) for $136 million. Approximately $21 million of the proceeds were held in escrow at closing. The escrow was released to Triad in April 2004. Triad recognized a pre-tax gain on sale of assets of approximately $84 million in the first quarter of 2004.

Triad closed under a definitive agreement in February 2004 to sell El Dorado Hospital in Tucson, Arizona for $33.2 million plus working capital. A minimal loss was recognized during the first quarter of 2004.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—DISCONTINUED OPERATIONS (continued)

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. As of September 30, 2004, all assets and liabilities of entities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

December 31, 2003
Assets
Cash and cash equivalents	$0.7
Accounts receivable, net	14.1
Inventories	5.3
Other current assets	4.1
Property and equipment, net	106.3
Goodwill	22.3
Other assets	0.1

Total discontinued operations assets	$152.9

Liabilities
Accounts payable	$5.9
Accrued salaries	4.8
Current portion long-term debt	1.0
Other current liabilities	2.9
Long-term debt	0.9
Minority interests	2.4

Total discontinued operations liabilities	$17.9

Revenues and income (loss) for these entities have been reclassified and are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax” for all periods presented. The amounts for the three and nine months ended September 30, are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues	$0.7	$56.8	$83.9	$172.6

Pre-tax income (loss) from operations	$(1.9)	$(0.3)	$(1.2)	$3.7
Income tax (provision) benefit	0.7	0.1	0.4	(1.4)

	(1.2)	(0.2)	(0.8)	2.3
Gain on disposal, net of tax provision of $4.4 million and $39.9 million for the three and nine months ended September 30, 2004, respectively	7.0	—	55.3	—

	$5.8	$(0.2)	$54.5	$2.3

NOTE 5—INCOME TAXES

During the third quarter of 2004, Triad had a reduction of its marginal tax rate from 37.5% to 37.0% from state tax rate changes. Triad recorded a reduction to its income tax provision of approximately $1.5 million relating to an adjustment of its deferred tax assets and liabilities from the change in the marginal tax rate.

NOTE 6—LONG-TERM DEBT

In June 2004, Triad increased its line of credit to $400 million from $250 million by an amendment to its bank credit facility. The amendment also favorably modified certain covenants and allowed Triad to call its remaining 11% senior subordinated notes. In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25% from LIBOR plus 3.0%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad. Triad incurred approximately $3.2 million in debt issue costs related to the amendments, which is being amortized over the remaining life of the loans using the effective interest method.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8 3/4% senior notes due 2009 and to amend or eliminate substantially all

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 6—LONG-TERM DEBT (continued)

the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8 3/4% notes, which had been previously tendered. Triad paid tender premium, consent payments and other fees of approximately $65.6 million on the tendered 8 3/4% notes and effectuated the amendments to the 8 3/4% notes indenture. The remaining $0.1 million principal amounts were acquired, either by tender or discharge after the tender expiration date. Triad recorded refinancing transaction costs in the second quarter of 2004 of approximately $75.8 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.9 million in debt issue costs related to the issuance of the notes, which is being amortized over the period the notes are outstanding using the effective interest method.

Triad called the remaining principal of approximately $4.2 million of its 11% senior subordinated notes on June 28, 2004. Triad recorded refinancing transaction costs in the second quarter of 2004 of $0.2 million for the call premium on these notes.

NOTE 7—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 25.5% at September 30, 2004 and 22.1% at December 31, 2003. At September 30, 2004 and December 31, 2003, the amounts subject to the guarantees were $21.3 million and $19.9 million, respectively. Triad had accrued liabilities of $5.3 million and $4.6 million at September 30, 2004 and December 31, 2003, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.3 million at September 30, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at September 30, 2004.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Triad entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.89% at September 30, 2004.

Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. The interest rate swap is designated as a cash flow hedge and Triad believes that the hedge is highly effective.

At September 30, 2004, the fair value of the interest rate swap was a liability of $1.2 million and was recorded in other current liabilities in the condensed consolidated balance sheet. At December 31, 2003, the fair value of the interest rate swaps were liabilities of $3.3 million recorded in other liabilities and $0.1 million in other current

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (continued)

liabilities in the condensed consolidated balance sheet. The change in the fair value of the interest rate swaps was recognized through other comprehensive income (see NOTE 12).

NOTE 9—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Options outstanding of 183,250 for the three and nine months ended September 30, 2004 and options outstanding of 5,334,938 for the three and nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares exclusive of unreleased ESOP shares	75,303,573	73,475,421	74,781,696	73,288,263
Average of ESOP shares committed to be released	187,500	187,500	112,500	112,500

Basic weighted average shares outstanding	75,491,073	73,662,921	74,894,196	73,400,763
Effect of dilutive securities – employee stock options	1,611,513	1,732,402	1,462,961	1,715,931

Diluted weighted average shares outstanding	77,102,586	75,395,323	76,357,157	75,116,694

NOTE 10—INVESTMENTS

Triad owns equity interests of 27.5% in Valley Health System LLC and 26.1% in Summerlin Hospital Medical Center LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. Triad owns an equity interest of 38.0% in Macon Healthcare LLC. HCA has the majority interest in Macon Healthcare LLC. Triad also owns a 50% interest in MCSA, L.L.C. with its partner, SHARE Foundation, a not-for-profit foundation. Triad uses the equity method of accounting for its investments in these entities. Summarized statements of operations of these entities are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues	$236.5	$194.6	$683.0	$580.3

Net income	$22.3	$23.1	$51.3	$67.8

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Owned operations	$1,085.2	$897.6	$3,226.8	$2,631.5
Management services	27.2	27.7	83.9	86.3
Corporate and other	—	—	—	—

	$1,112.4	$925.3	$3,310.7	$2,717.8

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Adjusted EBITDA (a):
Owned operations	$156.2	$105.3	$496.4	$417.2
Management services	4.2	4.3	6.1	10.4
Corporate and other	(17.7)	(14.1)	(50.3)	(41.9)

	$142.7	$95.5	$452.2	$385.7

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $7.2 million and $7.6 million in the three months ended September 30, 2004 and 2003, respectively, and $17.4 million and $22.9 million for the nine months ended September 30, 2004 and 2003, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 4).

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total Adjusted EBITDA for reportable segments	$142.7	$95.5	$452.2	$385.7

Depreciation	45.6	39.4	132.9	117.5
Amortization	1.6	1.4	4.7	4.4
Interest expense	27.0	33.1	87.9	99.7
Interest income	(0.6)	(0.9)	(1.7)	(2.0)
Refinancing transaction costs	—	—	76.0	—
ESOP expense	2.6	2.1	7.6	6.2
(Gain) loss on sales of assets	0.1	0.2	(0.2)	(1.0)
Minority interests in earnings (losses) of consolidated entities	(1.2)	1.9	4.2	5.9

Income from continuing operations before income tax provision	$67.6	$18.3	$140.8	$155.0

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, (gain) loss on sales of assets, minority interests in earnings (losses) of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12—COMPREHENSIVE INCOME (continued)

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$49.2	$10.4	$141.8	$95.7
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	0.3	0.8	1.4	1.0
Unrealized gain on marketable equity securities	—	—	0.1	—
Reclassification of gain on marketable equity securities included in net income	(0.1)	—	(0.1)	—

Comprehensive income	$49.4	$11.2	$143.2	$96.7

Triad sold its marketable equity securities and realized the previously unrealized gain.

Accumulated other comprehensive loss, net of income tax, at September 30, 2004 is comprised of $0.7 million loss relating to the fair value of interest rate swaps.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources (“QHR”), which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

Income Taxes

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and Triad’s taxable year ended December 31, 2002. Although the examinations are ongoing, to date the IRS has not proposed any adjustments for such years.

During the three months ended September 30, 2004, (i) Triad, as successor-in-interest to Quorum, reached a settlement with the IRS with respect to Quorum’s taxable years ended June 30, 1999 and 2000, relating to carryover adjustments resulting from adjustments in prior taxable years to certain tax deductions and losses, (ii) Triad reached a settlement with the IRS with respect to Triad’s taxable years ended December 31, 1999 and 2000, relating to corrections to various tax accounting issues, and (iii) Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached tentative settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. In the opinion of management, none of these settlements have a material impact on Triad’s results of operations or financial position.

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

NOTE 14—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended September 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$447.5	$10.1	$437.4
Reimbursable expenses	12.4	—	12.4
Supplies	185.9	0.1	185.8
Other operating expenses	209.9	7.2	202.7
Provision for doubtful accounts	121.2	—	121.2
Depreciation	45.6	0.6	45.0
Amortization	1.6	—	1.6

Total	$1,024.1	$18.0	$1,006.1

	For the three months ended September 30, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$375.1	$9.7	$365.4
Reimbursable expenses	12.4	—	12.4
Supplies	145.8	0.2	145.6
Other operating expenses	175.3	6.3	169.0
Provision for doubtful accounts	128.8	—	128.8
Depreciation	39.4	0.4	39.0
Amortization	1.4	—	1.4

Total	$878.2	$16.6	$861.6

	For the nine months ended September 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,333.4	$30.8	$1,302.6
Reimbursable expenses	38.8	—	38.8
Supplies	540.9	0.3	540.6
Other operating expenses	612.9	18.5	594.4
Provision for doubtful accounts	349.9	—	349.9
Depreciation	132.9	1.8	131.1
Amortization	4.7	—	4.7

Total	$3,013.5	$51.4	$2,962.1

	For the nine months ended September 30, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,111.9	$27.3	$1,084.6
Reimbursable expenses	39.3	—	39.3
Supplies	420.7	0.6	420.1
Other operating expenses	509.9	18.1	491.8
Provision for doubtful accounts	273.2	—	273.2
Depreciation	117.5	1.3	116.2
Amortization	4.4	—	4.4

Total	$2,476.9	$47.3	$2,429.6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

During the three months ended September 30, 2003, Triad recorded a $50.6 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those receivables. As it has always done, Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts at all of its facilities. During the third quarter of 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During 2003, uninsured receivables increased approximately $40.0 million, from 38% to 41% of total billed hospital receivables. Triad believes that a weak job market and rising health care costs led to the growth in uninsured patients and an increase in insurance co-payments and deductibles. Triad believes the increase in its allowance for doubtful accounts was reasonable given the business trends and economic conditions at that time. During the first nine months of 2004, the amount of historical write-offs and growth of uninsured receivables increased, but not at the rate experienced during the third quarter of 2003. Triad’s provision for doubtful accounts, as a percentage of revenues, has increased in 2004 from 10.2% in the first quarter of 2004 to 10.9% in the third quarter of 2004, which reflects this growth in uninsured receivables.

During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ownership arrangements with not-for-profit hospitals.

The above-described events significantly affect the comparability of the results of operations for the three and nine months ended September 30, 2004 and 2003.

In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in the first nine months of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first nine months of 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale, which were sold in the first nine months of 2004. These entities were reclassified as discontinued operations in the first nine months of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications to discontinued operations.

Information regarding HCA included in this Report on Form 10-Q is derived from reports and other information filed by HCA with the SEC.

FORWARD–LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Revenue Recognition

Beginning in the fourth quarter of 2004, Triad implemented a new self-pay discount program. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. Triad may implement an additional component to its self-pay discount program during the latter half of the fourth quarter of 2004 or the first quarter of 2005. This additional component would offer a discount for all uninsured patients based on the lowest managed care discount in each hospital location.

Currently, the amount of the new self-pay discounts cannot be estimated, but Triad anticipates that the new self-pay discount program will have no significant impact on earnings per share. Triad expects its provision for doubtful accounts, as a percentage of revenue, to decline but expects the decline to be approximately offset by a similar reduction to revenues.

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increased volumes for more intensive cases, such as inpatient surgeries, and from increases in managed care pricing. The increases in managed care pricing were less in the first nine months of 2004 compared to the first nine months of 2003. Triad anticipates growth in rates from government programs of 3% to 5% in the fourth quarter of 2004. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future.

Patient volumes, on a same facility basis, have increased in the first nine months of 2004 compared to the first nine months of 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy. This trend subsided in the fourth quarter of 2003. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 35.8% and 35.5% of total patient revenues for the three months ended September 30, 2004 and 2003, respectively, and 36.0% and 35.9% of total patient revenues for the nine months ended September 30, 2004 and 2003, respectively. Patient revenues related to managed care plan patients were 42.3% and 41.8% of total patient revenues for the three months ended September 30, 2004 and 2003,

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

respectively, and 42.2% and 41.8% of total patient revenues for the nine months ended September 30, 2004 and 2003, respectively. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program the quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals, and equalizes the DRG base payment rate among hospitals. Triad received additional reimbursement of approximately $6.5 million in the first nine months of 2004 and anticipates that it may receive an additional $3.0 million in reimbursement from MMA during the remainder of 2004.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 49% of patient revenues for each of the three months ended September 30, 2004 and 2003, and 48% and 47% of patient revenues for the nine months ended September 30, 2004 and 2003, respectively.

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

Management of Triad continues its focus on rationalizing its portfolio of facilities. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the facility or entering into joint ownership arrangements with not-for-profit hospitals. Triad also opened a new hospital at the beginning of the third quarter of 2004. These facilities increased revenues by $115.4 million and $334.1 million in the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003, respectively.

During the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in the first nine months of 2004. These entities were reclassified as discontinued operations in the fourth quarter of 2003. In the first nine months of 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale, which were sold in the first nine months of 2004. These facilities were reclassified as discontinued operations in the first nine months of 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications. These facilities had revenues of $0.7 million and $56.8 million in the three months ended September 30, 2004 and 2003, respectively, and $83.9 million and $172.6 million in the nine months ended September 30, 2004 and 2003, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other Trends

Provision for doubtful accounts

Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivables that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. This process, or “AR lookback”, is performed each quarter. This process is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings.

During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs. During the same time periods, Triad also experienced significant growth in uninsured receivables, primarily from an increase in uninsured patient revenue. The increase in historical write-offs and increase in uninsured receivables led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During the first nine months of 2004, the amount of historical write-offs and the growth of uninsured receivables increased but not at the rate experienced during the third and fourth quarters of 2003. Triad’s provision for doubtful accounts, as a percentage of revenues, has increased during 2004 from 10.2% in the first quarter to 10.9% in the third quarter. This was due primarily to increasing uninsured receivables. In the first nine months of 2004, uninsured receivables increased approximately $85.4 million. During the same period, Triad’s allowance for doubtful accounts increased $72.2 million. Approximately $38 million of the growth in uninsured receivables was from four facilities acquired in December 2003, in which Triad did not acquire the accounts receivable. The percentage of uninsured receivables to billed hospital receivables increased to 41.1% at September 30, 2004 from 36.4% at December 31, 2003. The aging percentage of uninsured receivables less than 90 days decreased to 37.3% at September 30, 2004 from 40.5% at December 31, 2003. Insured receivables increased approximately $29.2 million in the first nine months of 2004, although insured receivables decreased approximately $12 million excluding the four facilities acquired in December 2003. Triad believes that effective collection efforts reduced the amount of insured receivables, which in turn affected the increase in the percentage of uninsured receivables. Days in accounts receivable decreased to 60 days at September 30, 2004 from 61 days at December 31, 2003. The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	September 30, 2004	December 31, 2003
Insured receivables	58.9%	63.6%
Uninsured receivables	41.1%	36.4%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.6% and 4.0% of billed hospital receivables at September 30, 2004 and December 31, 2003, respectively. Triad maintains an allowance on these receivables for estimated non-conversion. The allowance for non-conversion was approximately 38% at September 30, 2004 and 40% at December 31, 2003.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	September 30, 2004	December 31, 2003
Allowance for doubtful accounts	$329.5	$257.3
Percentage of accounts receivables	34.8%	29.8%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	September 30, 2004	December 31, 2003
0 to 60 days	57.4%	59.0%
61 to 150 days	24.6%	26.3%
151 to 360 days	17.0%	14.1%
Over 360 days	1.0%	0.6%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

If uninsured receivables increase and collectibility of these receivables deteriorate, then Triad’s results of operations and financial position could be materially adversely affected.

Insurance

Triad’s insurance costs, on a same facility basis, have decreased during the first nine months of 2004 due primarily to reductions in liabilities for estimated retentions. Insurance costs increased substantially during 2003, along with others across the industry. Triad has an extensive insurance program, of which the largest component is general and professional liability insurance. Triad currently records liabilities for its estimated retentions. Triad performs a semi-annual actuarial study of its general and professional liabilities. As a result of these studies in the second quarter of 2004 and 2003, Triad recorded reductions to its estimated liability of $8.7 million and $4.0 million in the nine months ended September 30, 2004 and 2003, respectively. Triad estimates that $1.7 million and $4.0 million of the reduction to the estimated liability in the nine months ended September 30, 2004 and 2003, respectively, relate to prior years. Including this reduction, Triad’s total insurance costs, on a same facility basis, increased approximately $0.4 million, or 1.8%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and decreased approximately $1.4 million, or 2.0%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Triad anticipates that its insurance costs should remain fairly stable for the remainder of 2004 compared to 2003. If this trend does not continue, then Triad’s results of operations and cash flows would be adversely affected.

Impairments of long-lived assets

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results from continuing operations for the three and nine months ended September 30, 2004 and 2003 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the nine months ended
	2004		2003		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$1,112.4	100.0	$925.3	100.0	$3,310.7	100.0	$2,717.8	100.0

Salaries and benefits	447.5	40.3	375.1	40.5	1,333.4	40.3	1,111.9	40.9
Reimbursable expenses	12.4	1.1	12.4	1.4	38.8	1.1	39.3	1.4
Supplies	185.9	16.7	145.8	15.8	540.9	16.3	420.7	15.5
Other operating expenses	209.9	18.9	175.3	18.9	612.9	18.5	509.9	18.7
Provision for doubtful accounts	121.2	10.9	128.8	13.9	349.9	10.6	273.2	10.1
Depreciation and amortization	47.2	4.2	40.8	4.4	137.6	4.2	121.9	4.5
Interest expense, net	26.4	2.4	32.2	3.5	86.2	2.6	97.7	3.6
Refinancing transaction costs	—	—	—	—	76.0	2.3	—	—
ESOP expense	2.6	0.2	2.1	0.2	7.6	0.2	6.2	0.2
(Gain) loss on sales of assets	0.1	—	0.2	—	(0.2)	—	(1.0)	—

	1,053.2	94.7	912.7	98.6	3,183.1	96.1	2,579.8	94.9

Income from continuing operations before minority interests, equity in earnings and income tax provision	59.2	5.3	12.6	1.4	127.6	3.9	138.0	5.1
Minority interests in (earnings) losses of consolidated entities	1.2	0.1	(1.9)	(0.2)	(4.2)	(0.1)	(5.9)	(0.2)
Equity in earnings of affiliates	7.2	0.7	7.6	0.8	17.4	0.5	22.9	0.8

Income from continuing operations before income tax provision	67.6	6.1	18.3	2.0	140.8	4.3	155.0	5.7
Income tax provision	(24.2)	(2.2)	(7.7)	(0.9)	(53.5)	(1.7)	(61.6)	(2.3)

Income from continuing operations	$43.4	3.9	$10.6	1.1	$87.3	2.6	$93.4	3.4

Income per common share from continuing operations
Basic	$0.57		$0.14		$1.16		$1.27
Diluted	$0.56		$0.14		$1.14		$1.24
Number of hospitals at end of period (a)
Owned	49		41		49		41
Managed joint ventures	1		1		1		1

Total	50		42		50		42
Licensed beds at end of period (b)	8,017		7,350		8,017		7,350
Available beds at end of period (c)	7,176		6,658		7,176		6,658
Admissions (d)
Owned	77,470		67,830		234,612		203,359
Managed joint ventures	1,448		1,421		4,299		4,328

Total	78,918		69,251		238,911		207,687
Adjusted admissions (e)	136,388		119,725		407,187		351,936
Outpatient visits excluding outpatient surgeries	953,803		820,083		2,781,369		2,414,967
Inpatient surgeries	30,536		26,064		90,286		77,498
Outpatient surgeries	78,521		69,980		235,177		206,817

Total surgeries	109,057		96,044		325,463		284,315
Average length of stay (f)	4.6		4.8		4.7		4.9
Outpatient revenue percentage	49%		49%		48%		47%
Inpatient revenue per admission	$7,018		$6,654		$7,045		$6,719
Outpatient revenue per outpatient visit	$544		$522		$542		$501
Patient revenue per adjusted admission	$7,793		$7,342		$7,761		$7,318

(a)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(f) Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended September 30, 2004 and 2003

Income from continuing operations increased to $43.4 million in the three months ended September 30, 2004 from $10.6 million in the three months ended September 30, 2003. This was primarily due to a $50.6 million increase in the allowance for doubtful accounts in 2003 discussed previously (see “Overview”). Additionally, same facility revenues increased 7.7% in 2004 compared to 2003. This was partially offset by supplies increasing as a percentage of revenues.

Revenues increased to $1,112.4 million in the three months ended September 30, 2004 compared to $925.3 million in the three months ended September 30, 2003. Same facility revenues increased 7.7% in 2004 compared to 2003, which includes $0.3 million and $3.6 million in favorable prior year cost report settlements in 2004 and 2003, respectively. Excluding prior year cost report settlements, same facility patient revenue per adjusted admission increased 6.1% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 5.9% and 5.1%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 7% in 2004 compared to 2003. Same facility admissions and adjusted admissions increased 2.2% and 2.3%, respectively, in 2004 compared to 2003. This was due partially to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. During the third quarter of 2004, Triad recorded approximately $6.6 million in reductions to revenues, relating to adjustments in contractual allowances at one facility. These reductions relate to corrections of prior periods, primarily in 2004, none of which were significant to any individual period. Triad had increases in revenues of $115.4 million, admissions of 8,174, adjusted admissions of 13,909, inpatient surgeries of 2,943, outpatient surgeries of 4,987 and outpatient visits of 103,837 from the acquisitions of seven hospitals in the fourth quarter of 2003 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 40.3% in the three months ended September 30, 2004 from 40.5% in the three months ended September 30, 2003. Employee benefit costs decreased, as a percentage of revenues, to 6.9% in 2004 compared to 7.3% in 2003. Employee health benefit costs moderated during 2004, remaining relatively constant on a same facility basis compared to an increase of $2.3 million, or 5.4%, in 2003.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the three months ended September 30, 2004 from 1.4% in the three months ended September 30, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.7% in the three months ended September 30, 2004 from 15.8% in the three months ended September 30, 2003. This was due primarily to supplies per adjusted admission increasing 11.9% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues remained constant at 18.9% in the three months ended September 30, 2004 and September 30, 2003. A $0.8 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements.

Provision for doubtful accounts as a percentage of revenues decreased to 10.9% in the three months ended September 30, 2004 compared to 13.9% in the three months ended September 30, 2003. Triad recorded $50.6 million of additional allowance in the three months ended September 30, 2003. This was due primarily to a growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2003 (see “Overview”). Triad’s uninsured receivables grew during 2004 but not at the rate experienced in the third quarter of 2003 (see “Other Trends”). If uninsured receivables continue to increase in the future then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $47.2 million in the three months ended September 30, 2004 from $40.8 million in the three months ended September 30, 2003, primarily due to the acquisition of seven hospitals in the fourth quarter of 2003 and completion of several capital projects during 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Interest expense, which was offset by $0.6 million and $0.9 million of interest income in the three months ended September 30, 2004 and 2003, respectively, decreased to $26.4 million in 2004 compared to $32.2 million in 2003. This was due primarily to decreases in floating rate debt interest rates, reduction of principal balances from scheduled payments, the November 2003 refinancing of Triad’s 11% senior subordinated notes and the April 2004 refinancing of Triad’s 8¾% senior notes, which is discussed in “Liquidity and Capital Resources”.

Minority interests decreased to $(1.2) million in the three months ended September 30, 2004 from $1.9 million in the three months ended September 30, 2003 due to reduced earnings at certain of Triad’s non-wholly owned facilities. This was partially offset by the minority interests on jointly-owned entities acquired during the fourth quarter of 2003.

Equity in earnings of affiliates was $7.2 million in the three months ended September 30, 2004 compared to $7.6 million in the three months ended September 30, 2003 due primarily to lower earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada.

Income tax provision was $24.2 million in the three months ended September 30, 2004 compared to $7.7 million in the three months ended September 30, 2003. In the third quarter of 2004, Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% from state tax rate changes. Triad’s effective tax rate is affected by nondeductible ESOP expense.

Nine Months Ended September 30, 2004 and 2003

Income from continuing operations decreased to $87.3 million in the nine months ended September 30, 2004 from $93.4 million in the nine months ended September 30, 2003. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating to the repayment of its 8¾% senior notes. In addition, supplies and provision for doubtful accounts increased as a percentage of revenues. This was partially offset by a 9.5% increase in same facility revenue. Triad also had a $50.6 million increase in its allowance for doubtful accounts in 2003 discussed previously (see “Overview”).

Revenues increased to $3,310.7 million in the nine months ended September 30, 2004 compared to $2,717.8 million in the nine months ended September 30, 2003. Same facility revenues increased 9.5% in 2004 compared to 2003, which includes $1.3 million and $16.0 million in favorable prior year cost report settlements during 2004 and 2003, respectively. Excluding prior year cost report settlements, same facility patient revenue per adjusted admission increased 6.1% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 5.2% and 6.3%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 7% in 2004 compared to 2003. Same facility admissions and adjusted admissions increased 3.5% and 4.3%, respectively, in 2004 compared to 2003. This was due partially to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy. This trend subsided in the fourth quarter of 2003. Triad had increases in revenues of $334.1 million, admissions of 24,135, adjusted admissions of 40,118, inpatient surgeries of 8,784, outpatient surgeries of 15,363 and outpatient visits of 304,467 from the acquisitions of seven hospitals in the fourth quarter of 2003 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which included contract nursing) as a percentage of revenues decreased to 40.3% in the nine months ended September 30, 2004 from 40.9% in the nine months ended September 30, 2003. Salaries decreased, as a percentage of revenues, to 31.9% in 2004 compared to 32.1% in 2003 due primarily to increased productivity. Employee benefit costs decreased, as a percentage of revenues, to 7.2% in 2004 compared to 7.5% in 2003. This was due to employee health benefit costs moderating during 2004, increasing on a same facility basis, $4.8 million, or 3.7%, compared to $18.2 million, or 16.2%, in 2003.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the nine months ended September 30, 2004 from 1.4% in the nine months ended September 30, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.3% in the nine months ended September 30, 2004 from 15.5% in the nine months ended September 30, 2003. This was due primarily to supplies per adjusted admission increasing 11.1% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents and other implantable devices.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.5% in the nine months ended September 30, 2004 compared to 18.7% in the nine months ended September 30, 2003. On a same facility basis, other operating expenses increased 7.9% while same facility revenues increased 9.5%. This was due primarily to a decrease in insurance costs, on a same facility basis, of $1.4 million, or 2.0%. Reductions to the estimated general and professional liability for prior periods were approximately $1.7 million in 2004 and $4.0 million in 2003 (see “Other Trends”). A $2.8 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues increased to 10.6% in the nine months ended September 30, 2004 compared to 10.1% in the nine months ended September 30, 2003. This was due primarily to an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003, although the growth was not at the rate experienced in the last two quarters of 2003 (see “Other Trends”). Triad recorded $55.6 million of additional allowance in the nine months ended September 30, 2003. This was due primarily to a growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables in the third quarter of 2003 (see “Overview”). If uninsured receivables continue to increase in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $137.6 million in the nine months ended September 30, 2004 compared to $121.9 million in the nine months ended September 30, 2003, due primarily to the acquisition of seven hospitals in the fourth quarter of 2003 and completion of several capital projects during 2004.

Interest expense, which was offset by $1.7 million and $2.0 million of interest income in the nine months ended September 30, 2004 and 2003, respectively, decreased to $86.2 million in the nine months ended September 30, 2004 compared to $97.7 million in the nine months ended September 30, 2003. This was due primarily to decreases in floating rate debt interest rates, reduction of principal balances from scheduled payments, the November 2003 refinancing of Triad’s 11% senior subordinated notes and the April 2004 refinancing of Triad’s 8¾% senior notes, which is discussed in “Liquidity and Capital Resources”.

Gain on sales of assets in the nine months ended September 30, 2004 included a $0.9 million gain on the sale of a reference lab and a $0.5 million loss on the sale of a parcel of land. Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the nine months ended September 30, 2003.

Minority interests decreased to $4.2 million in the nine months ended September 30, 2004 from $5.9 million in the nine months ended September 30, 2003 due to reduced earnings at certain of Triad’s non-wholly owned facilities. This was partially offset by the minority interests on jointly-owned entities acquired during the fourth quarter of 2003.

Equity in earnings of affiliates was $17.4 million in the nine months ended September 30, 2004 compared to $22.9 million in the nine months ended September 30, 2003 due primarily to lower earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada.

Income tax provision was $53.5 million in the nine months ended September 30, 2004 compared to $61.6 million in the nine months ended September 30, 2003. Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% in the third quarter of 2004 from state tax rate changes. Triad’s effective tax rate is affected by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $281.7 million in the nine months ended September 30, 2004 compared to $292.9 million in the nine months ended September 30, 2003. Triad paid $81.8 million of income taxes, of which approximately $15.3 million related to one sales transaction, in 2004 compared to $4.3 million in 2003. Accounts receivable increased $10.5 million in 2004 compared to a $12.8 million increase in 2003 due primarily to an increase in cost report settlements received in 2004 compared to 2003. Accounts receivable days decreased three days in 2004 compared to 2003. Payments for malpractice insurance premiums decreased $4.1

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

million in 2004 compared to 2003. Payments for accounts payable increased $8.5 million in 2004 compared to 2003 due to timing of payments. Triad made interest payments of $68.3 million in 2004 compared to $73.1 million in 2003. Triad paid $21.3 million in annual incentive payments in 2004 compared to $23.1 million in 2003. Triad also paid $23.5 million in annual retirement plan contributions in 2004 compared to $21.6 million in 2003.

Cash used in investing activities decreased to $92.9 million in the nine months ended September 30, 2004 from $168.2 million in the nine months ended September 30, 2003. This was due to $230.3 million of proceeds received primarily on the sales of hospitals in Tucson, Arizona, Alice, Texas, and San Leandro, California and two hospitals and three surgery centers in the Kansas City, Missouri area. This was partially offset by an increase in capital expenditures of $147.5 million in 2004 compared to 2003 due primarily to the commencement of construction of three new hospitals during the last half of 2003. Triad currently anticipates expending up to $170 million (approximately $140 million for expansion and development) in capital expenditures for the remainder of 2004.

Cash used in financing activities was $114.4 million in the nine months ended September 30, 2004 compared to $52.8 million in the nine months ended September 30, 2003. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily for the tender of its 8¾% senior notes, which is discussed below. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on the sale of El Dorado Hospital, which is discussed below. In June 2004, Triad received a $5.7 million contribution from a minority owner in a newly formed jointly-owned entity, which is discussed below.

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

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.9 million in debt issue costs related to the issuance of the notes, which are being amortized over the period the notes are outstanding. Triad used all of the proceeds of the notes and cash on hand to pay for the tender of the 8¾% senior notes and the issue costs of the 7% senior notes.

Triad called the remaining principal of approximately $4.2 million of its 11% senior subordinated notes on June 28, 2004. Triad recorded refinancing transaction costs in the second quarter of 2004 of $0.2 million for the call premium on these notes.

In June 2004, Triad increased its line of credit to $400 million from $250 million by an amendment to its bank credit facility. The amendment also favorably modified certain covenants and allowed Triad to call its remaining 11% senior subordinated notes. In March 2004, Triad reduced the interest rate on its Tranche B term loan, by amendment to its bank credit facility, to LIBOR plus 2.25% from LIBOR plus 3.0%. The LIBOR spread is subject to further reduction to LIBOR plus 2.0%, depending upon the total leverage of Triad. Triad incurred approximately $3.2 million in debt issue costs relating to the amendments, which are being amortized over the remaining life of the term loans.

At September 30, 2004, Triad’s indebtedness consisted of a Tranche A term loan of $76.8 million bearing interest at LIBOR plus 2.25% (4.09% at September 30, 2004) with principal amounts due through 2007, a Tranche B term loan of $407.1 million bearing interest at LIBOR plus 2.25% (4.09% at September 30, 2004) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At September 30, 2004, Triad had a $400 million line of credit which bears interest at LIBOR plus 2.25%. At September 30, 2004, no amounts were outstanding under the line of credit although there were $28.2 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad.

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

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.89% at September 30, 2004. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad’s interest rate swap agreement is designated as a cash flow hedge.

At September 30, 2004, Triad had working capital of $499.4 million. Management expects that operating cash flow and its revolving credit line will provide sufficient liquidity for the remainder of fiscal 2004. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development of a new hospital in Mesquite, Nevada in June 2004. As of September 30, 2004, approximately $31.4 million has been spent on this project.

Triad has commenced development of a new hospital in Tucson, Arizona. The anticipated cost of the project is approximately $90 million and completion is expected in the first quarter of 2005. As of September 30, 2004, approximately $55.0 million has been spent on this project.

Triad has entered into a joint arrangement with a non-profit hospital organization to build a second hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the non-profit organization funding the remainder. Triad would also lease its existing facility to the joint entity. Triad has commenced development on this project and anticipates completion in the first quarter of 2005. As of September 30, 2004, approximately $47.4 million has been spent on this project.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $100 million and completion is expected in the first quarter of 2006. As of September 30, 2004, approximately $18.2 million has been spent on this project.

Triad anticipates that it will construct a replacement facility in Springfield, Oregon for approximately $85 million. Triad anticipates that construction could begin in the first quarter of 2005.

Triad’s non-consolidating joint entity in Las Vegas, Nevada has constructed a new acute care hospital. Triad has contributed approximately $22 million for this project as of September 30, 2004 funded by distributions it would have otherwise received.

On October 1, 2004, Triad acquired the assets of an acute care hospital in Peru, Indiana for approximately $18.0 million.

Triad entered into a letter of intent and definitive agreement to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. The agreement provided, among other things, that, subject to certain conditions, Triad would be the majority owner in the venture, the not-for-profit hospital would contribute its current operations to the venture and the venture would build a replacement facility that would cost approximately $150 million. On October 26, 2004, Triad was advised by the not-for-profit hospital that certain conditions to its obligations would not be satisfied, and the parties agreed not to complete the transaction.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2006.

Triad is exploring various other opportunities with not-for-profit hospitals to become a capital partner to construct replacement facilities. Although no definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $230 million related to these projects. Of this amount, approximately $75 million is anticipated to be expended during the fourth quarter of 2004 and the remainder during 2005.

Triad expects that its anticipated capital expenditures, including expansion and development projects, will be funded with either operating cash flows, its existing credit facility, or proceeds from the sales of securities.

In June 2004, Triad leased its Regional Medical Center of Northeast Arkansas to a newly formed jointly-owned entity. Triad contributed cash and net working capital liabilities for a 65% interest in the entity. The minority owners contributed $5.7 million in cash for their 35% interest in the entity.

In February 2004, Triad sold El Dorado Hospital in Tucson, Arizona for approximately $33.2 million plus working capital. A minimal loss on the sale was recognized in the first quarter of 2004. This entity was reclassified to discontinued operations in the fourth quarter of 2003.

In March 2004, Triad closed under a definitive agreement to sell two acute care hospitals and three ambulatory surgery centers it leased in the Kansas City, Missouri area to HCA for approximately $136 million. Approximately $21 million of the proceeds were held in escrow at closing. The escrow was released to Triad in April 2004. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $84 million. These facilities were reclassified to discontinued operations in the first quarter of 2004.

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

In July 2004, Triad sold its acute care hospital in Alice, Texas for approximately $18.0 million less net liabilities assumed. A pre-tax gain on the sale, after prior years’ impairment charges, of approximately $0.5 million was recorded in discontinued operations in the third quarter of 2004. This facility was reclassified to discontinued operations in the first quarter of 2004.

In July 2004, Triad sold its acute care hospital in San Leandro, California for approximately $35.0 million less net assumed liabilities. Triad recorded in discontinued operations a pre-tax gain on the sale of approximately $10.9 million in the third quarter of 2004. This facility was reclassified to discontinued operations in the second quarter of 2004.

The facilities included in discontinued operations had revenues of $0.7 million and $56.8 million for the three months ended September 30, 2004 and 2003, respectively, and $83.9 million and $172.6 million for the nine months ended September 30, 2004 and 2003, respectively. These facilities had pre-tax income (loss) of $9.5 million and $(0.3) million for the three months ended September 30, 2004 and 2003, respectively, and $94.0 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively. Included in the pre-tax income for the three and nine months ended September 30, 2004 were $11.4 million and $95.2 million in pre-tax gain on sales of assets, respectively.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

on these loans at the historical default rate, which was approximately 25.5% at September 30, 2004. At September 30, 2004, the amounts subject to the guarantees were $21.3 million. Triad had $5.3 million reserved at September 30, 2004 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.3 million at September 30, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at September 30, 2004.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

Income Taxes

The IRS is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, the Triad’s taxable year ended December 31, 2002. Although the examinations are ongoing, to date the IRS has not proposed any adjustments for such years.

During the three months ended September 30, 2004, (i) Triad, as successor-in-interest to Quorum, reached a settlement with the IRS with respect to Quorum’s taxable years ended June 30, 1999 and 2000, relating to carryover

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

adjustments resulting from adjustments in prior taxable years to certain tax deductions and losses, (ii) Triad reached a settlement with the IRS with respect to Triad’s taxable years ended December 31, 1999 and 2000, relating to corrections to various tax accounting issues, and (iii) Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached tentative settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. In the opinion of management, none of these settlements have a material impact on Triad’s results of operations or financial position.

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

General Liability Claims

Triad, QHR, and IRG, are defendants against claims for breaches of employment contracts filed in separate lawsuits involving two former employees of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, in one of such lawsuits a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have filed various post-trial motions and intend to appeal such judgment. Triad reserved $6.4 million in the second quarter of 2004 in respect of these claims.

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

In December 2000, the Centers for Medicare and Medicaid Services (“CMS”) acting under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) released final regulations, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Triad has entered into an interest rate swap agreement which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 1.89% at September 30, 2004.

With respect to Triad’s interest-bearing liabilities, approximately $483.9 million of long-term debt at September 30, 2004 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,202.9 million at September 30, 2004 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,724.5 million at September 30, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $3.8 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2004, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

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

Triad Hospitals, Inc.

Date: November 8, 2004	By:	/s/ BURKE W. WHITMAN
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