Form 10-K
period 2004-12-31
TRIAD HOSPITALS INC
filed 2005-03-11
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At June 30, 2004, the aggregate market value of the common stock held by non-affiliates was approximately $2.7 billion. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of February 15, 2005, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 78,595,093.

Part I

Item 1. Business

General

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides health care services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. Triad’s hospital facilities currently include 52 general acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly owned subsidiary, Quorum Health Resources, LLC (“QHR”), Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States. The terms “we”, “our”, “the Company”, “us”, and “Triad” refer to the business of Triad Hospitals, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

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

Principal Executive Offices

Triad’s principal executive offices are located at 5800 Tennyson Parkway, Plano, Texas 75024, and its telephone number is (214) 473-7000. Triad’s corporate Website address is http://www.triadhospitals.com.

Information contained on such Website is not part of this Annual Report. Annual reports, quarterly reports, current reports and amendments to those reports filed with the SEC are available free of charge through the Website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Triad’s Markets

Most of Triad’s owned facilities are located in two distinct types of markets primarily in the southern, midwestern and western United States. Over three-quarters of Triad’s owned hospitals are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. These hospitals are usually either the only hospital or one of two or three hospitals in the community. The remainder of Triad’s owned hospitals are located in selected larger urban areas. Triad owns and operates hospitals in 15 states. Over half of Triad’s facilities are located in the states of Alabama, Arkansas, Indiana, and Texas.

Through QHR, a separate contract management services and consulting subsidiary, Triad also provides management services to independent hospitals and hospital systems located throughout the United States.

Small City Markets

Triad believes that the small cities of the southern, midwestern and western United States are attractive to health care service providers as a result of favorable demographic, economic and competitive conditions. 40 of the 52 general acute care hospitals that Triad owns and operates are located in these small city markets. Of these, 22 hospitals are located in communities where they are the sole hospital and 18 hospitals are located in communities where they are one of only two or three hospitals. Triad believes that small city markets can support specialty services which generally produce higher revenues than other health care services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and Triad believes that it is in a good position to negotiate favorable managed care contracts in these markets.

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

Selected Larger Urban Markets

12 of the 52 general acute care hospitals that Triad owns and operates are located in selected larger urban markets of the southern, midwestern and western United States.

In addition to the direct competition Triad faces from other health care providers in these markets, there are higher levels of managed care penetration in the larger urban markets (a higher relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs).

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

•	Actively involve communities in decision making. Triad’s community philosophy is a simple one: our stockholders own the bricks and mortar, but the hospitals effectively “belong” to the communities we serve. Triad seeks to have each community embrace its hospital as an important local asset in order to make the facility successful. To that end, Triad has created for each of its facilities local Boards of Trustees consisting solely of local physicians and community leaders. Triad empowers each local Board of Trustees with responsibilities related to strategic and capital planning and overall supervision of the quality of care provided to the community. By involving local communities in key decisions affecting their hospitals, Triad believes it can achieve higher volumes, rates and operating margins.

•	Actively partner with not-for-profit hospitals. An integral part of Triad’s operating strategy is to be a preferred partner for the not-for-profit hospitals that comprise approximately 85% of the nation’s acute care hospitals. For not-for-profit hospitals, Triad offers three alternatives for potentially improving their performance: contract management, consulting services and capital partnership. Triad believes that these relationships can result in attractive growth opportunities that are consistent with, and that reinforce, the other components of its business strategy.

Triad provides management and consulting services through its QHR subsidiary to approximately 180 not-for-profit hospitals in the United States. These are typically independent hospitals in rural communities that Triad believes benefit from the management infrastructure QHR provides, infrastructure that they might not otherwise afford on their own.

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

For existing facilities, Triad currently expects to spend approximately $120 to $180 million annually on routine maintenance capital expenditures for structural and cosmetic repairs and maintaining market share at its facilities. Triad also identifies and invests in expansion opportunities where it perceives that demand is not being adequately met due to population growth or insufficient existing health care services. Expansion opportunities may include adding beds, adding operating rooms or introducing specialty services in order to meet demand and decrease outmigration.

For external development, Triad pursues potential acquisitions, but only selectively and opportunistically. In situations where sellers are concerned solely with obtaining the highest price, especially in an auction, Triad generally does not have a competitive advantage over others and thus generally does not prevail. However, in situations where sellers also place value on its collaborative culture and strategy, Triad believes it often has a competitive advantage and sometimes can prevail, even in an auction, and even when Triad may not submit the highest financial offer. Triad also builds new hospitals, either on its own or in partnership with not-for-profit hospitals, especially in small-city markets with populations of 50,000-200,000 and in other markets that tend to be most receptive to its strategy of working collaboratively with providers and communities. Triad also builds replacement facilities for existing facilities, usually by becoming a capital partner with a not-for-profit hospital that lacks capital to rebuild an old or aging facility but has a favorable clinical reputation and market position.

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

The following table sets forth certain statistics for hospitals owned by Triad for each of the past five years. The comparability of the statistics has been affected by the acquisition of Quorum on April 27, 2001 and additional acquisitions in 2002 and 2003. Prior years statistics have been restated to reflect the reclassification of discontinued operations. See NOTE 4 - DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

	Years ended December 31,
	2004	2003	2002	2001	2000
Number of hospitals at end of period (a)	51	49	42	40	22
Number of licensed beds at end of period (b)	8,071	7,986	7,271	7,014	3,001
Weighted average licensed beds (c)	8,037	7,392	7,128	5,823	3,081
Admissions (d)	312,494	277,229	263,917	212,842	107,297
Adjusted admissions (e)	542,453	478,531	454,258	365,725	187,633
Average length of stay (days) (f)	4.7	4.9	4.9	4.8	4.3
Average daily census (g)	3,983	3,705	3,523	2,789	1,259
Occupancy rate (h)	56%	55%	51%	49%	48%

(a)	Number of hospitals excludes discontinued operations and facilities under construction at December 31st of each year. This table does not include any operating statistics for discontinued operations and non-consolidating joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Represents the average number of licensed beds weighted based on periods owned.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Represents the average number of days admitted patients stay in Triad’s hospitals.
(g)	Represents the average number of patients in Triad’s hospital beds each day.
(h)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

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

Sources of Revenue

Triad receives payment for patient services from the Federal government primarily under the Medicare program, state governments under their respective Medicaid programs, managed care plans and other private insurers as well as directly from patients. The approximate percentages of patient revenues, restated for discontinued operations, of Triad’s facilities from such sources during the periods specified below were as follows:

	Years Ended December 31,
	2004	2003	2002
Medicare	31.0%	30.5%	31.7%
Medicaid	5.1	5.4	5.3
Managed care plans	42.5	41.9	39.5
Other sources	21.4	22.2	23.5

Total	100.0%	100.0%	100.0%

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. During 2003 and 2004, Triad experienced significant growth in uninsured receivables and deterioration in the collectibility of these receivables. Beginning in the fourth quarter of 2004, Triad implemented a new self-pay discount program. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. Triad anticipates implementing an additional component to its self-pay discount program during the second quarter of

2005. This additional component would offer a discount for all uninsured patients based on the lowest managed care discount in each hospital location. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion.

For more information on the reimbursement programs on which Triad’s revenues are dependent, see “Reimbursement.”

Hospital Management Services

QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 180 hospitals as of December 31, 2004. QHR provides management services to independent hospitals and hospital systems under management contracts and also provides selected consulting, educational and related services. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Approximately 70% of these hospitals have less than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital’s financial management, the economic and population-related factors affecting the hospital’s market, physician relationships and staffing requirements. Then, based on its assessment, QHR develops and recommends a management plan to the hospital’s governing board.

To implement the management plan adopted for each hospital, QHR typically provides the hospital with personnel to serve as the hospital’s chief executive officer and chief financial officer. Although these people are QHR employees, they operate under the direction and control of the hospital’s governing body, and the balance of the hospital staff remain employees of the hospital under the control and supervision of the hospital. QHR’s hospital-based team is supported by its regional and corporate management staff. QHR currently has 5 regional offices located throughout the United States. QHR’s regional office staff is experienced in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area.

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

Employees and Medical Staff

At December 31, 2004, Triad had approximately 38,600 employees, including approximately 10,500 part-time employees, as well as approximately 430 employees providing hospital management and consulting services. Employees at three hospitals are currently represented by labor unions. Triad considers its employee relations to be good. While Triad’s non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

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

Triad periodically performs both employee and physician satisfaction surveys. The surveys are used by management to enhance the operating performance of each hospital.

Triad’s Ethics and Compliance Program

It is Triad’s policy that its business be conducted with integrity and in compliance with applicable law. Triad has developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad’s business and to help assure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the ethics and compliance program, Triad provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of Triad’s operations, and develops and implements policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad’s hospitals, as well as a national “hotline” to which employees can report, on an anonymous basis if preferred, any suspected violations. Triad has also established a separate committee of the Board of Directors to monitor the ethics and compliance program.

On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General (the “OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to maintain the compliance program was approximately $3.1 million, $4.4 million and $3.0 million in 2004, 2003, and 2002, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

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

Under PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital’s costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals (and entities outside of the health care industry) in purchasing goods and services. For Federal fiscal year 2003, hospitals generally received the market basket index minus 0.55% and for Federal fiscal year 2004 the update was the full market basket. For Federal fiscal year 2005, hospitals generally will receive the full market basket. Future legislation may decrease the rate of increase for DRG payments, which could make it more difficult to grow revenue and to maintain or improve operating margins.

Outpatient services provided at general, acute care hospitals typically are reimbursed under a PPS system for outpatient hospital services (“APCs”). APCs were updated by the market basket for Federal fiscal years 2003 and 2004. For Federal fiscal year 2005, APCs will be updated by the full market basket index. Therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare Physician fee schedule.

Payments for Medicare skilled nursing facility services and home health services are made under a PPS system for skilled nursing facility services, home health services and inpatient rehabilitation hospital services. The update for 2003 was the market basket minus 0.5% and for 2004 was the full market basket. For Federal fiscal year 2005, the rates will be updated by the market basket. There is also consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2004, 21 of Triad’s hospitals operated skilled nursing facilities.

Home health services are reimbursed under a PPS system, although in fiscal year 2003, payments were reduced by approximately 7%. For 2004 through 2006 the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for a reduction in the annual payment update and adds a 5% rural add-on for discharges between April 1, 2004 through March 31, 2005. For the year ended December 31, 2004, less than 1% of Triad’s revenues were derived from home health services.

Payments to PPS-exempt hospitals and units such as inpatient psychiatric hospital services are based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. On November 15, 2004, final rules were issued to convert reimbursement for PPS-exempt psychiatric hospitals and units to a prospective payment system. Reimbursement will be based on a prospectively determined per diem for cost reporting periods beginning on or after January 1, 2005. The per diem rules have four tiers, the highest for the first day of the stay, a lower rate for the second through fourth day, a third tier for the fifth through eighth day, and a final tier. The payment system will be phased in over a three-year period. Also, during this period there will be a stop loss provision equal to at least 70 percent of the amount that would have been paid under the reasonable cost reimbursement system. For the year ended December 31, 2004, less than 1% of Triad’s patient revenues were derived from psychiatric services.

On November 20, 2004, Congress passed the FY 2005 Omnibus Appropriations bill. Included in this bill was a provision delaying the enforcement of the inpatient rehabilitation facility (“IRF”) 75% rule (the “IRF 75% Rule”) up to 60 days after a Government Accountability Office (“GAO”) report is completed on this issue. The IRF 75% Rule, implemented in 1983, is one of the key eligibility criteria for IRFs. In May 2004, CMS issued a final rule that included restrictive changes to the conditions that qualify under the IRF 75% Rule. This rule requires that beginning July 1, 2004, at least 50% of Medicare patients are classified in one of the thirteen medical categories. The threshold increases to 60% beginning July 1, 2005, 65% on July 1, 2006, and up to the original 75% on July 1, 2007. A hospital not meeting these thresholds will receive reduced payments based on Medicare DRGs instead of IRF payments. Triad in the interim intends to fully comply with the provisions of the May 2004 final rule.

Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 16 rural health clinics affiliated with Triad’s hospitals.

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

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals and equalizes the DRG base payment rate among hospitals. Triad received an additional $9.5 million in reimbursement from MMA in 2004 and anticipates it may receive $13 million in reimbursement from MMA in 2005.

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

Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. If Triad or any Triad facility is found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, Triad could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on Triad’s financial position and results of operations. HCA has agreed to indemnify Triad in respect of losses arising from such government investigations for the periods prior to the spin-off. See “Governmental Investigations - Governmental Investigation of HCA and Related Litigation” for more information regarding such arrangement.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports. The due dates for cost reports for cost reporting periods ending after August 31, 2000 were delayed due to CMS not issuing the final payment schedules for APCs. Beginning in October 2002, the final payment schedules for APCs began to be issued for cost reporting periods ended after August 31, 2000. Triad has filed cost reports for these periods. The delay in filing these cost reports will extend the time period of final determination of amounts earned. Pursuant to the terms of the spin-off distribution agreement, HCA agreed to indemnify Triad for any payments which it is required to make with respect to the Medicare, Medicaid and Blue Cross cost reports for Triad facilities operated by HCA prior to the spin-off relating to periods ending on or prior to the spin-off and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports. Triad was responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for Triad’s facilities for all periods prior to the spin-off subject to the above indemnifications from HCA. In July 2003, HCA finalized a settlement agreement with the government relating to cost report periods ending before August 1, 2001 which includes the indemnified cost reports.

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

All of the hospitals affiliated with Triad are certified under the Medicare and Medicaid programs and all are accredited by the Joint Commission on Accreditation of Healthcare Organizations, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its accreditation by this Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Triad’s facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for Triad to effect changes in its facilities, equipment, personnel and services.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including certain inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

On January 4, 2001, CMS issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered Phase I of a two-phase process. Phase I of the regulations became effective January 4, 2002, except in the case of the provisions relating to home health agencies, which became effective April 5, 2001. On March 25, 2004, CMS published Phase II of these regulations. These Phase II regulations, referred to as “interim final regulations”, became effective on July 26, 2004. Phase II addresses the statutory exceptions related to ownership and investment interests, statutory exceptions for certain compensation arrangements, and reporting requirements. Phase II also creates some new regulatory exceptions and addresses public comments on Phase I. These regulations mandated certain changes to certain of Triad’s practices and procedures, but Triad cannot yet predict all of the effects that the interim final regulations might have.

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

Health Care Reform. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bills of rights, requirements that hospitals publicly report certain quality indicators and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

Administrative Simplification. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. CMS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically, which required compliance by October 16, 2003. Triad is currently in compliance with these regulations.

In December 2000, CMS acting under HIPAA released final regulations, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

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

Insurance. As is typical in the health care industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. The cost of malpractice and other liability insurance rose significantly in 2003 and 2002, although these costs were relatively stable in 2004. There can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad elected to obtain insurance coverage on a claims-incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers, which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad’s existing coverage on August 1, 2001.

Triad has recorded an estimated liability for deductibles related to general and professional liability risks of $124.5 million at December 31, 2004. Any losses incurred in excess of amounts maintained under insurance policies will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See “NOTE 1 – ACCOUNTING POLICIES – Self-Insured Liability Risks” in the consolidated financial statements for a more detailed discussion of such arrangements.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government elected not to intervene in the case and the complaint was unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation which alleges violations of law. Triad may not know about such investigations or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Governmental Investigation of HCA and Related Litigation. HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA providing that HCA will indemnify, or make specified cash payments to, Triad for certain losses (other than consequential damages) resulting from certain governmental investigations and litigation to which HCA was previously subject and related acts. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects. The extent to which Triad may or may not be affected by the ongoing investigation of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material effect on Triad’s business, financial condition, results of operations or prospects.

Item 2. Properties

The following table lists the hospitals owned by Triad as of December 31, 2004.

Facility Name	City	State	Licensed Beds
Flowers Hospital	Dothan	AL	235
Medical Center Enterprise	Enterprise	AL	131
Gadsden Regional Medical Center	Gadsden	AL	346
Crestwood Medical Center	Huntsville	AL	120
Jacksonville Hospital	Jacksonville	AL	89
Valley Hospital (1)	Palmer	AK	40
Northwest Medical Center of Benton County	Bentonville	AR	128
Medical Center of South Arkansas (2)	El Dorado	AR	166
Medical Park Hospital	Hope	AR	79
National Park Medical Center	Hot Springs	AR	166
Willow Creek Women’s Hospital	Johnson	AR	30
NEA Regional Medical Center (3)	Jonesboro	AR	104
St. Mary’s Regional Medical Center	Russellville	AR	170
Central Arkansas Hospital	Searcy	AR	193
Northwest Medical Center of Washington County	Springdale	AR	222
Northwest Medical Center	Tucson	AZ	278
Bluffton Regional Medical Center	Bluffton	IN	79
Dupont Hospital (4)	Fort Wayne	IN	86
Lutheran Hospital of Indiana	Fort Wayne	IN	402
St. Joseph’s Hospital	Fort Wayne	IN	191
Dukes Memorial Hospital	Peru	IN	50
Kosciusko Community Hospital	Warsaw	IN	72
Women & Children’s Hospital	Lake Charles	LA	84
Wesley Medical Center	Hattiesburg	MS	211
River Region Health System (5)	Vicksburg	MS	372
Carlsbad Medical Center	Carlsbad	NM	127
Lea Regional Medical Center	Hobbs	NM	250
MountainView Regional Medical Center	Las Cruces	NM	127
Mesa View Regional Hospital	Mesquite	NV	25
Barberton Citizens Hospital (6)	Barberton	OH	311
Doctors Hospital of Stark County	Massillon	OH	166
Claremore Regional Hospital	Claremore	OK	89
SouthCrest Hospital	Tulsa	OK	180
Woodward Regional Hospital (7)	Woodward	OK	87
Willamette Valley Medical Center	McMinnville	OR	80
McKenzie-Willamette Hospital (8)	Springfield	OR	114
Carolinas Hospital System – Florence	Florence	SC	372
Carolinas Hospital System – Lake City (9)	Lake City	SC	48
Mary Black Memorial Hospital (10)	Spartanburg	SC	209
Abilene Regional Medical Center	Abilene	TX	187
Brownwood Regional Medical Center (11)	Brownwood	TX	216
College Station Medical Center	College Station	TX	115
Navarro Regional Hospital	Corsicana	TX	162
Denton Community Hospital (12)	Denton	TX	122
Longview Regional Medical Center	Longview	TX	166
Woodland Heights Medical Center	Lufkin	TX	146
Pampa Regional Medical Center	Pampa	TX	115
San Angelo Community Medical Center	San Angelo	TX	168
DeTar Healthcare System	Victoria	TX	328
Gulf Coast Medical Center	Wharton	TX	161
Greenbrier Valley Medical Center	Ronceverte	WV	122

(1)	A wholly-owned subsidiary of Triad holds a 76.2% interest in, and is the manager of, the entity owning this facility. The entity is currently building a replacement hospital for this facility.
(2)	Triad holds a 50% equity interest in a non-consolidated joint venture which owns and operates this facility. Triad is the manager of this facility.
(3)	A wholly-owned subsidiary of Triad holds a 60.0% interest in, and is the manager of, the entity owning this facility.
(4)	A wholly-owned subsidiary of Triad holds an 81.3% interest in, and is the manager of, the entity owning this facility.
(5)	A wholly-owned subsidiary of Triad holds a 71.5% interest in, and is the manager of, the entity owning this facility.

(6)	A wholly-owned subsidiary of Triad holds a 93.5% interest in, and is the manager of, the entity owning this facility.
(7)	Held pursuant to an operating lease with an initial term of 20 years and a renewal term of 20 years.
(8)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.
(9)	Held pursuant to operating lease with initial term of ten years and two renewal options of five years.
(10)	A wholly-owned subsidiary of Triad holds a 91.8% interest in, and is the manager of, the entity owning this facility.
(11)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.
(12)	An entity, in which a wholly-owned subsidiary of Triad owns an 80.0% interest, is currently building a replacement hospital in Denton, Texas for this facility.

In addition to the hospitals listed in the table above, as of December 31, 2004, Triad operated 14 ambulatory surgery centers. Medical office buildings also are operated in conjunction with Triad’s hospitals. These office buildings are primarily occupied by physicians who practice at Triad’s hospitals.

The following table lists the hospitals owned by joint venture entities in which Triad is the minority owner and the percentage ownership interest as of December 31, 2004. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26%)	Las Vegas	NV	257
Valley Health System LLC	Desert Springs Hospital (28%)	Las Vegas	NV	346
Valley Health System LLC	Valley Hospital Medical Center (28%)	Las Vegas	NV	409
Valley Health System LLC	Spring Valley Hospital Medical Center (28%)	Las Vegas	NV	176

Triad’s headquarters are located in approximately 150,000 square feet of space in one office building that Triad leases in Plano, Texas.

QHR leases regional offices located throughout the United States.

In addition to the information provided above, Triad opened a newly constructed 96-bed hospital in Tucson, Arizona in January 2005. Triad’s hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad’s present needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Part II.

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Triad’s common stock is listed on the New York Stock Exchange (symbol “TRI”). The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for Triad’s common stock for the years ended December 31, 2003 and 2004.

2003	High	Low
First Quarter	$30.68	$24.12
Second Quarter	27.59	20.53
Third Quarter	33.06	24.36
Fourth Quarter	34.74	28.25

2004
First Quarter	$37.45	$29.95
Second Quarter	37.23	30.90
Third Quarter	38.00	31.50
Fourth Quarter	37.37	31.88

At the close of business on February 15, 2005 there were approximately 10,660 holders of record of Triad’s common stock.

Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain indebtedness covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6. Selected Financial Data

The following consolidated selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Triad’s consolidated financial statements and related notes to the consolidated financial statements, which are included herein. Prior years selected financial data has been restated to reflect discontinued operations. See NOTE 4 - DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description.

		Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$4,450.2	$3,734.4	$3,321.4	$2,462.2	$1,042.4
Income (loss) from continuing operations (a)	138.0	104.5	138.1	21.3	(0.5)
Net income (b)	191.0	95.2	141.5	2.8	4.4
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.84	$1.42	$1.93	$0.37	$(0.02)
Net income	$2.54	$1.29	$1.97	$0.04	$0.14
Shares used in computing basic earnings (loss) per share (in millions)	75.2	73.5	71.7	57.7	31.7
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.80	$1.38	$1.84	$0.35	$(0.02)
Net income	$2.49	$1.26	$1.89	$0.05	$0.14
Shares used in computing diluted earnings (loss) per share (in millions)	76.6	75.4	75.0	61.1	31.7

Financial Position:
Assets	$4,981.4	$4,735.4	$4,381.6	$4,165.3	$1,400.5
Long-term debt, including amounts due within one year	1,667.0	1,758.1	1,689.2	1,770.2	586.3
Working capital	511.6	512.5	555.7	547.4	391.1
Capital expenditures	436.0	281.1	296.6	200.6	94.4

Operating Data:
Number of hospitals at end of period (c)	51	49	42	40	22
Number of licensed beds at end of period (d)	8,071	7,986	7,271	7,014	3,001
Weighted average licensed beds (e)	8,037	7,392	7,128	5,823	3,081
Number of available beds at end of period (f)	7,230	7,147	6,596	6,252	2,641
Admissions (g)	312,494	277,229	263,917	212,842	107,297
Adjusted admissions (h)	542,453	478,531	454,258	365,725	187,633
Average length of stay (days) (i)	4.7	4.9	4.9	4.8	4.3
Average daily census (j)	3,983	3,705	3,523	2,789	1,259
Occupancy rate (k)	56%	55%	51%	49%	48%

(a)	Includes charges related to impairment of long-lived assets of $1.9 million ($1.2 million after tax benefit) and $8.0 million ($4.7 million after tax benefit) for the years ended December 31, 2001 and 2000, respectively.

(b)	Includes charges related to impairment of long-lived assets of discontinued operations of $18.5 million ($12.4 million after tax benefit) and $21.2 million ($19.9 million after tax benefit) for the years ended December 31, 2003 and 2001, respectively, in addition to the items referenced in (a).
(c)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations and non-consolidating joint ventures.
(d)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(e)	Represents the average number of licensed beds, weighted based on periods owned.
(f)	Available beds are those beds a facility actually has in use.
(g)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(h)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(i)	Represents the average number of days admitted patients stay in Triad’s hospitals.
(j)	Represents the average number of patients in Triad’s hospital beds each day.
(k)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2004, Triad opened one new hospital and acquired one hospital. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ventures with not-for-profit hospital partners. During 2002, Triad opened one new hospital and acquired all of the assets comprising, and a 60% interest in the operations of, one hospital.

The above described events significantly affect the comparability of the results of operations for the years ended December 31, 2004, 2003 and 2002.

In the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in 2004. These three entities were reclassified as discontinued operations in the fourth quarter of 2003. In 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale, which were sold in 2004. These four hospitals were reclassified as discontinued operations in 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications to discontinued operations.

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

•	the highly competitive nature of the health care business,

•	the efforts of insurers and other payers, health care providers and others to contain health care costs,

•	possible changes in Medicare, Medicaid and other government programs that may limit reimbursements to health care providers,

•	changes in Federal, state or local regulations affecting the health care industry,

•	the possible enactment of Federal or state health care reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers from Triad,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of Triad common stock,
•	changes in accounting standards,

•	changes in general economic conditions or geo-political events,

•	future acquisitions, joint venture development or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of Triad’s business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	potential adverse impact of known and unknown government investigations,

•	timeliness of reimbursement payments received under government programs, and

•	other risk factors.

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

Critical Accounting Policies and Estimates

Triad’s discussion and analysis of its financial condition and results of operations are based upon Triad’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Triad to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, Triad evaluates its estimates, including those related to third-party payer discounts, bad debts, property and equipment, intangible assets, goodwill, income taxes, self-insured liability risks and contingencies and litigation. Triad bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Triad believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Triad’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Triad has multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systemically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the amounts that are realizable. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the realizable values, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual experience. Changes in estimates of contractual allowances for non-government payors have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Triad had $4.2 million, $20.3 million and $8.5 million of favorable prior year governmental cost report settlements in the years ended December 31, 2004, 2003 and 2002, respectively.

Beginning in the fourth quarter of 2004, Triad implemented a new self-pay discount program. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. The new self-pay discount program reduced revenue by approximately $10.8 million in the fourth quarter of 2004 with a similar reduction to provision for doubtful accounts. The self-pay discount program reductions reduced the provision for doubtful accounts as a percentage of revenue. Currently, there is not enough historical experience for Triad to determine if the amount of the self-pay discounts in the fourth quarter of 2004 will continue but it anticipates that these amounts will increase in the future.

Triad anticipates implementing an additional component to its self-pay discount program during the second quarter of 2005. This additional component will offer a discount for all uninsured patients based on the lowest managed care discount in each hospital location. Currently, Triad is unable to quantify the impact of this self-pay discount component, but anticipates that there will be no significant impact on earnings per share. Triad anticipates its provision for doubtful accounts to decline by a similar amount as the reduction to revenues.

Triad also provides levels of charity care at its facilities, which is not recorded as revenue. The charity care policy varies by each facility.

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

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. This process, or “AR lookback”, is performed each quarter. This process is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. To reflect the potential for further deterioration in historical write-offs, Triad continues to include in its allowance for doubtful accounts approximately $15 million beyond what the AR lookback would require and record to the upper end of its tolerance range of the AR lookback. Triad’s policy is to write-off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. If payers’ ability to pay deteriorates, additional allowances may be required.

Days in accounts receivable decreased to 60 days at December 31, 2004 from 61 days at December 31, 2003. This decrease resulted from a slight reduction in uninsured patient volume, improvement in Medicare receivables and continued conversion of acquired hospitals to Triad’s collection standards. Days in accounts receivable increased to 61 days at December 31, 2003 from 60 days at December 31, 2002. This increase resulted primarily from an increase in the amount of uninsured patient receivables, which are slower payers than insured patient receivables, and Medicare reimbursement delays relating to billing system issues. Management’s target days in accounts receivable were 58 days at both December 31, 2004 and 2003, respectively. Actual days in accounts receivable did not meet management’s target in 2004 primarily due to the facilities acquired in 2003 were in the process of transitioning to Triad’s collection standards. Actual days in accounts receivable did not meet management’s target of 2003 primarily from an increase in the amount of uninsured patient receivables, which are slower payers than insured patient receivables and Medicare reimbursement delays relating to billing system issues. Days in accounts receivable is calculated by dividing patient receivables, excluding cost report receivables/payables, less allowance for doubtful accounts by the most recent three month period’s daily patient revenue, excluding prior year cost report settlements, less provision for doubtful accounts.

Property, Equipment and Amortizable Intangible Assets

Triad evaluates the carrying value of long-lived assets, long-lived assets to be disposed of and amortizable intangible assets and recognizes impairment losses when the fair value is less than the carrying value. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and amortizable intangible assets might be impaired, Triad prepares projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. The fair value of assets to be held and used is determined using probability-weighted discounted projected future cash flows. The fair value of assets held for sale is determined using estimated selling values. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required.

Goodwill

Triad reviews goodwill for impairment annually during the fourth quarter or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined as one level below an operating segment. Triad has determined that its reporting units for its owned operations segment are at the division level. Triad estimates fair values of the reporting units using discounted projected future cash flows. Impairment is recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit. The calculations of fair value are subject to a variety of assumptions, including projected cash flows and discount rates. If projected future cash flows become less favorable than those projected by management, impairments may be required.

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

Despite Triad’s belief that its tax return positions are accurate and supportable, Triad recognizes that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, Triad establishes tax reserves, based on management’s judgment and adjusts the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Triad reflects the establishment of tax reserves and any adjustments thereto through an unfavorable adjustment to the income tax provision in the reporting period in which such tax reserves are established or adjusted. Conversely, in the event Triad sustains a tax benefit with respect to a matter for which a tax reserve exists, Triad reverses such tax reserve through a favorable adjustment to the income tax provision in the reporting period in which the matter is resolved.

Self-Insured Liability Risks

Triad self-insures portions of its workers compensation, health insurance and general and professional liability insurance coverage and maintains excess loss policies. The liabilities estimated for these self insured portions are based on actuarially determined estimates prepared on a semi-annual basis, except for health insurance which is prepared quarterly. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in an adjustment to income.

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

Results of Operations

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which Triad’s facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increased volumes for more intensive cases, such as inpatient surgeries, and from increases in managed care pricing. The increases in managed care pricing were less in 2004 compared to 2003. Triad anticipates total revenue rate growth of 5% to 6% in 2005. There can be no assurances that Triad will continue to receive these levels of revenue increases in the future.

Patient volumes, on a same facility basis, increased in 2004 compared to 2003. This was due to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. Triad experienced weak volumes in 2003 from a general weakness in the overall economy although the volume weakness subsided in the fourth quarter of 2003. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 36.1%, 35.9% and 37.0% of total patient revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Patient revenues related to managed care plan patients were 42.5%, 41.9% and 39.5% of total patient revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, and permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals and equalizes the DRG base payment rate among hospitals. Triad received an additional $9.5 million in reimbursement from MMA in 2004 and anticipates it may receive $13 million in reimbursement from MMA in 2005.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis compared to inpatient admissions. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues as a percentage of patient revenues were 48%, 47% and 48% for the years ended December 31, 2004, 2003 and 2002, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve managed care contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows could deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians with the strategic support of corporate management.

Management of Triad continues its focus on rationalizing its portfolio of facilities. During 2004, Triad acquired one hospital and opened a new hospital. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ventures with not-for-profit hospitals. The facilities acquired and opened in 2004 and 2003 increased revenues by $410.2 million in the year ended December 31, 2004 compared to the year ended December 31, 2003.

During the fourth quarter of 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in 2004. These three entities were reclassified as discontinued operations in the fourth quarter of 2003. In 2004, Triad sold two hospitals it leased to HCA and determined that two additional hospitals would be designated as held for sale, which were sold in 2004. These four hospitals were reclassified as discontinued operations in 2004. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications. These facilities had revenues of $83.3 million, $231.7 million, and $219.7 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Other Trends

Provision for doubtful accounts

During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs of its accounts receivable. During the same time periods, Triad also experienced significant growth in uninsured receivables, primarily from an increase in uninsured patient revenue. The increase in historical write-offs and increase in uninsured receivables led Triad to believe that the collectibility of its uninsured receivables had deteriorated. Triad recorded a $63.9 million increase in its allowance for doubtful accounts during 2003 to reflect the growth in uninsured receivables and deterioration in the collectibility of those receivables. During 2004, the amount of historical write-offs and the growth of uninsured receivables increased but not at the rate experienced during the third and fourth quarters of 2003. Triad experienced a decrease in the amount of historical write-offs in the fourth quarter of 2004 compared to the third quarter of 2004, although the amount of write-offs was still greater than in 2003. Triad’s provision for doubtful accounts, as a percentage of revenues, has increased during 2004 from 10.2% in the first quarter to 10.9% in the third quarter, but decreased to 9.1% in the fourth quarter. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004. The impact of the self-pay discounts reduced provision for doubtful accounts by approximately $10.8 million in 2004. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.0% in the fourth quarter and 10.4% for the year of 2004. The increases were due primarily to an increase in uninsured receivables although the rate of increase was lower in the fourth quarter. In 2004, uninsured receivables increased approximately $104.9 million. During the same period, Triad’s allowance for doubtful accounts increased $69.2 million. To reflect the potential for further deterioration in historical write-offs, Triad continues to include in its allowance for doubtful accounts approximately $15 million beyond what the AR lookback would require and record to the upper end of its tolerance range of the AR lookback. Approximately $49.5 million of the growth in uninsured receivables was from four facilities acquired in December 2003, in which Triad did not acquire the accounts receivable. The percentage of uninsured receivables to billed hospital receivables increased to 41.6% at December 31, 2004 from 36.4% at December 31, 2003. The aging percentage of uninsured receivables less than 90 days decreased to 33.0% at December 31, 2004 from 40.5% at December 31, 2003. Insured receivables increased approximately $44.7 million in 2004 and increased approximately $6.7 million excluding the four facilities acquired in December 2003. Triad believes that effective collection efforts reduced the amount of insured receivables, which in turn affected the increase in the percentage of uninsured receivables. Days in accounts receivable decreased to 60 days at December 31, 2004 from 61 days at December 31, 2003. The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	December 31, 2004	December 31, 2003
Insured receivables	58.4%	63.6%
Uninsured receivables	41.6%	36.4%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.7% and 4.0% of billed hospital receivables at December 31, 2004 and December 31, 2003, respectively. Triad maintains an allowance on these receivables for estimated non-conversion. The allowance for non-conversion was approximately 35% at December 31, 2004 and 40% at December 31, 2003.

The approximate percentage of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2004	December 31, 2003
0 to 60 days	54.6%	59.0%
61 to 150 days	24.9%	26.3%
151 to 360 days	19.0%	14.1%
Over 360 days	1.5%	0.6%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

Although historical write-offs decreased in the fourth quarter of 2004, Triad is unable to determine if this will continue in 2005. If uninsured receivables increase and collectibility of these receivables deteriorate, then Triad’s results of operations and financial position could be materially adversely affected.

Insurance

Triad’s insurance costs, on a same facility basis, have decreased during 2004 due primarily to reductions in liabilities for estimated retentions. Insurance costs increased substantially during 2003, along with others across the industry. Triad has an extensive insurance program, of which the largest component is general and professional liability insurance. Triad currently records liabilities for its estimated retentions. Triad performs a semi-annual actuarial study of its general and professional liabilities. As a result of these studies in 2004 and 2003, Triad recorded reductions to its estimated liability of $9.1 million and $2.5 million in 2004 and 2003, respectively. Triad estimates that the reduction to the estimated liability in 2003 relates to prior years. Including this reduction, Triad’s total insurance costs, on a same facility basis, decreased approximately $3.4 million, or 3.6%, for 2004 compared to 2003. Triad anticipates that its insurance costs should remain fairly stable in 2005 compared to 2004. If this trend does not continue, then Triad’s results of operations and cash flows would be adversely affected.

Impairments of long-lived assets

Five of Triad’s hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2004. Currently, the probability weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. If the probabilities assigned to the future cash flows change or the projections of future cash flows deteriorate, then impairment of these assets may be required.

Operating Results Summary

Following are comparative summaries of results from operations for the years ended December 31, 2004, 2003 and 2002. Dollars are in millions, except per share amounts and ratios.

	Years Ended December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$4,450.2	100.0	$3,734.4	100.0	$3,321.4	100.0

Salaries and benefits	1,791.4	40.2	1,519.8	40.7	1,388.2	41.8
Reimbursable expenses	51.1	1.1	51.6	1.4	54.7	1.6
Supplies	728.7	16.4	582.3	15.6	518.7	15.6
Other operating expenses	833.3	18.7	699.7	18.7	599.9	18.1
Provision for doubtful accounts	453.7	10.2	382.9	10.3	255.1	7.7
Depreciation and amortization	186.4	4.3	165.6	4.4	152.9	4.6
Interest expense, net	111.1	2.5	131.0	3.5	133.9	4.0
Refinancing transaction costs	76.0	1.7	39.9	1.1	—	—
Litigation settlements	—	—	—	—	(10.4)	(0.3)
ESOP expense	10.3	0.2	8.5	0.2	10.8	0.3
Gain on sales of assets	—	—	(1.4)	—	(4.5)	(0.1)

	4,242.0	95.3	3,579.9	95.9	3,099.3	93.3

Income from continuing operations before minority interests, equity in earnings and income tax provision	208.2	4.7	154.5	4.1	222.1	6.7
Minority interests in earnings of consolidated entities	(5.4)	(0.1)	(6.7)	(0.2)	(13.6)	(0.4)
Equity in earnings of affiliates	20.5	0.4	25.4	0.7	21.7	0.7

Income from continuing operations before income tax provision	223.3	5.0	173.2	4.6	230.2	7.0
Income tax provision	(85.3)	(1.9)	(68.7)	(1.8)	(92.1)	(2.8)

Income from continuing operations	$138.0	3.1	$104.5	2.8	$138.1	4.2

Income per common share from continuing operations
Basic	$1.84		$1.42		$1.93
Diluted	$1.80		$1.38		$1.84
Number of hospitals at end of period (a)
Owned and managed	50		48		41
Joint ventures	1		1		1

Total	51		49		42

Licensed beds at end of period (b)	8,071		7,986		7,271
Available beds at end of period (c)	7,230		7,147		6,596
Admissions (d)
Owned and managed	312,494		277,229		263,917
Joint ventures	5,750		5,722		5,791

Total	318,244		282,951		269,708
Adjusted admissions (e)	542,453		478,531		454,258
Adjusted patient days (f)	2,530,289		2,334,523		2,213,543
Outpatient visits excluding outpatient surgeries	3,730,516		3,286,969		3,145,322
Inpatient surgeries	120,172		105,180		98,408
Outpatient surgeries	313,398		281,263		270,201

Total surgeries	433,570		386,443		368,609
Average length of stay (g)	4.7		4.9		4.9
Outpatient revenue percentage	48%		47%		48%
Inpatient revenue per admission	$7,107		$6,801		$6,449
Outpatient revenue per outpatient visit	$544		$505		$452
Patient revenue per adjusted admission	$7,835		$7,407		$6,879
Patient revenue per adjusted patient day	$1,680		$1,518		$1,412

(a)	Number of hospitals exclude discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and the joint ventures, except for admissions for the joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Years Ended December 31, 2004 and 2003

Income from continuing operations increased to $138.0 million in the year ended December 31, 2004 from $104.5 million in the year ended December 31, 2003. Triad’s same facility revenues increased 8.3% in 2004 compared to 2003. Triad also had a $63.9 million increase in its allowance for doubtful accounts in 2003 discussed previously (see “Other Trends”). Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8 3/4% senior notes and $39.9 million of refinancing transaction costs in 2003 relating to the repayment of its 11% senior subordinated notes. Supplies increased as a percentage of revenues in 2004 compared to 2003.

Revenues increased to $4,450.2 million in the year ended December 31, 2004 from $3,734.4 million in the year ended December 31, 2003. Same facility revenues increased 8.3% in 2004 compared to 2003, which includes $4.2 million and $20.3 million in favorable prior year governmental cost report settlements during 2004 and 2003, respectively. Same facility patient revenue per adjusted admission increased 5.4% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 4.4% and 5.0%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 7% in 2004 compared to 2003, which Triad anticipates will continue in 2005. Triad anticipates that revenue rate growth will be approximately 5% to 6% in 2005. In the fourth quarter of 2004, Triad implemented a new self-pay discount program (see “Critical Accounting Policies and Estimates – Revenue Recognition”). The new self-pay discount program reduced revenues, on a same facility basis, by $9.3 million. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 8.6% and revenues per adjusted admissions increased 5.6%. Same facility admissions and adjusted admissions increased 2.4% and 3.2%, respectively, in 2004 compared to 2003. This was due partially to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy although this trend subsided in the fourth quarter of 2003. Triad had increases in revenues of $410.2 million, admissions of 28,748, adjusted admissions of 48,741, inpatient surgeries of 10,402, outpatient surgeries of 18,139 and outpatient visits of 371,774 from the acquisition of seven hospitals in the fourth quarter of 2003, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.2% in the year ended December 31, 2004 from 40.7% in the year ended December 31, 2003. Salaries decreased, as a percentage of revenues, to 32.0% in 2004 compared to 32.1% in 2003. Salaries as a percentage of revenues, on a same facility basis, decreased to 31.8% in 2004 from 32.1% in 2003 due primarily to increased productivity. Employee benefit costs decreased, as a percentage of revenues, to 7.0% in 2004 compared to 7.4% in 2003. Employee benefits as a percentage of revenues, on a same facility basis, decreased to 6.8% in 2004 from 7.3% in 2003. This was due to employee health benefit costs moderating during 2004, increasing on a same facility basis, $5.3 million, or 3.0%, compared to $18.2 million, or 16.2%, in 2003.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the year ended December 31, 2004 from 1.4% in the year ended December 31, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.4% in the year ended December 31, 2004 from 15.6% in the year ended December 31, 2003. This was due primarily to supplies per adjusted admission increasing 10.4% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues remained constant at 18.7% in the years ended December 31, 2004 and December 31, 2003. On a same facility basis, other operating expenses increased 7.9% while same facility revenues increased 8.3%. Insurance costs, on a same facility basis, decreased $3.4 million, or 3.6%. Triad had reductions to the estimated general and professional liability relating to prior periods of approximately $2.5 million in 2003 (see “Other Trends”). A $2.8 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements. Triad recorded a $6.7 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 10.2% in the year ended December 31, 2004 compared to 10.3% in the year ended December 31, 2003. Triad experienced an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003, although the growth was not at the rate experienced in the last two quarters of 2003. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004. The impact of the self-pay discounts reduced provision for doubtful accounts by approximately $10.8 million in 2004. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.4% in 2004. Triad experienced a decrease in the amount of historical write-offs in the fourth quarter of 2004 compared to the third quarter of 2004 although the amount of write-offs was still greater than in 2003 (see “Other Trends”). Triad recorded $63.9 million of additional allowance in the year ended December 31, 2003. This was due primarily to growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2003. If uninsured receivables continue to increase in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $186.4 million in the year ended December 31, 2004 compared to $165.6 million in the year ended December 31, 2003, due primarily to the acquisition of seven hospitals in the fourth quarter of 2003 and completion of several capital projects during 2004.

Interest expense, which was offset by $2.6 million and $2.7 million of interest income in the years ended December 31, 2004 and 2003, respectively, decreased to $111.1 million in the year ended December 31, 2004 compared to $131.0 million in the year ended December 31, 2003. This was due primarily to reduction of principal balances from scheduled payments, the November 2003 refinancing of Triad’s 11% senior subordinated notes and the May 2004 refinancing of Triad’s 8 3/4% senior notes, which are discussed in “Liquidity and Capital Resources”.

In 2004, Triad purchased $600.0 million of its 8 3/4% senior notes and the remaining $4.2 million of its 11% senior subordinated notes. In connection with the purchases, Triad paid tender premiums and consent payments of approximately $65.8 million. Triad recorded a charge in 2004 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs of $76.0 million. In November 2003, Triad purchased approximately $320.8 million of its $325.0 million 11% senior subordinated notes. In connection with the purchase, Triad paid tender premium and consent payments of approximately $33.1 million. Triad recorded a charge in 2003 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs of $39.9 million.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the year ended December 31, 2003.

Minority interests decreased to $5.4 million in the year ended December 31, 2004 from $6.7 million in the year ended December 31, 2003 due to reduced earnings at certain of Triad’s non-wholly owned facilities. This was partially offset by the minority interests on jointly-owned entities acquired during the fourth quarter of 2003.

Equity in earnings of affiliates was $20.5 million in the year ended December 31, 2004 compared to $25.4 million in the year ended December 31, 2003 due primarily to lower earnings at all of Triad’s non-consolidating jointly-owned hospitals.

Income tax provision was $85.3 million in the year ended December 31, 2004 compared to $68.7 million in the year ended December 31, 2003. Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% in 2004 from state tax rate changes. Triad’s effective tax rate is affected by nondeductible ESOP expense. Triad’s effective tax rate in 2004 was 38.2% compared to 39.7% in 2003 due to changes in its marginal state tax rate and the impact of the rate change on its deferred taxes.

Years Ended December 31, 2003 and 2002

Income from continuing operations decreased to $104.5 million in the year ended December 31, 2003 from $138.1 million in the year ended December 31, 2002. This was due primarily to a $63.9 million increase in the provision for doubtful accounts in 2003. Triad also incurred $39.9 million in refinancing transaction costs relating to the repayment of its 11% senior subordinated notes in 2003. The decrease was also due to increases in employee health benefits and insurance costs as a percentage of revenues. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002. Triad also had $10.4 million in litigation settlements in 2002 discussed below. This was partially offset by a 12.4% increase in revenues.

Revenues increased 12.4% to $3,734.4 million in the year ended December 31, 2003 compared to $3,321.4 million in the year ended December 31, 2002. This includes $20.3 million in favorable prior year governmental cost report settlements during 2003 compared to $8.5 million in favorable prior year governmental cost report settlements in 2002. This was due primarily to a delay in Triad’s cost report filings in 2002 because of outpatient prospective payment system implementation issues at CMS. Excluding prior year governmental cost report settlements, patient revenue per adjusted admission increased 7.4% due primarily to favorable pricing trends, changes in contract structure and higher acuity procedures. Managed care contract pricing increased approximately 5% to 7% from renegotiation and renewal of contracts to include pricing increases and more favorable contract structure. Triad’s higher acuity procedures in 2003 compared to 2002 resulted primarily from same facility (which excludes seven hospitals acquired in 2003, one hospital acquired in 2002 and one hospital opened in 2002) inpatient surgeries increasing 3.2% in 2003 compared to 2002. These increases were partially offset by overall weakness in same facility patient volume growth. Volumes have been affected by the general weakness in the overall economy. With health care costs increasing, many employers have increased the amounts of deductibles and co-payments required by their employees. The increase in out-of-pocket costs and the uncertainty of continuing employment have led to a decline in elective procedures. Same facility admissions increased 1.4% and adjusted admissions increased 2.1% in 2003 compared to 2002. Triad had increases in revenues of $111.5 million, admissions of 9,557, adjusted admissions of 14,384, inpatient surgeries of 3,686, outpatient surgeries of 6,799 and outpatient visits of 84,888 from the acquisition of seven hospitals in the fourth quarter of 2003, the acquisition of one hospital in 2002 and the opening of one new hospital in 2002.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.7% in the year ended December 31, 2003 from 41.8% in the year ended December 31, 2002. This was due to a reduction in contract labor of approximately $12.6 million and increased productivity. This was offset by employee health benefit costs increasing, on a same facility basis, approximately $18.2 million, or 16.2%, in 2003 compared to 2002. In addition, Triad had increases in estimates in its retirement plan contributions of $1.4 million in 2003 compared to decreases in estimates of $6.6 million in 2002.

Reimbursable expenses as a percentage of revenue decreased to 1.4% in the year ended December 31, 2003 from 1.6% in the year ended December 31, 2002. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to changes in contract structure for certain contracts whereby the executives at hospitals managed by QHR are no longer QHR employees.

Supplies, as a percentage of revenues, was 15.6% in the years ended December 31, 2003 and December 31, 2002. Supplies per adjusted admission increased 6.6% in 2003 compared to 2002 due primarily to increased patient acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) increased as a percentage of revenues to 18.7% in the year ended December 31, 2003 compared to 18.1% in the year ended December 31, 2002. This was due to an increase in insurance costs, primarily malpractice insurance, of approximately $23.0 million or 27.9%. This change includes a $2.5 million reduction in the estimated general and professional liability primarily related to claims incurred prior to the merger with Quorum due to settlement of claims at lower amounts than previously estimated.

Provision for doubtful accounts as a percentage of revenues increased to 10.3% in the year ended December 31, 2003 compared to 7.7% in the year ended December 31, 2002. During 2003, Triad recorded a $63.9 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those receivables. During the third and fourth quarters of 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. During 2003, uninsured receivables increased approximately $60.1 million, from 38% to 39% of total billed hospital receivables (or 36% of total receivables). Triad believes that a weak job market and rising health care costs led to the growth in uninsured patients and an increase in insurance co-payments and deductibles, for which patients are directly responsible. Triad believes the increase in its allowance for doubtful accounts was reasonable given the business trends and economic conditions at that time. The increase was also due to a settlement received on a bankrupt account and recoveries on other non-patient receivables in 2002.

Depreciation and amortization increased to $165.6 million in the year ended December 31, 2003 compared to $152.9 million in the year ended December 31, 2002. This was due primarily to the opening of a new acute care hospital in Las Cruces, New Mexico in August 2002, completion of a replacement hospital in Bentonville, Arkansas in May 2003 and completion of several major renovation projects.

Interest expense, which was offset by $2.7 million and $1.7 million of interest income in the years ended December 31, 2003 and 2002, respectively, decreased to $131.0 million in the year ended December 31, 2003 compared to $133.9 million in the year ended December 31, 2002. This was due to decreases in floating rate debt interest rates and reduction of principal balances from scheduled repayments.

In November 2003, Triad purchased approximately $320.8 million of its $325.0 million 11% senior subordinated notes. In connection with the purchase, Triad paid tender premium and consent payments of approximately $33.1 million. Triad recorded a charge in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs of $39.9 million.

Quorum was involved in a malpractice case in which Quorum’s insurance company issued a reservation of rights, which means that the insurance company was providing a current defense, but was reserving a right ultimately not to pay the claim. Accordingly, the potential exposure was recorded as a liability as part of the Quorum purchase price allocation. During the third quarter of 2002, Triad settled the malpractice case and the insurance company agreed to pay the claim and Triad reversed the accrual, less remaining legal fees, of $5.9 million. In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million, in July 2002. Both items were recorded as litigation settlements in the consolidated statements of operations in the year ended December 31, 2002.

Gain on sales of assets included a $1.1 million gain on the sale of a parcel of land in the year ended December 31, 2003. In the year ended December 31, 2002, gain on sales of assets was primarily comprised of a $1.6 million gain on the sale of an investment in a rehabilitation center.

Minority interests decreased to $6.7 million in the year ended December 31, 2003 from $13.6 million in the year ended December 31, 2002 due to decreases in earnings at certain of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates increased to $25.4 million in the year ended December 31, 2003 from $21.7 million in the year ended December 31, 2002 due to a loss on the sale of a hospital in one of the non-consolidating joint ventures during 2002, of which Triad’s share was $4.8 million.

Income tax provision was $68.7 million in the year ended December 31, 2003 compared to $92.1 million in the year ended December 31, 2002. Triad’s effective tax rate is affected primarily by nondeductible ESOP expense.

Liquidity and Capital Resources

Cash provided by operating activities was $358.0 million in the year ended December 31, 2004 compared to $363.7 million in the year ended December 31, 2003. Triad paid $96.3 million of income taxes, of which approximately $15.3 million related to one sales transaction, in 2004 compared to $11.4 million in 2003. Accounts receivable increased $43.4 million in 2004 compared to a $66.7 million increase in 2003. Accounts receivable days decreased one day in 2004 compared to 2003. Payments for malpractice insurance premiums decreased $4.1 million in 2004 compared to 2003. Payments for accounts payable increased $19.5 million in 2004 compared to 2003 due to timing of payments. Accrued salaries decreased $22.1 million in 2004 compared to 2003 due to timing of pay periods. Triad made interest payments of $117.7 million in 2004 compared to $125.0 million in 2003. Triad paid $21.3 million in annual incentive payments in 2004 compared to $23.1 million in 2003. Triad also paid $23.5 million in annual retirement plan contributions in 2004 compared to $21.6 million in 2003.

Cash used in investing activities decreased to $209.9 million in the year ended December 31, 2004 from $436.5 million in the year ended December 31, 2003. This was due to $230.5 million of proceeds received primarily on the sales of hospitals in Tucson, Arizona, Alice, Texas, and San Leandro, California and two hospitals and three surgery centers in the Kansas City, Missouri area. Triad paid $185.3 million for the acquisition of seven hospitals in 2003 compared to $16.0 million for the acquisition of one hospital in 2004. Capital expenditures increased $154.9 million in 2004 compared to 2003 due primarily to the commencement of construction of three new hospitals during the last half of 2003. Approximately $105 million of the 2004 capital expenditures was for maintenance capital and approximately $331 million was for expansion capital. Triad currently anticipates spending approximately $450 to $550 million on expansion, development, acquisitions and other capital expenditures in 2005. The amount of capital expenditures in 2005 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash used in financing activities was $105.8 million in the year ended December 31, 2004 compared to cash provided by financing activities of $19.6 million in the year ended December 31, 2003. In 2003, Triad refinanced its then existing 11% senior subordinated notes with 7% senior subordinated notes. The net cash provided in this transaction was $279.2 million, of which $150.0 million was used to repay a portion of its Tranche A and Tranche B term loans. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily for the tender of its 8 3/4% senior notes, which is discussed below, compared to $33.1 in refinancing transaction costs for the tender of its 11% senior subordinated notes paid in 2003. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on the sale of El Dorado Hospital, which is discussed below. In June 2004, Triad received a $5.7 million contribution from a minority owner in a newly formed jointly-owned entity, which is discussed below. Triad received $39.7 million in proceeds from stock option exercises in 2004 compared to $4.7 million in 2003.

On April 20, 2004, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $600.0 million aggregate principal amount of 8 3/4% senior notes due 2009 and to amend or eliminate substantially all the restrictive covenants in the related indenture. On May 6, 2004, Triad purchased approximately $599.9 million of the 8 3/4% notes, which had been previously tendered. Triad paid tender premium, consent payments and other fees of approximately $65.6 million on the tendered 8 3/4% notes and effectuated the amendments to the 8 3/4% notes indenture. The remaining $0.1 million principal amounts were acquired, either by tender or discharge, after the tender expiration date. Triad recorded refinancing transaction costs in the second quarter of 2004 of approximately $75.8 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs.

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.4 million in debt issue costs related to the issuance of the notes, which are being amortized over the period the notes are outstanding. Triad used all of the proceeds of the notes and cash on hand to pay for the tender of the 8 3/4% senior notes and the issue costs of the 7% senior notes.

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

At December 31, 2004, Triad’s indebtedness consisted of a Tranche A term loan of $57.6 million bearing interest at LIBOR plus 2.00% (4.42% at December 31, 2004) with principal amounts due through 2007, a Tranche B term loan of $405.7 million bearing interest at LIBOR plus 2.25% (4.67% at December 31, 2004) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At December 31, 2004, Triad had a $400 million line of credit which bears interest at LIBOR plus 2.00%. At December 31, 2004, no amounts were outstanding under the line of credit although there were $21.6 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad.

Triad’s term loans and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. The debt agreements require that Triad’s total leverage ratio not exceed 3.60x as of December 31, 2004. Triad’s total leverage ratio at December 31, 2004 was approximately 2.80x. The indentures governing Triad’s other long-term debt also contain incurrence covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving line of credit.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 2.50% at December 31, 2004. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad’s interest rate swap agreement is designated as a cash flow hedge.

The following table shows the total future contractual obligations of Triad as of December 31, 2004 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,667.0	$79.7	$276.9	$110.1	$1,200.3
Capital lease obligations	1.7	0.7	0.9	0.1	—
Operating lease obligations	289.4	51.4	76.9	50.4	110.7
Purchase obligations (1)	180.8	80.2	100.6	—	—
Other long-term liabilities	—	—	—	—	—

Total	$2,138.9	$212.0	$455.3	$160.6	$1,311.0

(1)	Purchase obligations include $2.9 million of committed supply purchases in 2005 and $177.9 million of committed capital expenditures.

At December 31, 2004, Triad had working capital of $511.6 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, existing credit facilities or proceeds from the sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development of a new hospital in Mesquite, Nevada in June 2004. The final cost of the development was approximately $31.5 million.

Triad has commenced development of a new hospital in Tucson, Arizona. The anticipated cost of the project is approximately $90 million and the project was completed in January 2005. As of December 31, 2004, approximately $71.2 million has been spent on this project.

Triad has entered into a joint arrangement with a non-profit hospital organization to build a replacement hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the non-profit organization funding the remainder. Triad would also lease its existing facility to the joint entity. Triad has commenced development on this project and anticipates completion in the second quarter of 2005. As of December 31, 2004, approximately $61.9 million has been spent on this project.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $100 million and completion is expected in the fourth quarter of 2005. As of December 31, 2004, approximately $24.3 million has been spent on this project.

Triad anticipates that it will construct a replacement facility in Springfield, Oregon for approximately $100 million. Triad anticipates that construction could begin in the second quarter of 2005.

Triad’s non-consolidating joint entity in Las Vegas, Nevada has constructed a new acute care hospital. Triad contributed approximately $22 million for this project, funded by distributions it would have otherwise received.

On October 1, 2004, Triad acquired the assets of an acute care hospital in Peru, Indiana for approximately $16.0 million in cash plus assumed liabilities

Triad entered into a letter of intent to form a venture with a not-for-profit hospital in Oklahoma City, Oklahoma. The agreement provides, among other things, that Triad would contribute approximately $115 million for an 80% interest in the venture and that the not-for-profit hospital would contribute its current operations and receive a 20% interest in the venture. Triad anticipates that a definitive agreement will be completed in the first quarter of 2005.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Massillon, Ohio. Triad would contribute its current hospital in Massillon and approximately $11 million in cash for a 60% interest in the venture and the not-for-profit would contribute its hospital for a 40% interest in the venture. Triad anticipates that a definitive agreement could be completed in the second quarter of 2005.

Triad has entered into an agreement to lease a hospital under construction in Dublin, Ireland. Triad anticipates that the lease would commence in the third quarter of 2006.

Triad entered into a letter of intent and definitive agreement to form a venture with a not-for-profit hospital in Fort Smith, Arkansas. The agreement provided, among other things, that, subject to certain conditions, Triad would have been the majority owner in the venture, the not-for-profit hospital would have contributed its current operations to the venture and the venture would have built a replacement facility that would have cost approximately $150 million. On October 26, 2004, Triad was advised by the not-for-profit hospital that certain conditions to its obligations would not be satisfied, and the parties agreed not to complete the transaction.

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

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $190 million related to these projects. Of this amount, approximately $100 million is anticipated to be expended in 2005 and the remainder during 2006.

Triad expects that its anticipated capital expenditures, including expansion and development projects, will be funded with either operating cash flows, its existing credit facility, or proceeds from the sales of securities.

In June 2004, Triad leased its Regional Medical Center of Northeast Arkansas to a newly formed jointly- owned entity, and the facility was renamed “NEA Regional Medical Center”. Triad contributed cash and net working capital liabilities for a 65% interest in the entity. The minority owners contributed $5.7 million in cash for their 35% interest in the entity. In July 2004, Triad received an additional $1.2 million and the minority owners received an additional 5% interest in the entity.

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

The facilities included in discontinued operations had revenues of $83.3 million and $231.7 million for the years ended December 31, 2004 and 2003, respectively. These facilities had pre-tax income (loss) of $91.5 million and $(12.2) million for the years ended December 31, 2004 and 2003, respectively. Included in the pre-tax income (loss) for the years ended December 31, 2004 and 2003 were $95.2 million and $1.7 million in the pre-tax gains on sales of assets and $18.5 million in pre-tax impairments of long-lived assets for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 26.8% at December 31, 2004. At December 31, 2004, the amounts subject to the guarantees were $22.8 million. Triad had $6.3 million reserved at December 31, 2004 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.4 million at December 31, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. SFAS 123R replaces Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under the SFAS 123, either for all periods presented or at the beginning of the fiscal year in year of adoption. Triad will adopt SFAS 123R beginning July 1, 2005, but it has not determined which transition method or valuation method will be used. The impact on fiscal year 2005 income from continuing operations will depend on which transition method is adopted, but Triad currently anticipates that income from continuing operations will be reduced by approximately $22 million to $26 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $14.1 million, $1.0 million and $21.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with early adoption encouraged. SFAS 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for the measurement for exchanges of nonmonetary assets that do not have commercial substance at carrying value. After adoption of SFAS 153 exchanges of nonmonetary exchanges of similar productive assets that do have commercial substance would be measured at fair value. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 153.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government elected not to intervene in the case and the complaint was unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

Income Taxes

The IRS is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. Although the examinations are ongoing, to date the IRS has not proposed any adjustments for such years.

During 2004, (i) Triad, as successor-in-interest to Quorum, reached a settlement with the IRS with respect to Quorum’s taxable years ended June 30, 1999 and 2000, relating to carryover adjustments resulting from adjustments in prior taxable years to certain tax deductions and losses, (ii) Triad reached a settlement with the IRS with respect to Triad’s taxable years ended December 31, 1999 and 2000, relating to corrections to various tax accounting issues, and (iii) Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached tentative settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. During February 2005, Triad finalized the tentative settlements with regard to the jointly-owned entities.

In the opinion of management, none of these settlements will have a material impact on Triad’s results of operations or financial position.

HCA Litigation and Investigations

HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA providing that HCA will indemnify or make specified cash payments to Triad for certain losses (other than consequential damages) resulting from certain governmental investigations and litigation to which HCA was previously subject and related acts. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects. The extent to which Triad may or may not be affected by the ongoing investigation of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad, QHR, and The Intensive Resource Group, LLC (“IRG”), a subsidiary of QHR, are defendants against claims for breaches of employment contracts filed in separate lawsuits involving two former employees of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, in one of such lawsuits a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad reserved the $5.9 million in the second quarter of 2004 in respect of this claim. Triad settled the other claim in the fourth quarter of 2004 for approximately $0.9 million.

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

Effects of Inflation and Changing Prices

Various Federal, state and local laws have been enacted that, in certain cases, limit Triad’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Medicare revenues were approximately 31.0% in 2004, 30.5% in 2003, and 31.7% in 2002.

Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. As a result of increasing regulatory and competitive pressures, Triad’s ability to maintain operating margins through price increases to non-Medicare patients is limited. Medicare prospective payments increased in 2004, 2003 and 2002 and management anticipates that the average rate of increase in Medicare prospective payments will be relatively consistent in 2005.

Health Care Reform

In recent years, an increasing number of legislative proposals have been introduced in or proposed by Congress and in some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers. Most recently, the MMA, which provides for a number of significant changes in the Medicare program, was signed into law on December 8, 2003. Triad is unable to predict whether any other proposals for health care reform will be adopted, and there can be no assurance that proposals adverse to the business of Triad will not be adopted.

In December 2000, CMS, acting under HIPAA, released final regulations, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and require compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

On January 4, 2001, CMS issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered Phase I of a two-phase process. Phase I of the regulations became effective January 4, 2002, except in the case of the provisions relating to home health agencies, which became effective April 5, 2001. On March 25, 2004, CMS published Phase II of these regulations. These Phase II regulations, referred to as “interim final regulations”, became effective on July 26, 2004. Phase II addresses the statutory exceptions related to ownership and investment interests, statutory exceptions for certain compensation arrangements, and reporting requirements. Phase II also creates some new regulatory exceptions and addresses public comments on Phase I. These regulations mandated certain changes to certain of Triad’s practices and procedures, but Triad cannot yet predict all of the effects that the interim final regulations might have.

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

The interest rate swap effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 2.50% at December 31, 2004.

With respect to Triad’s interest-bearing liabilities, approximately $463.3 million of long-term debt at December 31, 2004 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.7 million at December 31, 2004 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is currently protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,704.6 million at December 31, 2004. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $3.6 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in Triad’s consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2004, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings.

Management Report on Internal Control Over Financial Reporting

The management of Triad is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Triad’s internal control system was designed under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of management to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Triad’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that, as of December 31, 2004, Triad maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of Triad’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Hospitals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2004 of Triad Hospitals, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

By:	/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Dallas, Texas

March 10, 2005

Item 9B. Other Information

None

Part III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

JAMES D. SHELTON	Director since 1999	Age 51

James D. Shelton has served as Chairman of the Board, President and Chief Executive Officer of Triad since the date of Triad’s spin-off from HCA. From January 1, 1998 through May 11, 1999, he served as the President of the Pacific Group of HCA. Prior to that time, Mr. Shelton served as President of the Central Group of HCA from June 1994 until January 1, 1998; Executive Vice President of the Central Division of National Medical Enterprises, Inc. (now known as Tenet Healthcare Corporation) from May 1993 to June 1994; and Senior Vice President of Operations of National Medical Enterprises, Inc. prior thereto. Mr. Shelton is a member of the board of trustees of the American Hospital Association.

MICHAEL J. PARSONS	Director since 1999	Age 49

Michael J. Parsons has served as Executive Vice President and Chief Operating Officer and a Director of Triad since May 11, 1999. From January 1, 1998 through May 11, 1999, he served as the Chief Operating Officer of the Pacific Group of HCA. Prior to that time, Mr. Parsons served as Chief Financial Officer of the Central Group of HCA from July 1994 until January 1, 1998; and Chief Financial Officer of the Central Group of National Medical Enterprises, Inc. prior thereto. Mr. Parsons is the past chairman of the board of directors of the Federation of American Hospitals.

NANCY-ANN DEPARLE	Director since 2001	Age 48

Nancy-Ann DeParle is a healthcare consultant in Washington, D.C., a Senior Advisor to J.P. Morgan Partners, LLC and an Adjunct Professor at the Wharton School of the University of Pennsylvania. From November 1997 through October 2000, she served as the Administrator of the Healthcare Financing Administration, now known as the Centers for Medicare and Medicaid Services. Prior to that time, she served as Associate Director of Health and Personnel at the White House Office of Management and Budget. Ms. DeParle is a director of Accredo Health, Inc., Cerner Corporation, DaVita, Inc., and Guidant Corporation.

BARBARA A. DURAND, R.N., ED.D.	Director since 2000	Age 67

Barbara A. Durand, R.N., Ed.D is Professor and Dean Emeritus of the Arizona State University College of Nursing (“ASUCN”). She served as Dean of ASUCN from 1993 to 2004. Prior to such time, she was Professor and Chairperson in the Department of Maternal-Child Nursing, Rush University, Rush-Presbyterian-St. Luke’s Medical Center. Dr. Durand is a fellow of the American Academy of Nursing.

THOMAS F. FRIST III	Director since 1999	Age 37

Thomas F. Frist III is the managing member of Frist Capital, LLC, a private investment firm based in Nashville, Tennessee and the successor to FS Partners, LLC, which he co-founded in 1994. Prior to such time, he was a principal at Rainwater, Inc., a private investment firm.

DONALD B. HALVERSTADT, M.D.	Director since 1999	Age 70

Donald B. Halverstadt, M.D. is the Senior Physician of the Pediatric Urology Service, Children’s Hospital of Oklahoma, University of Oklahoma Health Science Center. He served as Chief of such service from 1967 to 2004.

He is a Vice Chairman and a member of the Board of Governors of the Oklahoma University Medical Center Hospital System. He is the former Chairman of the University of Oklahoma Board of Regents of which he was a member from 1993 to 2001. Dr. Halverstadt is a member of the corporate board of trustees of the Presbyterian Health Foundation and a director of BancFirst Corporation.

MICHAEL K. JHIN	Director since 2004	Age 55

Michael K. Jhin is Chief Executive Officer Emeritus of St. Luke’s Episcopal Health System (“St. Luke’s EHS”), a healthcare system located in Houston, Texas. From 1995 through 2003, Mr. Jhin served as President and Chief Executive Officer, and until 2000 he also served as Hospital Chief Executive Officer, of St. Luke’s EHS. Mr. Jhin is a director of EGL, Inc.

DALE V. KESLER	Director since 1999	Age 66

Dale V. Kesler served as a partner at Arthur Andersen LLP until April 1996 and as Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler is a director of CellStar Corporation, ElkCorp, Aleris International, Inc., and New Millennium Homes.

THOMAS G. LOEFFLER, ESQ.	Director since 1999	Age 58

Thomas G. Loeffler, Esq. is the founder, chairman and senior partner at the law firm of Loeffler Tuggey Powerstein Rosenthal LLP and the Loeffler Group, a governmental affairs organization with offices in San Antonio and Austin, Texas and Washington D.C. From May 2001 until November 2004, he served as a partner in the law firm of Loeffler, Jones & Tuggey, LLC and from June 1993 to April 30, 2001, Mr. Loeffler served as a partner at the law firm of Arter & Hadden LLP; he was an attorney and a consultant prior thereto. Mr. Loeffler served as a member of the U.S. Congress from 1979 to 1987. Mr. Loeffler is a Member of the Chancellor’s Council of the University of Texas System and serves as a Trustee of the University of Texas School of Law Foundation.

HARRIET R. MICHEL	Director since 2004	Age 62

Harriet R. Michel is President of the National Minority Supplier Development Council (“NMSDC”), a private non-profit organization that expands business opportunities for minority-owned companies of all sizes. Before joining NMSDC in September 1988, she was a resident fellow at the institute of Politics, Kennedy School of Government, Harvard University. Prior to that time, she was president and chief executive officer of the New York Urban League. Ms. Michel is a director of New York National Bank.

UWE E. REINHARDT, PH.D.	Director since 1999	Age 67

Uwe E. Reinhardt, Ph.D. is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University. Dr. Reinhardt is a Trustee of Duke University Health Center, H&Q Healthcare Investors and H&Q Life Sciences Investors, a Member of the Board of Boston Scientific Corporation and the Center for Healthcare Strategies, Inc., a Director of Amerigroup Corporation and a Member of the External Advisory Panel for Health, Nutrition and Population, the World Bank.

GALE E. SAYERS	Director since 1999	Age 61

Gale E. Sayers is President and CEO of Sayers 40, Inc., a national provider of customized technology solutions to commercial and healthcare accounts that he co-founded in 1984. Mr. Sayers manages Sayers and Sayers Enterprises, a sports marketing and public relations firm. Mr. Sayers is a director of American Century Mutual Funds.

Executive Officers Who Are Not Directors

BURKE W. WHITMAN, age 49, has served as Executive Vice President and Chief Financial Officer of Triad since May 11, 1999. From May 11, 1999 to July 8, 2001 he also served as Treasurer of Triad. From February 1, 1999 through May 11, 1999, he served as Chief Financial Officer of the Pacific Group of HCA. From May 1994 until January 31, 1999, he served as President, Chief Financial Officer, Director and Co-founder of Deerfield Healthcare Corporation. Mr. Whitman is a member of the board of the Federation of American Hospitals. Mr. Whitman serves as a Lieutenant Colonel in the U.S. Marine Corps Reserves. Mr. Whitman will be recalled to temporary active duty in March 2005 with an expected return in the fourth quarter of 2005.

DONALD P. FAY, age 61, has served as Executive Vice President, Secretary and General Counsel of Triad since May 11, 1999. From January 1, 1998 through May 11, 1999, he served as Senior Vice President of the Pacific Group of HCA. Mr. Fay served as Vice President – Legal of HCA from February 1994 through December 1997, and Senior Counsel of HCA prior thereto.

DANIEL J. MOEN, age 53, has served as Executive Vice President for Development and Management Services of Triad since October 2001. From January 2001 to September 2001, he served as Co-Chief Executive Officer of HIP Health Plan of Florida. From January 2000 to December 2000, he served as Chief Executive Officer of Healthline Management Inc. of St. Louis, Missouri. From August 1998 to December 1999, he served as an independent healthcare consultant. From March 1996 until July 1998, he served as president of the Columbia/HCA Network Group and from March 1994 to February 1996, he served as president of the Columbia/HCA Florida Group.

CHRISTOPHER A. HOLDEN, age 40, has served as a Division President of Triad since May 29, 2001. From May 11, 1999 through May 29, 2001, he served as a Senior Vice President of Triad. From January 1, 1998 through May 11, 1999, he served as President – West Division of the Central Group of HCA. Prior to such time, Mr. Holden was President of the West Texas Division of the Central Group of HCA from September 1997 until January 1, 1998; Vice President of Administration for the Central Group of HCA from August 1994 until 1997; and Assistant Vice President – Administration of the Central Group of National Medical Enterprises, Inc. prior thereto.

NICHOLAS J. MARZOCCO, age 50, has served as a Division President of Triad since May 29, 2001. From May 11, 1999 through May 29, 2001, he served as a Senior Vice President of Triad. From January 1, 1998 through May 11, 1999, he served as President – East Division of the Pacific Group of HCA. Prior to that time, Mr. Marzocco served as Chief Operating Officer of the Louisiana Division of HCA from September 1996 until January 1, 1998; and Chief Executive Officer of North Shore Regional Medical Center, a 310-bed hospital owned by National Medical Enterprises, Inc. and located in Slidell, Louisiana, prior thereto.

G. WAYNE MCALISTER, age 58, has served as a Division President of Triad since May 29, 2001. From May 11, 1999 through May 29, 2001, he served as a Senior Vice President of Triad. From March 15, 1999 through May 11, 1999, he served as President – Central Division of the Pacific Group of HCA. Prior to such time, Mr. McAlister was an independent senior hospital management consultant from June 1997 until March 15, 1999; Regional Vice President of Paracelsus Healthcare Corporation from June 1995 until May 1997; Vice President, Operations, of Tenet Healthcare Corporation from August 1993 until May 1995; and President/Chief Operating Officer and Vice President of Operations of Healthcare International from February 1988 until November 1992.

W. STEPHEN LOVE, age 53, has served as Senior Vice President of Finance and the Controller of Triad since May 11, 1999. From March 1, 1999 through May 11, 1999, he served as Senior Vice President of Finance/Controller of the Pacific Group of HCA. Prior to that time he served as Senior Vice President/Corporate Chief Financial Officer – Operations of Charter Behavioral Health Systems, L.L.C. (formerly Charter Medical System) from December 1997 until March 1, 1999; Senior Vice President/Corporate Chief Financial Officer of Charter Behavioral Health Systems, L.L.C. from June 1997 until December 1997; and Vice President, Financial and Hospital Operations of Charter Medical System prior thereto.

WILLIAM R. HUSTON, age 50, has served as Senior Vice President of Finance of Triad since May 11, 1999. From January 1999 through May 11, 1999, he served as Senior Vice President of Finance of the Pacific Group of HCA. He served as Division Chief Financial Officer of various divisions of the Central Group of HCA from April 1995 to December 1998; and Division Chief Financial Officer of Tenet Healthcare Corporation prior thereto.

WILLIAM L. ANDERSON, age 55, has served as a Division President of Triad since April 27, 2001. From October 1997 through April 27, 2001, he served as President, Midwest Region of Quorum. From September 1995 until October 1997, he served as Chief Executive Officer of Lutheran Hospital of Indiana, a general acute care hospital owned by Quorum and located in Fort Wayne, Indiana. From September 1987 until September 1995, he served as Chief Executive Officer of Medical Center of Baton Rouge, a general acute care hospital then owned by Healthtrust, Inc. and situated in Baton Rouge, Louisiana.

MARSHA D. POWERS, age 51, has served as a Division President of Triad since April 27, 2001. From March 1996 through April 27, 2001, she served as President, Southwest Region, for Quorum. From January 1994 through March 1996, she served as Vice President, Physician/Hospital Integration, of Quorum. From May 1989 through December 1993, she served as Chief Executive Officer of Fort Bend Hospital, a 65-bed hospital then owned by Epic Healthcare Group, Inc. and located in Missouri City, Texas.

THOMAS H. FRAZIER, JR., age 47, has served as Senior Vice President of Administration of Triad since April 27, 2001. From May 1999 through April 27, 2001, he served as Chief Financial Officer of Triad’s East Division. From July 1, 1998 through May 11, 1999, he served as Chief Financial Officer of the East Division of the Pacific Group of HCA. From April 1998 through July 1, 1998, he served as interim chief executive officer of one of HCA’s physician management groups. From January 1998 through April 1998, he served as interim chief executive officer for Douglas Community Medical Center, a general acute care hospital owned by HCA and located in Roseburg, Oregon. From May 1996 through December 1997, he served as chief executive officer for HCA’s Mesquite Hospital development project, a project under which HCA intended to construct a general acute care hospital in Mesquite, Texas. From April 1995 through April 1996, Mr. Frazier served as chief operating officer at Plaza Medical Center, a general acute care hospital owned by HCA and located in Fort Worth, Texas.

JAMES R. BEDENBAUGH, age 56, has served as Senior Vice President and Treasurer of Triad since July 9, 2001. From August 1984 until July 2001, Mr. Bedenbaugh held various treasury and finance positions at Magellan Health Services, Inc., including Senior Vice President of Finance, Treasurer and Assistant Secretary from March 1997 until July 2001, Vice President, Treasurer and Assistant Secretary from March 1995 until March 1997, Treasurer from December 1991 until March 1995, and various other treasury positions from August 1984 until December 1991. Prior to that time, Mr. Bedenbaugh served in various financial positions at Maryland National Corporation and Martin Marietta Corporation.

Audit Committee

Triad’s Audit Committee of the Board of Directors is responsible for (1) the appointment, retention, termination, compensation, terms of engagement, evaluation and oversight of the work of the Company’s independent registered public accounting firm, (2) evaluating the qualifications and independence of the independent registered public accounting firm, (3) pre-approving all audit and non-audit services provided to Triad by the independent registered public accounting firm, (4) reviewing and making reports and recommendations to the Board of Directors with respect to the internal audit activities, accounting controls and procedures for financial reporting of Triad, (5) reviewing and discussing with management Triad’s annual consolidated financial statements, quarterly financial statements, earnings press releases and financial information and earnings guidance prior to their release by Triad, (6) overseeing the accounting and financial reporting processes of Triad and the audits of the financial statements of Triad, (7) reviewing Triad’s legal, regulatory and ethical compliance programs, (8) establishing procedures for the receipt, retention, and treatment of complaints received by Triad regarding accounting, internal controls or auditing matters and (9) fulfilling the other responsibilities set forth in the Audit Committee charter, a copy of which is available on Triad’s website at www.triadhospitals.com and a printed copy of which will be furnished to any shareholder upon request addressed to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024. The members of the Audit Committee are Mr. Frist, Mr. Kesler and Dr. Reinhardt, with Mr. Kesler serving as Chair. Each of the members of the Audit Committee is independent within the meaning of the applicable listing standards of the New York Stock Exchange and the Securities and Exchange Commission rules. The Board of Directors has determined that Mr. Kesler is an “audit committee financial expert” as defined by Securities and Exchange Commission rules and, having been advised that Mr. Kesler simultaneously served on the audit committees of three other public companies, further determined that such simultaneous service will not impair his ability to serve effectively on Triad’s Audit Committee.

Triad has adopted a Conflicts of Interest Policy that applies to its board of directors and executive officers, including the chief executive officer, chief financial officer and controller. The Conflicts of Interest Policy supplements Triad’s Code of Conduct governing all employees and the board of directors. The Conflicts of Interest Policy and the Code of Conduct are available on Triad’s website at www.triadhospitals.com. In the event that Triad amends or waives any of the provisions of the Conflicts of Interest Policy or the Code of Conduct applicable to Triad’s chief executive officer, chief financial officer or controller, Triad intends to disclose such amendment or waiver on its website. Printed copies of the Conflicts of Interest Policy and the Code of Conduct are available to any shareholder by request addressed to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Triad’s executive officers and directors, and persons who own more than ten percent of the outstanding common stock of Triad, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide Triad with copies of these reports. To Triad’s knowledge, based solely on its review of the copies of such reports furnished to Triad and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its executive officers, directors and greater than ten-percent stockholders were complied with during fiscal 2004 except that each of Messrs. Anderson, Holden, Love and Moen reported late one acquisition of shares of common stock, and Mr. Frazier inadvertently omitted to disclose ownership of 28 shares of common stock in his initial statement of beneficial ownership on Form 3 filed in 2001.

New York Stock Exchange Annual Chief Executive Officer Certification

The certifications of Triad’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K are included as Exhibits 31.1 and 31.2. Triad’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”), pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violations by Triad of the NYSE’s corporate governance listing standards as of the certification date.

Item 11. Executive Compensation

Director Compensation

The annual retainer for outside directors who are neither officers nor employees of Triad is $50,000 and the Board of Directors meeting fee is $2,500 per meeting. Committee members receive a fee of $500 per committee meeting, payable only for attendance at committee meetings not held in conjunction with a meeting of the Board of Directors. Directors also are reimbursed for expenses incurred relating to attendance at meetings. Outside directors may elect to receive deferred stock units convertible into common stock, in lieu of all or a portion, in multiples of 25%, of their annual retainer. Each of Mmes. Durand and Michel and Messrs. Frist and Jhin elected to receive deferred stock units in lieu of 100% of their 2004 annual retainer. Mr. Kesler and Ms. DeParle elected to receive deferred stocks units in lieu of 50% and 25%, respectively, of their 2004 annual retainer. Messrs. Halverstadt, Loeffler, Reinhardt and Sayers did not elect to receive deferred stock units in lieu of any portion of their 2004 annual retainer. Deferred stock units are paid out at the earlier of a five-year period or the end of the director’s service on the board.

New outside directors are awarded an initial option to acquire a number of shares of common stock determined by the Board of Directors. The Board of Directors’ practice has been to award initial options covering 20,000 shares of common stock. In addition, each outside director receives an annual option to acquire a number of shares of common stock determined by the Board of Directors. Discretionary options may also be awarded by the Board of Directors to the outside directors. Initial options and annual options become exercisable as to 25% of the shares covered by the option on each of the first four anniversaries of the date of the grant. All options have a maximum term of 10 years, are exercisable at the fair market value of the common stock on the date of the grant, and become immediately exercisable upon a change of control of Triad. On May 25, 2004, Ms. Michel and Mr. Jhin each received an initial option grant covering 20,000 shares of Triad common stock and each of the remaining outside directors received an annual option grant covering 8,000 shares of Triad common stock.

Executive Compensation

The information under this heading relates to the chief executive officer and the four other most highly compensated executive officers of Triad serving as executive officers at the end of 2004.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation (2)	Restricted Stock Awards ($) (3)		Securities Underlying Options (#)	All Other Compensation (4)
James D. Shelton Chairman, President and Chief Executive Officer	2004 2003 2002	$1,361,213 976,240 976,240	$1,228,734 731,250 1,096,875	$125,431 78,989 —	$	— — —	300,000 100,000 250,000	$13,325 13,000 9,000

Michael J. Parsons Executive Vice President and Chief Operating Officer	2004 2003 2002	502,298 487,744 473,187	283,882 243,934 355,243	— — —		— — —	100,000 20,000 75,000	13,325 9,000 9,000

Burke W. Whitman Executive Vice President and Chief Financial Officer	2004 2003 2002	484,129 470,105 456,077	273,560 235,064 342,326	— — —		53,151 — 36,627	100,000 20,000 75,000	9,225 9,000 7,000

Daniel J. Moen Executive Vice President	2004 2003 2002	466,605 453,013 442,167	263,709 226,600 55,000	— — —		51,236 43,979 35,683	80,000 20,000 50,000	7,175 7,000 7,000

Donald P. Fay Executive Vice President, Secretary and General Counsel	2004 2003 2002	370,486 358,833 348,055	209,047 179,629 261,596	— — —		— — —	80,000 20,000 50,000	10,250 10,000 10,000

(1)	Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the following fiscal year.
(2)	The amount reported for Mr. Shelton in 2004 includes $113,867 for personal use of Triad’s aircraft and the amount reported for Mr. Shelton in 2003 includes $57,305 for personal use of Triad’s aircraft and $17,342 for legal fees in connection with entering into an employment agreement with Triad.
(3)	Amounts reported represent the dollar value of the difference between amounts paid by the executive officer to purchase shares of Triad common stock under Triad’s Management Stock Purchase Plan and the value of the purchased Triad common stock on the date of purchase. Restrictions on these shares expire after three years, subject to continued employment with Triad, or upon a change in control (as defined in the plan). As of December 31, 2004, Messrs. Whitman and Moen held an aggregate of 8,825 and 13,995 shares of restricted Triad common stock, respectively. As of December 31, 2004, Messrs. Shelton, Parsons and Fay held no shares of restricted Triad common stock. Pursuant to Securities and Exchange Commission rules, after deducting the consideration paid therefore, the shares held by Messrs. Whitman and Moen had a net pre-tax value of $94,652 and $182,120, respectively. Dividends will be payable on shares of restricted stock if and to the extent paid on Triad’s common stock generally, regardless of whether or not the restrictions have expired.
(4)	Consists of contributions by Triad on behalf of the executive officer to the savings and investment plan.

Option Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Securities Option Term (4)
	Number of Securities Underlying Options (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh) (2) (3)	Expiration Date
Name					5% ($)	10% ($)
James D. Shelton	300,000	12.01%	$35.52	02/04/14	$6,701,501	$16,982,920
Michael J. Parsons	100,000	4.00%	35.52	02/04/14	2,233,834	5,660,973
Burke W. Whitman	100,000	4.00%	35.52	02/04/14	2,233,834	5,660,973
Daniel J. Moen	80,000	3.20%	35.52	02/04/14	1,787,067	4,528,779
Donald P. Fay	80,000	3.20%	35.52	02/04/14	1,787,067	4,528,779

(1)	The options become exercisable with respect to 25% of the shares covered thereby on the first, second, third and fourth anniversary dates following the date of grant, subject to continued employment with Triad, and become 100% vested upon a change in control (as defined in the plan).

(2)	The option exercise price may be paid in shares of Triad common stock owned by the executive officer, in cash, or a combination thereof.
(3)	The exercise price was equal to the fair market value of the Triad common stock on the date of the grant.
(4)	The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Triad common stock over the term of the options. These amounts do not take into account provisions of the options relating to termination of the option following termination of employment, non-transferability or vesting over periods of up to four years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James D. Shelton	583,130	$15,165,753	476,909	540,000	$5,946,597	$2,273,150
Michael J. Parsons	118,776	2,772,772	341,661	172,500	6,241,959	672,000
Burke W. Whitman	106,000	2,649,921	237,955	172,500	3,585,004	672,000
Daniel J. Moen	—	—	86,250	138,750	707,663	605,688
Donald P. Fay	17,376	425,092	158,013	132,500	2,546,438	520,875

(1)	The closing price for the Triad common stock, as reported by the New York Stock Exchange, on December 31, 2004 was $37.21 per share. Value is calculated on the basis of the difference between the option exercise price and $37.21 per share, multiplied by the number of shares of Triad common stock underlying the option.

Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements

With the exception of Mr. Shelton, none of the executive officers of Triad have an employment contract with Triad. All employees of Triad are covered by Triad’s severance policy, under which, in certain circumstances, an employee whose employment with Triad is involuntarily terminated may receive as a severance benefit up to 52 weeks of salary. In addition, all award agreements entered into with employees relating to grants under the Triad 1999 Long Term Incentive Plan provide that the stock options granted become fully vested and exercisable upon the occurrence of a Change of Control (as defined in the plan).

Triad entered into an employment agreement with Mr. Shelton on September 1, 2003 for a period of three years. The contract will be automatically renewed on each anniversary thereafter and shall continue for additional one-year terms unless Triad or Mr. Shelton takes specific actions to terminate it. Pursuant to the terms of the agreement, Triad has agreed to employ Mr. Shelton as President and Chief Executive Officer and to use its best efforts to cause him to be a director and Chairman of the Board of Directors of Triad. The agreement provides for a minimum annual salary of $975,000, subject to increase, as well as participation in all incentive compensation plans and programs maintained by Triad and applicable generally to senior executives, including the Triad Corporate Annual Incentive Plan and the Triad 1999 Long Term Incentive Plan, and all savings and retirement plans and programs and welfare benefit plans and programs maintained by Triad and applicable generally to senior executives. The agreement also provides for reasonable use by Mr. Shelton of Triad’s aircraft for personal trips when such aircraft are not otherwise needed for Triad business purposes and certain other benefits including reimbursement of country club dues and tax preparation services.

In the event of termination of Mr. Shelton’s employment as a result of Disability (as defined in the agreement), Mr. Shelton, or his beneficiaries, will be entitled to receive an amount equal to three times Mr. Shelton’s Aggregate Compensation (defined as base salary, incentive bonus and taxable benefits) for the calendar year preceding the year in which the date of termination occurs, payable in bi-weekly installments over a period of three years, any incentive bonus and deferred compensation, and the continuation of medical benefits until Mr. Shelton attains the age of 65 or, if he should die prior to attaining the age of 65, for three years following the date of his death. In the event of termination of Mr. Shelton’s employment as a result of his death, his beneficiaries will be entitled to receive an amount equal to two times Mr. Shelton’s Aggregate Compensation for the calendar year preceding the year in which the date of his death occurs, payable in bi-weekly installments over a period of two years, any incentive bonus and deferred compensation, and the continuation of medical benefits for three years following the date of his death. In the event of termination of Mr. Shelton’s employment (i) by Triad upon the expiration of the term of his employment, or (ii) by Triad or Mr. Shelton within 18 months after a Change of Control (as defined in the agreement) (or termination by Triad prior to a Change of Control arising in connection with a Change of Control), or (iii) by Mr. Shelton at any time for Good Reason (as defined in the agreement), Mr. Shelton will be entitled to receive a lump sum payment equal to three times Mr. Shelton’s Aggregate Compensation for the calendar year preceding the year in which the date of termination occurs, any deferred compensation and the continuation of medical benefits for three years following the date of termination. If Mr. Shelton’s employment is terminated by Triad for Cause (as defined in the agreement) or by Mr. Shelton upon expiration of the term of his employment, Mr. Shelton will be entitled to any unpaid base salary through the date of termination, any deferred compensation and the right to maintain health insurance benefits at his expense as provided by law. If Mr. Shelton’s employment is terminated by Triad for Cause or by Mr. Shelton upon expiration of the term of his employment or if stockholder approval would otherwise be required in connection with the treatment of his options, Mr. Shelton’s options will be exercisable as provided in Triad’s Long Term Incentive Plan. If Mr. Shelton’s employment is terminated for any other reason, Mr. Shelton’s vested options will be exercisable for two years following the date of termination, subject to applicable regulatory requirements and provided that stockholder approval is not required. Mr. Shelton’s employment agreement provides that, during the term of his employment and for three years following the date of his termination for any reason, Mr. Shelton may not, directly or indirectly, engage in any business conducted by Triad in any geographic area in which Triad is then conducting such business.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for approving compensation arrangements for executive management of Triad, reviewing compensation plans relating to officers, grants of options and other benefits under Triad’s employee benefit plans and reviewing generally Triad’s employee compensation policy. The members of the Compensation Committee are Mr. Sayers, Ms. Michel and Mr. Loeffler, with Mr. Loeffler serving as Chair. Each of the members of the Compensation Committee is independent within the meaning of the applicable listing standards of the New York Stock Exchange. The charter of the Compensation Committee is available on Triad’s website at www.triadhospitals.com and a printed copy of which will be furnished to any shareholder upon request addressed to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the ownership of Triad’s common stock by persons known by Triad to own more than 5% of its outstanding common stock, Triad’s directors, Triad’s nominees for director and Triad’s executive officers. The stock ownership information presented in the table for Triad’s directors and executive officers is as of February 15, 2005.

Name of Beneficial Owner	Number of Shares (1) (2)	Percent of Class
Nancy-Ann DeParle (3)	30,499	*
Barbara A. Durand, R.N., Ed.D. (3)	38,356	*
Donald P. Fay (3)	216,353	*
Thomas F. Frist III (3)(4)	384,131	*
Donald B. Halverstadt, M.D. (3)	48,318	*
Michael K. Jhin (3)	1,462	*
Dale V. Kesler (3)	50,355	*
Thomas G. Loeffler, Esq (3)	12,000	*
Harriet R. Michel (3)	1,462	*
Daniel J. Moen (3)(5)	137,958	*
Michael J. Parsons (3)	423,397	*
Uwe E. Reinhardt, Ph.D (3)	53,963	*
Gale E. Sayers (3)	30,849	*
James D. Shelton (3)	881,494	1.1%
Burke W. Whitman (3)	395,241	*
All Directors and Executive Officers as a Group (24 persons)(3)	3,720,427	4.6%

*	Less than one percent
(1)	Unless otherwise indicated, each stockholder shown on the table has sole voting and investment power with respect to the shares beneficially owned. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right.
(2)	Each named person or group is deemed to be the beneficial owner of securities which may be acquired within 60 days through the exercise or conversion of options, warrants and rights, if any, and such securities are deemed to be outstanding of the purpose of computing the percentage beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage beneficially owned by any other person or group. Accordingly, the indicated number of shares includes shares issuable upon conversion of convertible securities or upon exercise of options (including employee stock options) held by such person or group.
(3)	Of the shares reported for Drs. Durand, Halverstadt and Reinhardt, and Messrs. Fay, Frist, Jhin, Kesler, Loeffler, Moen, Parsons, Sayers, Shelton and Whitman, and Mmes. DeParle and Michel 32,375; 47,375; 53,375; 195,514; 53,375; 0; 46,375; 12,000; 123,750; 372,412; 27,375; 629,409; 286,705; 29,375; and 0 shares, respectively, represent shares that are issuable pursuant to options that are exercisable within 60 days. Of the shares reported for all directors and executive officers as a group, 2,843,876 shares represent shares that are issuable pursuant to options exercisable within 60 days.
(4)	Of the shares reported, Mr. Frist has shared voting and investment power with respect to 115,486 shares held by a family corporation in which he is a shareholder, and 26,278 shares held by a family limited partnership in which he is a general partner.
(5)	Of the shares reported for Mr. Moen, 93 shares are held in a family trust. Mr. Moen disclaims beneficial ownership of these 93 shares.

Equity Compensation Plans

The following table summarizes Triad’s equity compensation plan information as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,921,579	$28.93	6,160,476
Equity compensation plans not approved by security holders	—	—	—

Total	9,921,579	$28.93	6,160,476

(1)	Includes the following:

•	4,361,849 shares of common stock available for issuance under the 1999 Long Term Incentive Plan, as amended;

•	220,501 shares of common stock available for issuance under the Outside Directors Stock and Incentive Plan, as amended;

•	43,682 shares of common stock available for issuance under the Management Stock Purchase Plan; and

•	1,534,444 shares of common stock available for issuance under the Executive Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed by Ernst & Young LLP for services rendered for the years ended December 31, 2004 and December 31, 2003:

	2004		2003
Audit fees		$3,293,545		$1,086,760
Audit-related fees		487,454		264,910
Tax fees:
Tax return preparation	552,000		494,263
Other tax matters	231,622		522,983

Total tax fees		783,622		1,017,246
All other fees:
Compliance review	647,340		844,750
Other	21,446		56,044

Total of all other fees		668,786		900,794

Total		$5,233,407		$3,269,710

The amount shown for audit fees includes fees for professional services rendered for the audit by Ernst & Young LLP of Triad’s annual financial statements and management’s report on internal control and the reviews by Ernst & Young LLP of Triad’s financial statements included in its Quarterly Reports on Form 10-Q and work related to registration statements filed by Triad. The amount shown for audit related fees includes fees for due diligence procedures performed in connection with acquisitions, audits of employee benefit plans and audits of certain majority owned subsidiaries. The amount shown for tax fees includes all income tax services other than those directly related to the audit of the income tax accrual. The amount shown for compliance review includes fees for work performed in connection with Triad’s regulatory compliance program and the Corporate Integrity Agreement between Triad and the Office of the Inspector General of the Department of Health and Human Services. The fees for all other services not described above relate primarily to cost reporting software in 2004 and analysis of cost reports in connection with a joint venture in 2003.

Audit Committee Pre-Approval Policy

The Audit Committee, or a designated member thereof, pre-approves each audit and non-audit service rendered by Triad’s independent auditor to Triad. Any pre-approval decisions of a designated Audit Committee member are presented to the Audit Committee at its next scheduled meetings.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a)	Exhibits

Exhibit No.	Description
2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

2.2	Agreement and Plan of Merger, dated as of October 18, 2000, by and between Quorum Health Group, Inc. and Triad Hospitals, Inc. (the “Merger Agreement”), incorporated by reference from Triad Hospitals’ Current Report on Form 8-K dated October 18, 2000.

3.1	Certificate of Incorporation of Triad, as amended as of April 27, 2001, incorporated by reference from Exhibit 3.1 to Triad Hospitals’ Post Effective Amendment No. 1 on Form S-8 to the Registration Statement Form S-4.

3.2	Bylaws of Triad Hospitals as amended February 18, 2000 incorporated by reference from Triad Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Senior Debt Securities Indenture, dated as of May 6, 2004, between the Company and Citigroup, N.A., as trustee, incorporated herein by reference from Exhibit 4.2(a) to Triad’s Current Report on Form 8-K dated May 6, 2004.

4.2	First Supplemental Indenture (including form of 7% Senior Notes due 2012) dated as of May 6, 2004, between the Company and Citibank, N.A. as trustee, incorporated herein by reference from Exhibit 4.2(b) to Triad’s Current Report on Form 8-K dated May 6, 2004.

4.3	Indenture (including form of 7% Senior Subordinated Notes due 2013) dated as of November 12, 2003, between Triad Hospitals, Inc. and Citibank, N.A., as Trustee, incorporated by reference from Exhibit 4.1 on Registration Statement Form S-4 dated February 4, 2004.

4.4	Registration Rights Agreement dated as of November 12, 2003 between Triad Hospitals, Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated and Banc of America Securities LLC as representatives of the Initial Purchasers named therein, incorporated by reference from Exhibit 4.3 on Registration Statement Form S-4 dated February 4, 2004.

10.1	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.2	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.2 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.3	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals and Triad Hospitals, incorporated by reference from Exhibit 10.3 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.4	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.5 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.5	Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and Triad Hospitals, incorporated by reference from Exhibit 10.6 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.6*	Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended, incorporated by reference from Exhibit 10.4 to Triad Hospitals’ Current Report on Form 8-K dated February 7, 2005.

10.6(a)*	Triad Hospitals, Inc. Nonqualified Stock Option Agreement incorporated by reference from Exhibit 10.3 to Triad Hospitals’ Current Report on Form 8-K dated February 7, 2005.

10.7*	Triad Hospitals, Inc. Executive Stock Purchase Plan, incorporated by reference from Exhibit 10.11 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.8*	Triad Hospitals, Inc. Management Stock Purchase Plan, incorporated by reference from Exhibit 10.12 to Triad Hospitals’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999.

10.9*	Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended, incorporated by reference from Exhibit B to Triad Hospitals’ definitive Proxy Statement on Schedule 14A of Triad’s annual meeting held on May 20, 2003.

10.10	Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. and Banc of America Securities LLC as co-lead arrangers, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2001.

10.11	Amendment No. 1 dated as of July 10, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2001.

10.12	Amendment No. 2 dated as of August 8, 2001 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2001.

10.13	Amendment No. 3 dated as of February 7, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A., incorporated herein by reference from Exhibit 10.21 on Form 10-K for the year ended December 31, 2001.

10.14	Amendment No. 4 dated as of June 28, 2002 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002.

10.15	Amendment No. 5 dated as of September 25, 2003 to the Credit Agreement dated as of April 27, 2001 among Triad, the Lenders party thereto, Merrill Lynch & Co. as syndication agent and Bank of America, N.A. as administrative agent, incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended September 30, 2003.

10.16	Amendment No. 6 dated as of March 12, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004.

10.17	Amendment No. 7 dated as of June 15, 2004 to the Credit Agreement dated as of April 27, 2001 among Triad, the lenders party thereto, Merrill Lynch & Co., as syndication agent, and Bank of America, N.A., as administrative agent incorporated herein by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004.

10.18*	Quorum Health Group, Inc. 1997 Stock Option Plan, incorporated herein by reference from Exhibit B to Quorum’s definitive Proxy Statement on Schedule 14A for Quorum’s annual meeting held on November 10, 1997.

10.19*	Employment Agreement between Triad Hospitals, Inc. and James D. Shelton, effective September 1, 2003, incorporated herein by reference from Exhibit 10.2 on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Triad Hospitals, Inc. Deferred Compensation Plan incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Current Report on Form 8-K dated December 30, 2004.

10.21*	Triad Hospitals, Inc. 2005 Annual Incentive Plan, incorporated by reference from Exhibit 10.1 to Triad Hospitals’ Current Report on Form 8-K dated February 7, 2005.

10.22*	Summary of Named Executive Officer Compensation Arrangements.

10.23*	Summary of Outside Director Compensation Arrangements.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of the Subsidiaries of Triad Hospitals.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Burke W. Whitman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Management contract on compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By:	/s/ JAMES D. SHELTON
James D. Shelton
Chairman, President and Chief Executive Officer

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. SHELTON James D. Shelton	Chairman of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 11, 2005

/s/ MICHAEL J. PARSONS Michael J. Parsons	Executive Vice President and Chief Operating Officer; Director	March 11, 2005

/s/ BURKE W. WHITMAN Burke W. Whitman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 11, 2005

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	March 11, 2005

/s/ DALE V. KESLER Dale V. Kesler	Director	March 11, 2005

/s/ THOMAS G. LOEFFLER, Esq. Thomas G. Loeffler, Esq.	Director	March 11, 2005

/s/ UWE E. REINHARDT, Ph.D Uwe E. Reinhardt, Ph.D	Director	March 11, 2005

/s/ HARRIET R. MICHEL Harriet R. Michel	Director	March 11, 2005

/s/ GALE E. SAYERS Gale E. Sayers	Director	March 11, 2005

/s/ DONALD B. HALVERSTADT, M.D. Donald B. Halverstadt, M.D.	Director	March 11, 2005

/s/ BARBARA A. DURAND, Ed.D. Barbara A. Durand, Ed.D.	Director	March 11, 2005

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 11, 2005

/s/ MICHAEL K. JHIN Michael K. Jhin	Director	March 11, 2005

INDEX TO FINANCIAL STATEMENTS

TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of management of Triad Hospitals, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Hospitals, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

March 10, 2005

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in millions, except per share amounts)

	2004	2003	2002
Revenues	$4,450.2	$3,734.4	$3,321.4

Salaries and benefits	1,791.4	1,519.8	1,388.2
Reimbursable expenses	51.1	51.6	54.7
Supplies	728.7	582.3	518.7
Other operating expenses	833.3	699.7	599.9
Provision for doubtful accounts	453.7	382.9	255.1
Depreciation	180.1	159.8	146.9
Amortization	6.3	5.8	6.0
Interest expense, net of capitalized interest of $5.6, $1.8 and $4.6 for the years ended December 31, 2004, 2003, and 2002, respectively	113.7	133.7	135.6
Interest income	(2.6)	(2.7)	(1.7)
Refinancing transaction costs	76.0	39.9	—
ESOP expense	10.3	8.5	10.8
Litigation settlements	—	—	(10.4)
Gain on sales of assets	—	(1.4)	(4.5)

	4,242.0	3,579.9	3,099.3

Income from continuing operations before minority interests, equity in earnings and income tax provision	208.2	154.5	222.1
Minority interests in earnings of consolidated entities	(5.4)	(6.7)	(13.6)
Equity in earnings of affiliates	20.5	25.4	21.7

Income from continuing operations before income tax provision	223.3	173.2	230.2
Income tax provision	(85.3)	(68.7)	(92.1)

Income from continuing operations	138.0	104.5	138.1
Income (loss) from discontinued operations, net of tax	53.0	(9.3)	3.4

Net income	$191.0	$95.2	$141.5

Income (loss) per common share:
Basic:
Continuing operations	$1.84	$1.42	$1.93
Discontinued operations	0.70	(0.13)	0.04

Net income	$2.54	$1.29	$1.97

Diluted:
Continuing operations	$1.80	$1.38	$1.84
Discontinued operations	0.69	(0.12)	0.05

Net income	$2.49	$1.26	$1.89

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in millions)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$56.8	$14.5
Accounts receivable, less allowances for doubtful accounts of $326.5 and $257.3 at December 31, 2004 and 2003, respectively	653.9	606.0
Inventories	117.5	109.2
Deferred income taxes	58.0	36.5
Prepaid expenses	41.7	43.0
Discontinued operations assets	—	152.9
Other	86.4	60.5

	1,014.3	1,022.6

Property and equipment, at cost:
Land	174.0	169.0
Buildings and improvements	1,489.6	1,404.6
Equipment	1,272.8	1,123.9
Construction in progress (estimated cost to complete and equip after December 31, 2004-$407.7 million)	314.3	144.7

	3,250.7	2,842.2
Accumulated depreciation	(912.0)	(747.2)

	2,338.7	2,095.0
Goodwill	1,253.0	1,231.4
Intangible assets, net of accumulated amortization	72.0	71.5
Investment in and advances to affiliates	198.9	191.1
Other	104.5	123.8

Total assets	$4,981.4	$4,735.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141.7	$151.4
Accrued salaries	119.7	121.5
Current portion of long-term debt	79.7	73.7
Discontinued operations liabilities	—	17.9
Other current liabilities	161.6	145.6

	502.7	510.1
Long-term debt	1,587.3	1,684.4
Other liabilities	139.0	118.1
Commitments and contingencies	—	—
Deferred taxes	218.3	174.7
Minority interests in equity of consolidated entities	190.8	171.8
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 78,206,024 and 75,633,354 shares issued and outstanding at December 31, 2004 and 2003, respectively	0.8	0.8
Additional paid-in capital	1,976.8	1,904.6
Unearned ESOP compensation	(13.8)	(17.2)
Accumulated other comprehensive loss	(1.7)	(2.1)
Accumulated earnings	381.2	190.2

Total stockholders’ equity	2,343.3	2,076.3

Total liabilities and stockholders’ equity	$4,981.4	$4,735.4

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation and Stockholder Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2002	72,202,736	$0.7	$1,810.2	$(32.9)	$—	$(46.5)	$1,731.5
Net income	—	—	—	—	—	141.5	141.5
Net change in fair value of interest rate swaps, net of income tax benefit of $2.4 million	—	—	—	—	(4.0)	—	(4.0)

Comprehensive income	—	—	—	—	—	—	137.5

Issuance of common stock under employee plans	371,700	—	9.1	—	—	—	9.1
Stock options exercised	2,363,199	—	33.3	—	—	—	33.3
Income tax benefit from stock options exercised	—	—	21.8	—	—	—	21.8
ESOP compensation earned	—	—	7.3	3.5	—	—	10.8
Stock compensation expense	—	—	0.4	—	—	—	0.4
Repayment of Executive Stock Purchase Plan loans	—	—	1.4	8.7	—	—	10.1

Balance at December 31, 2002	74,937,635	0.7	1,883.5	(20.7)	(4.0)	95.0	1,954.5

Net income	—	—	—	—	—	95.2	95.2
Net change in fair value of interest rate swaps, net of income tax provision of $1.1 million	—	—	—	—	1.9	—	1.9

Comprehensive income	—	—	—	—	—	—	97.1

Issuance of common stock under employee plans	455,713	0.1	10.0	—	—	—	10.1
Stock options exercised	240,006	—	4.7	—	—	—	4.7
Income tax benefit from stock options exercised	—	—	1.0	—	—	—	1.0
ESOP compensation earned	—	—	5.0	3.5	—	—	8.5
Stock compensation expense	—	—	0.4	—	—	—	0.4

Balance at December 31, 2003	75,633,354	0.8	1,904.6	(17.2)	(2.1)	190.2	2,076.3

Net income	—	—	—	—	—	191.0	191.0
Net change in minimum pension liability, net of income tax benefit of $0.8 million	—	—	—	—	(1.4)	—	(1.4)
Unrealized gain on marketable equity securities	—	—	—	—	0.1	—	0.1
Reclassification of gain on marketable equity securities included in net income	—	—	—	—	(0.1)	—	(0.1)
Net change in fair value of interest rate swaps, net of income tax provision of $1.1 million	—	—	—	—	1.8	—	1.8

Comprehensive income	—	—	—	—	—	—	191.4

Issuance of common stock under employee plans	361,643	—	10.4	—	—	—	10.4
Stock options exercised	2,211,027	—	39.7	—	—	—	39.7
Income tax benefit from stock options exercised	—	—	14.1	—	—	—	14.1
ESOP compensation earned	—	—	6.9	3.4	—	—	10.3
Stock compensation expense	—	—	1.1	—	—	—	1.1

Balance at December 31, 2004	78,206,024	$0.8	$1,976.8	$(13.8)	$(1.7)	$381.2	$2,343.3

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$191.0	$95.2	$141.5
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(53.0)	9.3	(3.4)
Provision for doubtful accounts	453.7	382.9	255.1
Depreciation and amortization	186.4	165.6	152.9
ESOP expense	10.3	8.5	10.8
Minority interests	5.4	6.7	13.6
Equity in earnings of affiliates	(20.5)	(25.4)	(21.7)
Gain on sales of assets	—	(1.4)	(4.5)
Deferred income tax provision	3.3	48.3	83.7
Non-cash interest expense	5.8	9.4	9.0
Refinancing transaction costs	76.0	39.9	—
Non-cash stock option expense	1.1	0.4	0.4
Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
Accounts receivable	(497.1)	(449.6)	(315.0)
Inventories and other assets	(14.0)	(19.5)	(23.1)
Accounts payable and other current liabilities	(7.5)	43.9	18.2
Other	17.1	49.5	40.7

Net cash provided by operating activities	358.0	363.7	358.2

Cash flows from investing activities:
Purchases of property and equipment	(436.0)	(281.1)	(296.6)
Distributions and advances from affiliates	12.7	14.7	31.7
Proceeds received on sales of assets	230.5	13.1	6.8
Acquisitions, net of cash acquired of $1.4 million for the year ended December 31, 2003	(16.9)	(185.3)	(10.1)
Restricted cash	—	—	5.7
Other	(0.2)	2.1	0.7

Net cash used in investing activities	(209.9)	(436.5)	(261.8)

Cash flows from financing activities:
Payments of long-term debt	(769.8)	(539.5)	(83.8)
Proceeds from long-term debt	675.0	600.3	—
Payment of debt issue costs	(8.7)	(15.3)	(1.5)
Payment of refinancing transaction costs	(65.8)	(33.1)	—
Proceeds from issuance of common stock	50.1	14.8	42.4
Proceeds from executive stock purchase plan loans	—	—	10.1
Contributions from (distributions to) minority partners, net	13.4	(7.6)	(11.7)

Net cash provided by (used in) financing activities	(105.8)	19.6	(44.5)

Change in cash and cash equivalents	42.3	(53.2)	51.9
Cash and cash equivalents at beginning of period	14.5	67.7	15.8

Cash and cash equivalents at end of period	$56.8	$14.5	$67.7

Cash paid for:
Interest	$117.7	$125.0	$132.2
Income taxes, net of refunds	$96.3	$11.4	$12.5

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Reporting Entity

Triad Hospitals, Inc. (“Triad”) is a holding company whose affiliates currently own 52 general, acute care hospitals and 14 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general, acute care hospitals in Georgia and Nevada.

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

Revenues

Triad’s health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for health care services provided. Triad has multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systemically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the amounts that are realizable. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the realizable values, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual experience. Changes in estimates of contractual allowances for non-government payors have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Triad had $4.2 million, $20.3 million and $8.5 million of favorable prior year governmental cost report settlements in the years ended December 31, 2004, 2003 and 2002, respectively. The estimated net cost report settlements as of December 31, 2004 and 2003 were a receivable of approximately $13.2 million and $13.5 million, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets.

Beginning in the fourth quarter of 2004, Triad implemented a new self-pay discount program. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. The new self-pay discount program reduced revenue by approximately $10.8 million in the fourth quarter of 2004 with a similar reduction to provision for doubtful accounts. The reduction reduced the provision for doubtful accounts as a percentage of revenue. Currently, there is not enough historical experience for Triad to determine if the amount of the self-pay discounts in the fourth quarter of 2004 will continue but it anticipates that these amounts will increase in the future.

Triad anticipates implementing an additional component to its self-pay discount program during the second quarter of 2005. This additional component would offer a discount for all uninsured patients based on the lowest managed care discount in each hospital location. Currently, Triad is unable to quantify the impact of this self-pay discount component, but anticipates that there will be no significant impact on earnings per share. Triad anticipates its provision for doubtful accounts to decline by a similar amount as the reduction to revenues.

Triad also provides various levels of charity care at its facilities, which is not recorded as revenue. The charity care policy varies by each facility.

HCA Inc. (“HCA”) was the subject of governmental investigations and litigation relating to certain business practices of HCA and subsidiaries, including subsidiaries that, prior to the spin-off of Triad from HCA (see NOTE 15), owned facilities now owned by Triad. Review of previously submitted annual cost reports and the cost report process were areas included in the governmental investigations. These investigations were concluded through a series of agreements executed in 2000 and 2003 (see NOTE 15). In connection with the spin-off from HCA, HCA agreed to indemnify Triad for any payments which it is required to make in respect of Medicare, Medicaid and Blue Cross cost reports relating to periods ending on or prior to the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by it relating to such cost reports relating to periods ending on or prior to the spin-off. Triad was responsible for the filing of these cost reports and any terminating cost reports. As discussed above, HCA finalized a settlement agreement in 2003 with the government relating to cost report periods ending before August 1, 2001 which included the indemnified cost reports. The receivable from HCA and the related cost report liabilities of $23.2 million were reversed during 2003. There was no impact on the consolidated statement of operations from the reversal of these items.

Cash and Cash Equivalents

Cash equivalents consist of all investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. The largest concentration of Triad’s patient accounts receivable is in patient responsibility accounts. These include both amounts due from uninsured patients and co-payments and deductibles

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. To improve upfront collections, Triad endeavors to collect the patient responsibility portion of amounts due at or prior to the scheduled admission or procedure. To facilitate the upfront collection process, Triad has instituted an incentive program for its employees which is based on the amount of upfront cash collections on patient responsibility accounts. Approximately 41.6% and 36.4% of Triad’s accounts receivable at December 31, 2004 and 2003, respectively, were patient responsibility accounts. Triad is subject to significant credit risk if these payers’ ability to pay deteriorates.

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. This process, or “AR lookback”, is performed each quarter. This process is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. Triad’s policy is to write-off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. If payers’ ability to pay deteriorates, additional allowances may be required.

During 2003, Triad experienced a significant increase in the amount of historical write-offs. The increase in historical write-offs led Triad to believe that the collectibility of its uninsured receivables had deteriorated. Therefore, Triad recorded a $63.9 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables. The increase in the allowance for doubtful accounts decreased net income by $39.9 million. For 2003, the increase in the allowance for doubtful accounts decreased basic income per share by $0.54 cents and diluted income per share by $0.53 cents. During 2003, uninsured receivables increased approximately $60.1 million. Triad believes that a weak job market and rising health care costs have led to the growth in uninsured patients and an increase in insurance co-payments and deductibles. Triad believes the increase in its allowance for doubtful accounts was reasonable given current business trends and economic conditions at that time.

Over half of Triad’s facilities are located in the states of Alabama, Arkansas, Indiana, and Texas. Triad does not believe that there are any other significant concentrations of revenues from any particular geographic area that would subject it to any significant credit risks in the collection of its accounts receivable.

Inventories

Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Physician Income Guarantees

Triad has entered into physician recruiting agreements whereby Triad supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreement, the physician is required to stay in the community for a period of time after the payments have ended, typically three years. Triad records the payments to the physician as an other asset and amortizes the asset over the remaining period of the agreement. As of December 31, 2004 and 2003, the unamortized portion of physician income guarantees was $53.2 million and $44.1 million, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Property, Equipment, and Other Amortizable Intangible Assets

Property and equipment are stated at the lower of cost or market. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

Depreciation expense, computed using the straight-line method, was $180.1 million, $159.8 million and $146.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

Other amortizable intangible assets are comprised of acquired management contracts which are amortized using the straight-line method over a period of 15 years, acquired employment contracts which are amortized using the straight-line method over a period of two years and non-compete agreements which are amortized based on the terms of the respective contracts.

Triad evaluates the carrying value of its property, equipment and amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other amortizable intangible assets to be held and used might be impaired, Triad prepares projections of the probability weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. The fair value of assets held for sale is determined using estimated selling values. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill is the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. Triad accounts for goodwill and other non-amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually during the fourth quarter, or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. Triad determines the fair value of the reporting units using discounted future cash flows. If the fair value of the reporting unit is less than the carrying value, an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of impairment would be the difference between the carrying amount of the goodwill and the fair value of goodwill. No impairment charges were recorded during the years ended December 31, 2004, 2003 and 2002 under the provisions of SFAS 142.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax provision consists of Triad’s current provision for Federal and state income taxes and the change in Triad’s deferred income tax assets and liabilities. While Triad has considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event Triad were to determine that the realization of its deferred tax asset in the future is different than its net recorded amount, an adjustment to the income tax provision would be necessary.

Despite Triad’s belief that its tax return positions are accurate and supportable, Triad recognizes that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, Triad establishes tax reserves based on management’s judgment and adjusts the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Triad reflects the establishment of tax reserves and any adjustments thereto through an unfavorable adjustment to the income tax provision in the reporting period in which such tax reserves are established or adjusted. Conversely, in the event Triad sustains a tax benefit with respect to a matter for which a tax reserve exists, Triad reverses such tax reserve through a favorable adjustment to the income tax provision in the reporting period in which the matter is resolved.

Self-Insured Liability Risks

Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. The cost of general and professional liability coverage is based on insurance premiums paid and actuarially determined estimates for deductibles. The cost for the years ended December 31, 2004, 2003, and 2002 was approximately $94.7 million, $91.1 million and $73.0 million, respectively. Estimated liabilities for general and professional liability risks are actuarially determined and discounted using an interest rate of 6%. The estimated liability was $124.5 million and $99.6 million at December 31, 2004 and 2003, respectively.

For periods after the spin-off, Triad instituted its own self-insured programs for workers’ compensation and health insurance. Prior to the spin-off, Triad participated in self-insured programs for workers’ compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers’ compensation and health claims incurred prior to the spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Estimated liabilities for workers compensation were $23.4 million and $15.4 million at December 31, 2004 and 2003, respectively. Estimated liabilities for health claim liability risk were $18.0 million and $15.6 million at December 31, 2004 and 2003, respectively.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

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

Discontinued Operations

Triad accounts for discontinued operations under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.

Stock-Based Compensation

Triad follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). As of December 31, 2004 Triad has two stock-based compensation plans, which are described more fully in NOTE 11. Triad accounts for these plans

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad has a Management Stock Purchase Plan (“MSPP”), which provides certain members of management an opportunity to purchase restricted shares of common stock at a discount through payroll deductions over six month intervals. These restrictions lapse three years after the date of purchase. Stock-based compensation of $0.2 million was recognized in each of the years ended December 31, 2004, 2003 and 2002, respectively, using the intrinsic value of the options. Triad has granted stock options to non-employees. Stock-based compensation of $0.9 million, $0.2 million and $0.2 million was recognized for the years ended December 31, 2004, 2003 and 2002, respectively, using the fair value of the options on the date of grant. The following table illustrates the effect on income from continuing operations, net income and earnings per share if Triad had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to all stock-based compensation, net of tax effect (dollars in millions except per share amounts).

	For the years ended December 31,
	2004	2003	2002
Income from continuing operations, as reported	$138.0	$104.5	$138.1
Add: Stock option expense recorded	0.7	0.3	0.1
Less: Fair value stock option expense	(21.1)	(17.8)	(17.4)

Pro forma	$117.6	$87.0	$120.8

Net income, as reported	$191.0	$95.2	$141.5
Add: Stock option expense recorded	0.7	0.3	0.1
Less: Fair value stock option expense	(21.1)	(17.8)	(17.4)

Pro forma	$170.6	$77.7	$124.2

Basic income per share
Income from continuing operations, as reported	$1.84	$1.42	$1.93
Add: Stock option expense recorded	0.01	—	—
Less: Fair value stock option expense	(0.28)	(0.24)	(0.24)

Pro forma	$1.57	$1.18	$1.69

Net income, as reported	$2.54	$1.29	$1.97
Add: Stock option expense recorded	0.01	—	—
Less: Fair value stock option expense	(0.28)	(0.24)	(0.24)

Pro forma	$2.27	$1.05	$1.73

Diluted income per share
Income from continuing operations, as reported	$1.80	$1.38	$1.84
Add: Stock option expense recorded	0.01	—	—
Less: Fair value stock option expense	(0.25)	(0.23)	(0.20)

Pro forma	$1.56	$1.15	$1.64

Net income, as reported	$2.49	$1.26	$1.89
Add: Stock option expense recorded	0.01	—	—
Less: Fair value stock option expense	(0.25)	(0.23)	(0.20)

Pro forma	$2.25	$1.03	$1.69

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

The fair values of stock options granted used to compute pro forma income disclosures were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the years ended December 31:

	2004	2003	2002
Risk free interest rate	2.90%	2.70%	4.09%
Expected life	5 years	5 years	5 years
Expected volatility	41.5%	38.1%	54.9%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. SFAS 123R replaces SFAS 123, amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB 25 and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under the SFAS 123, either for all periods presented or at the beginning of the fiscal year in year of adoption. Triad will adopt SFAS 123R beginning July 1, 2005, but it has not determined which transition method or valuation method will be used. The impact on fiscal year 2005 income from continuing operations will depend on which transition method is adopted, but Triad currently anticipates that income from continuing operations will be reduced by approximately $22 million to $26 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $14.1 million, $1.0 million and $21.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with early adoption encouraged. SFAS 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for the measurement for exchanges of nonmonetary assets that do not have commercial substance at carrying value. After adoption of SFAS 153 exchanges of nonmonetary exchanges of similar productive assets that do have commercial substance would be measured at fair value. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 153.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS

During the fourth quarter 2004, Triad acquired the assets of an acute care hospital in Peru, Indiana for approximately $16.0 million in cash plus assumed liabilities.

On December 1, 2003, Triad completed the acquisition of four hospitals in Arkansas from subsidiaries of Tenet Healthcare Corporation for a purchase price of $142 million in cash and $1.5 million of transaction costs less the assumption of $2.2 million of net current liabilities.

On December 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Palmer, Alaska. Triad is the majority partner owning approximately 76% of the venture with the not-for-profit owning the remainder. Triad contributed $25 million (including $23.5 million in cash) to the venture and the not-for-profit partner contributed its current facility to the venture. The venture is constructing a replacement facility that is expected to cost approximately $100 million.

On December 1, 2003, Triad entered into a lease for the real property and operations of an acute care hospital in Woodward, Oklahoma. Triad also acquired the net working capital and equipment for approximately $5.5 million in cash and a $1.1 million note. The note is payable over seven years at an interest rate of 5%.

On October 1, 2003, Triad entered into a transaction with a not-for-profit hospital in Springfield, Oregon. Triad owns 80% of the venture. Triad contributed $20 million (including $13 million in cash) to the venture and the not-for-profit partner contributed its current facility to the venture. The venture intends to construct a replacement facility for approximately $100 million.

The aggregate purchase price for the entities acquired in 2003 was $185.1 million. During the third quarter of 2004, the aggregated purchase price was decreased to $184.1 million due to a reduction of estimated transaction costs of $1.0 million. The purchase prices of these entities were allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained independent appraisals of acquired property and equipment and identifiable intangible assets and their remaining useful lives. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisitions are summarized below (in millions):

Current assets	$38.8
Property and equipment	137.8
Goodwill	56.7
Intangible assets	11.4
Other assets	5.8
Current liabilities	(17.4)
Minority interests	(48.9)
Long-term debt	(0.1)

$184.1

Acquired intangible assets totaled $11.4 million, of which $10.2 million was assigned to trade names that are not subject to amortization and $1.2 million was assigned to medical group employment contracts that will be amortized over two years.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS (continued)

The acquired goodwill totaling $56.7 million was assigned to the owned operations segment, of which approximately $22.7 million is expected to be deductible for tax purposes.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

The goodwill allocated to Triad’s reportable segments is as follows (in millions):

	Owned Operations	Management Services	Corporate and Other	Total
Balance as of January 1, 2003	$1,137.9	$58.8	$—	$1,196.7

Goodwill acquired	37.2	—	—	37.2
Goodwill written off related to sales	(2.5)	—	—	(2.5)

Balance as of December 31, 2003	1,172.6	58.8	—	1,231.4

Goodwill acquired	2.1	—	—	2.1
Purchase price adjustments for prior year acquisitions	19.6	—	—	19.6
Goodwill written off related to sales	(0.1)	—	—	(0.1)

Balance as of December 31, 2004	$1,194.2	$58.8	$—	$1,253.0

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $6.3 million, $5.8 million and $6.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Estimated amortization expense relating to these intangible assets over the next five years are as follows (in millions):

2005	$6.0
2006	$5.5
2007	$5.4
2008	$5.3
2009	$5.3

The gross carrying amount and accumulated amortization of amortizable intangible assets at December 31, 2004 and 2003 are as follows (in millions):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	$79.0	$(19.3)	$79.0	$(14.0)
Other	2.0	(0.7)	2.3	(0.5)

Total	$81.0	$(20.0)	$81.3	$(14.5)

At December 31, 2004 and 2003 the carrying amount of intangible assets assigned to trade names that are not subject to amortization is $11.0 million and $4.7 million, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATIONS

Triad closed under a definitive agreement in July 2004 to sell its acute care hospital in San Leandro, California for approximately $35.0 million less net assumed liabilities. Triad recognized a pre-tax gain of approximately $10.9 million in the third quarter of 2004. Management’s decision to dispose of this facility has allowed management to focus its efforts on facilities that are more aligned with its operating strategy. This facility was a component of the owned operations segment.

Triad closed under a definitive agreement in July 2004 to sell Alice Regional Hospital in Alice, Texas for $18 million less net liabilities assumed. Triad recorded a pre-tax gain, after prior years’ impairment charges, of approximately $0.5 million in the third quarter of 2004. Management’s decision to dispose of this facility has allowed management to focus its efforts on facilities that are more aligned with its operating strategy and can achieve higher financial performance. This facility was a component of the owned operations segment.

Triad closed under a definitive agreement in May 2004 to sell certain assets related to its leased acute care hospital in Terrell, Texas for approximately $3.4 million in notes receivable plus working capital. Triad recorded a minimal deferred gain on the sale of these assets in the second quarter of 2004. The gain will be recognized ratably as the note payments are received. This facility was a component of the owned operations segment.

Triad closed under a definitive agreement in March 2004 to sell two hospitals and three ambulatory surgery centers it leased in the Kansas City, Missouri area to HCA for $136 million. Approximately $21 million of the proceeds were held in escrow at closing. The escrow was released to Triad in April 2004. Triad recognized a pre-tax gain on sale of assets of approximately $84 million in the first quarter of 2004. These facilities were a component of the corporate and other segment.

Triad closed under a definitive agreement in February 2004 to sell El Dorado Hospital in Tucson, Arizona for $33.2 million plus working capital. A minimal loss was recognized during the first quarter of 2004. This facility was a component of the owned operations segment.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATIONS (continued)

The assets and liabilities of entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. As of December 31, 2004, all assets and liabilities of entities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

December 31, 2003
Assets
Cash and cash equivalents	$0.7
Accounts receivable, net	14.1
Inventories	5.3
Other current assets	4.1
Property and equipment, net	106.3
Goodwill	22.3
Other assets	0.1

Total discontinued operations assets	$152.9

Liabilities
Accounts payable	$5.9
Accrued salaries	4.8
Current portion of long-term debt	1.0
Other current liabilities	2.9
Long-term debt	0.9
Minority interests	2.4

Total discontinued operations liabilities	$17.9

Revenues and income (loss) for the entities are included in the consolidated statements of operations as “Income (loss) from discontinued operations, net of tax”. The amounts as of December 31 were as follows (in millions):

	2004	2003	2002
Revenues	$83.3	$231.7	$219.7

Pretax income (loss) from operations	(3.7)	4.6	5.5
Income tax (provision) benefit	1.4	(1.8)	(2.1)

	(2.3)	2.8	3.4
Impairment charge, net of tax benefit of $6.1 million for the year ended December 31, 2003	—	(12.4)	—
Gain on disposal, net of tax provision of $39.9 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively	55.3	0.3	—

	$53.0	$(9.3)	$3.4

NOTE 5—INCOME TAXES

The income tax provision for the years ended December 31, 2004, 2003 and 2002 consists of the following (dollars in millions):

	2004	2003	2002
Current:
Federal	$(73.3)	$(15.8)	$—
State	(8.7)	(4.6)	(8.4)
Deferred:
Federal	(3.3)	(43.3)	(81.9)
State	—	(5.0)	(1.8)

	$(85.3)	$(68.7)	$(92.1)

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (continued)

Triad also had tax (provision) benefit from discontinued operations of $(38.5) million, $2.9 million and $(2.1) million in the years ended December 31, 2004, 2003 and 2002, respectively.

A reconciliation of the Federal statutory rate to the effective income tax rate from operations follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.0	2.5	3.3
State tax rate change	(0.7)	—	—
Non-deductible goodwill amortization/write-off	—	0.5	—
Non-deductible ESOP expense	1.1	1.1	1.2
Other items, net	0.8	0.6	0.5

Effective income tax rate	38.2%	39.7%	40.0%

During the third quarter of 2004, Triad had a reduction of its marginal tax rate from 37.5% to 37.0% from state tax rate changes. Triad recorded a reduction to its income tax provision of approximately $1.5 million relating to an adjustment of its deferred tax assets and liabilities from the change in the marginal tax rate.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (dollars in millions):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$173.1	$—	$140.9
Accounts and other receivables	48.0	—	19.1	—
State net operating loss carryforwards	12.3	—	13.2	—
Professional liability risks	47.0	—	47.7	—
Compensation reserves	22.1	—	25.3	—
Amortization and intangible asset basis differences	—	100.1	—	92.5
Investment basis difference	—	10.3	—	7.1
Prepaid expenses	—	6.6	—	—
Other	1.4	—	—	2.0

	130.8	290.1	105.3	242.5
Valuation allowances	(1.0)	—	(1.0)	—

	$129.8	$290.1	$104.3	$242.5

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

Deferred income taxes of $58.0 million and $36.5 million at December 31, 2004 and 2003, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $218.3 million and $174.7 million at December 31, 2004 and 2003, respectively. Current and noncurrent deferred taxes totaled $160.3 million and $138.2 million net deferred tax liability at December 31, 2004 and 2003, respectively.

At December 31, 2004, state net operating loss carryforwards (expiring in years 2005 through 2024) available to offset future taxable income approximated $363.5 million, representing approximately $12.3 million in deferred

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (continued)

tax benefits. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2004 and 2003.

NOTE 6 – IMPAIRMENT OF LONG-LIVED ASSETS

Triad closed under a definitive agreement in July 2004 to sell Alice Regional Hospital in Alice, Texas for $18.0 million less net liabilities assumed. The definitive agreement to sell the assets of this facility was entered into in February 2004. This was the scenario used in the impairment evaluation as the probability weighted cash flows for this facility as of December 31, 2003. An impairment of $16.3 million was recorded in the year ended December 31, 2003 to reduce the book value of this facility’s assets to its estimated sales price. For the year ended December 31, 2002, the probability weighted undiscounted future cash flows exceeded the carrying value of the facility, indicating that no impairment was required. Impairments on this facility had been recorded in prior years. This facility was reclassified to discontinued operations in the first quarter of 2004. Revenues for this facility were $38.9 million and $35.7 million for the years ended December 31, 2003 and 2002, respectively. This facility had pre-tax losses of $8.7 million and $8.8 million for the years ended December 31, 2003 and 2002, respectively.

NOTE 7—LONG-TERM DEBT

Components of long-term debt at December 31 (in millions):

	Carrying Amount		Fair Value
	2004	2003	2004	2003
Revolving Credit Line	$—	$—	$—	$—
Tranche A term loan	57.6	126.6	57.6	126.6
Tranche B term loan	405.7	424.1	405.7	424.1
8¾% Senior Notes	—	600.0	—	650.3
7% Senior Notes	600.0	—	627.7	—
7% Senior Subordinated Notes	600.0	600.0	609.8	606.8
11% Senior Subordinated Notes	—	4.2	—	4.4
Other	3.7	3.2	3.8	3.6

	1,667.0	1,758.1	$1,704.6	$1,815.8

Less current portion	79.7	73.7

	$1,587.3	$1,684.4

The Tranche A term loan presently bears interest at LIBOR plus 2.0% (4.42% at December 31, 2004) with principal amounts due through 2007, the Tranche B term loan presently bears interest at LIBOR plus 2.25% (4.67% at December 31, 2004) with principal amounts due through 2008, the 7% senior notes principal amounts are due in 2012 and the 7% senior subordinated notes principal amounts are due in 2013. The senior notes are callable, at Triad’s option, in May 2008 and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At December 31, 2004, Triad had a $400.0 million line of credit which bears interest at LIBOR plus 2.0%. No amounts were outstanding under the revolving credit line at December 31, 2004. The revolving credit line matures in 2007. Triad had $21.6 million of letters of credit outstanding at December 31, 2004, which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Tranche A term loan is subject to reduction depending upon the total leverage of Triad. Triad’s Tranche B term loan LIBOR spread is subject to further reduction to LIBOR plus 2.0% depending upon the total leverage of Triad.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

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

On May 6, 2004, Triad issued $600.0 million of senior notes bearing interest at 7% with principal amounts due in 2012. The 7% senior notes are callable, at Triad’s option, beginning in 2008 and are callable earlier at Triad’s option by paying a make-whole premium. Triad incurred approximately $5.4 million in debt issue costs related to the issuance of the notes, which is being amortized over the period the notes are outstanding using the effective interest method.

Triad called the remaining principal of approximately $4.2 million of its 11% senior subordinated notes on June 28, 2004. Triad recorded refinancing transaction costs in the second quarter of 2004 of $0.2 million for the call premium on these notes.

On October 27, 2003, Triad commenced a cash tender offer and consent solicitation to purchase any and all of its $325.0 million aggregate principal amount of 11% senior subordinated notes due 2009 and amend or eliminate substantially all the restrictive covenants in the related indenture. On November 12, 2003, Triad purchased approximately $320.8 million of its $325.0 million 11% notes, which had been previously tendered. Triad paid tender premium and consent payments of approximately $33.1 million on the 11% notes and effectuated the amendments to the 11% notes indenture. Triad recorded a charge to earnings in the fourth quarter of 2003 for the tender premium, consent solicitations and other fees paid and the write-offs of unamortized discount and deferred loan costs of approximately $39.9 million.

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. The debt agreements require that Triad’s total leverage ratio not exceed 3.60x as of December 31, 2004. Triad’s total leverage ratio at December 31, 2004 was approximately 2.80x. The indentures governing Triad’s other long-term debt also contain incurrence covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving line of credit.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

Triad had net debt issue costs of $28.4 million and $35.9 million as of December 31, 2004 and 2003, respectively, recorded in other assets in the consolidated balance sheets. These cost are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of debt issue costs was $21.0 million and $21.4 million as of December 31, 2004 and 2003, respectively.

Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 1).

A debt maturity schedule is as follows (in millions):

2005	$79.7
2006	89.3
2007	187.6
2008	109.9
2009	0.2
Thereafter	1,200.3

$1,667.0

NOTE 8 – GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay their loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 26.8% and 23.0% at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the amounts subject to the guarantees were $22.8 million and $19.9 million, respectively. Triad had accrued liabilities of $6.3 million and $4.6 million at December 31, 2004 and 2003, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.4 million at December 31, 2004. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at December 31, 2004.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Triad entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad has entered into another interest rate swap agreement, which effectively converts an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 2.50% at December 31, 2004.

Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy the obligation under the contracts. The interest rate swap is designated as cash flow hedge and Triad believes that the hedge is highly effective.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS (continued)

At December 31, 2004, the fair value of the interest rate swap was a liability of $0.6 million and was recorded in other current liabilities in the consolidated balance sheets. At December 31, 2003, the fair value of the interest rate swaps were liabilities of $3.3 million recorded in other liabilities and $0.1 million in other current liabilities in the consolidated balance sheets. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive income.

NOTE 10 – LEASES

Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $84.2 million, $66.6 million and $57.4 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2004 (in millions):

	Operating	Capital
2005	$51.4	$0.7
2006	42.9	0.6
2007	34.0	0.3
2008	27.0	0.1
2009	23.4	—
Thereafter	110.7	—

Total minimum payments	$289.4	1.7

Less amounts representing interest		(0.2)

Present value of minimum lease payments		$1.5

The following summarizes amounts related to equipment leased by Triad under capital leases at December 31 (in millions):

	2004	2003
Equipment	$2.3	$1.1
Accumulated amortization	(0.6)	(0.3)

Net book value	$1.7	$0.8

NOTE 11—STOCK BENEFIT PLANS

Triad’s 1999 Long-Term Incentive Plan has 19,000,000 shares of Triad’s common stock reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of Triad. Stock options granted are generally at an exercise price equal to the fair market value at the date of grant and are exercisable over a four-year period and expire ten years from date of grant. The plan provides for immediate vesting upon a change in control.

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

Triad adopted various other plans for which 750,000 shares of Triad’s common stock have been reserved for issuance.

Information regarding stock options for 2004, 2003 and 2002 is summarized below:

	Stock Options	Option Price Per Share	Weighted Average Exercise Price
Balances, January 1, 2002	8,906,550	$0.07 - $50.35	$19.49
Granted	3,012,250	$32.15 - $42.00	$32.70
Exercised	(2,363,199)	$0.19 - $35.70	$14.11
Cancelled	(282,944)	$3.65 - $50.35	$30.56

Balances, December 31, 2002	9,272,657	$0.07 - $42.00	$24.81
Granted	1,291,800	$22.45 - $31.11	$25.93
Exercised	(240,006)	$0.19 - $32.15	$19.64
Cancelled	(335,280)	$8.50 - $42.00	$30.02

Balances, December 31, 2003	9,989,171	$0.07 - $42.00	$24.91
Granted	2,739,900	$24.45 - $35.52	$35.17
Exercised	(2,211,027)	$0.19 - $35.88	$17.98
Cancelled	(596,465)	$5.77 - $42.00	$31.24

Balances, December 31, 2004	9,921,579	$0.07 - $42.00	$28.93

The weighted-average fair value of stock options granted to Triad employees during the years ended December 31, 2004, 2003 and 2002, was $14.24, $9.78 and $16.88 per option, respectively. At December 31, 2004, 2003 and 2002, there were 4,710,309, 5,289,807 and 4,204,637 options exercisable, respectively. There were 4,616,849, 4,260,284 and 2,307,304 stock options available for grant at December 31, 2004, 2003 and 2002, respectively.

The following table summarizes information regarding the options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
Range of Exercise Prices
$16.69 to $16.71	49,988	1 years	$16.71	49,988	$16.71
$15.42 to $15.80	62,439	2 years	$15.47	62,439	$15.47
$16.35 to $16.36	41,799	4 years	$16.35	41,799	$16.35
$0.07 to $18.84	573,356	5 years	$11.87	573,356	$11.87
$16.50 to $27.69	1,017,046	6 years	$17.60	1,017,046	$17.60
$24.63 to $35.70	2,227,026	7 years	$29.56	1,625,006	$29.48
$32.15 to $42.00	2,332,500	8 years	$32.74	1,109,875	$32.80
$22.45 to $31.11	1,099,525	9 years	$25.88	230,800	$25.87
$34.19 to $35.52	2,517,900	10 years	$35.43	—	$—

	9,921,579		$28.93	4,710,309	$24.94

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCK BENEFIT PLANS (continued)

Subsequent to December 31, 2004, Triad granted 1,925,500 stock options with an exercise price equal to the market price on the date of grant. The options are exercisable over a four-year period and expire ten years from the date of grant.

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 330,248, 420,150 and 344,090 during the years ended December 31, 2004, 2003 and 2002, respectively.

Shares issued through the MSPP, net of cancellations, were 29,047 at a weighted average price of $24.40 per share, 35,563 at a weighted average price of $22.53 per share and 27,610 at a weighted average price of $25.49 per share during the years ended December 31, 2004, 2003 and 2002, respectively. Subsequent to December 31, 2004, 19,227 shares at $25.98 per share were issued through the MSPP.

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

The loan to the ESOP is recorded in unearned ESOP compensation in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $10.3 million, $8.5 million and $10.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, and the unearned ESOP compensation was $13.8 million and $17.2 million at December 31, 2004 and 2003, respectively.

The ESOP shares as of December 31, 2004 were as follows:

Shares released	1,500,000
Shares committed to be released	300,000
Unreleased shares	1,200,000

Total ESOP shares	3,000,000

Fair value of unreleased shares	$44.7 million

Triad has a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant’s contribution up to certain maximum levels. Triad recorded expense under these plans of $41.4 million, $35.7 million and $28.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, and

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RETIREMENT PLANS (continued)

recorded adjustments of estimates of prior year retirement plan accruals of $(1.0) million, $1.4 million and $(3.4) million for the years ended December 31, 2004, 2003 and 2002, respectively. Contributions to the retirement plan are funded annually. Triad’s contributions to the contributory benefit plan are funded periodically during the year.

Triad has a defined benefit retirement plan for the unionized employees at one of its hospitals. A minimum pension liability is required when the actuarial present value of the accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. The change in the minimum pension liability, net of income tax, is recognized through other comprehensive income. Triad had a minimum pension liability of $2.3 million at December 31, 2004. The change in the minimum pension liability of $1.4 million, net of income tax benefit of $0.8 million, was recognized through other comprehensive income in the year ended December 31, 2004. Net pension costs and prepaid pension costs for the years ended December 31, 2004, 2003 and 2002 were not significant.

NOTE 13– LITIGATION SETTLEMENTS

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

In June 2002, Triad received notification that HCA had agreed to reimburse Triad for a portion of the settlement on a False Claims Act case, settled by Quorum prior to Triad’s acquisition. Triad received this reimbursement in the amount of $4.5 million in July 2002.

NOTE 14–INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the year ended December 31, 2004, 2003 and 2002, options outstanding of 174,250, 2,841,813 and 301,063, respectively, were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares for the years ended December 31, 2004, 2003 and 2002 are as follows:

	For the years ended December 31,
	2004	2003	2002
Weighted average shares exclusive of unreleased ESOP shares	75,046,662	73,363,542	71,552,847
ESOP shares committed to be released	150,000	150,000	150,000

Basic weighted average shares outstanding	75,196,662	73,513,542	71,702,847

Effect of dilutive securities – employee stock options	1,401,263	1,850,195	3,293,614

Diluted weighted average shares outstanding	76,597,925	75,363,737	74,996,461

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—AGREEMENTS WITH HCA (continued)

HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses which it incurs arising from the pending governmental investigations of certain of HCA’s business practices. The distribution agreement further provides that HCA will indemnify Triad for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against HCA, and from proceedings which may be commenced by governmental authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the spin-off and related to such proceedings. HCA has also agreed that, in the event that any hospital owned by Triad as of the date of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to Triad in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes less the net proceeds of the sale or other disposition of the excluded hospital. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the spin-off.

HCA has entered into a compliance agreement setting forth certain agreements to comply with applicable laws and regulations. Triad was obligated to participate with HCA in these negotiations. On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to maintain the compliance program was approximately $3.1 million, $4.4 million and $3.0 million in 2004, 2003 and 2002, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

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

In connection with the spin-off, HCA also agreed to indemnify Triad for any payments which it is required to make with respect to Medicare, Medicaid and Blue Cross cost reports relating to the cost report periods ending on or prior to the date of the spin-off, and Triad agreed to indemnify HCA for and pay to HCA any payments received by Triad relating to such cost reports. Triad was responsible for the filing of these cost reports and any terminating cost reports. HCA finalized a settlement agreement in 2003 with the government relating to cost report periods ending before August 1, 2001 which included the indemnified cost reports.

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

HCA’s wholly owned subsidiary, Columbia Information Services, Inc. (“CIS”), entered into a computer and data processing services agreement with Triad. Pursuant to this agreement, CIS will provide computer installation, support, training, maintenance, data processing and other related services to Triad. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. In 2003, this agreement was extended for two years. CIS charged Triad approximately $29.9 million, $26.5 million, and $24.7 million in the years ended December 31, 2004, 2003 and 2002, respectively, for services provided under this agreement. In the event the agreement is terminated by Triad, it will be required to pay a termination fee equal to the first month’s billed fees, multiplied by the remaining number of months in the agreement.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government elected not to intervene in the case and the complaint was unsealed. While Triad intends to vigorously defend this matter, Triad is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

Income Taxes

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. Although the examinations are ongoing, to date the IRS has not proposed any adjustments for such years.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

During 2004, (i) Triad, as successor-in-interest to Quorum, reached a settlement with the IRS with respect to Quorum’s taxable years ended June 30, 1999 and 2000, relating to carryover adjustments resulting from adjustments in prior taxable years to certain tax deductions and losses, (ii) Triad reached a settlement with the IRS with respect to Triad’s taxable years ended December 31, 1999 and 2000, relating to corrections to various tax accounting issues, and (iii) Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached tentative settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. During February 2005, Triad finalized the tentative settlements with regard to the jointly-owned entities.

In the opinion of management, none of these settlements will have a material impact on Triad’s results of operations or financial position.

HCA Litigation and Investigations

HCA is the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. Triad is unable to predict the effect or outcome of the SEC investigation, or whether any additional investigations or litigation will be commenced. In connection with the spin-off from HCA, Triad entered into a distribution agreement with HCA providing that HCA will indemnify or make specified cash payments to Triad for certain losses (other than consequential damages) resulting from certain governmental investigations and litigation to which HCA was previously subject and related acts. If indemnified matters were asserted successfully against Triad or any of its facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects. The extent to which Triad may or may not be affected by the ongoing investigation of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

General Liability Claims

Triad, QHR, and The Intensive Resource Group, LLC (“IRG”), a subsidiary of QHR, are defendants against claims for breaches of employment contracts filed in separate lawsuits involving two former employees of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, in one of such lawsuits a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have filed various post-trial motions and intend to appeal such judgment. Triad reserved the $5.9 million in the second quarter of 2004 in respect of this claim. Triad settled the other claim in the fourth quarter of 2004 for approximately $0.9 million.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION

Triad through its affiliates operates hospitals and related health care entities. During the years ended December 31, 2004, 2003 and 2002, approximately 31.0%, 30.5%, and 31.7%, respectively, of Triad’s revenues related to patients participating in the Medicare program.

Triad has structured its operations into two segments. The owned operations segment includes Triad’s acute care hospitals and related health care entities. The management services segment provides executive management services to independent acute care hospitals. Prior periods have been restated for the reclassification of seven entities to discontinued operations (see NOTE 4). Included in the owned operations assets are assets designated as discontinued operations of $152.9 million as of December 31, 2003.

The distribution of Triad’s revenues, Adjusted EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

	For the years ended December 31,
	2004	2003	2002
Revenues:
Owned operations	$4,338.9	$3,605.1	$3,204.0
Management services	111.3	129.3	117.4
Corporate and other	—	—	—

	$4,450.2	$3,734.4	$3,321.4

	2004	2003	2002
Adjusted EBITDA (a):
Owned operations	$671.3	$560.0	$554.7
Management services	10.9	20.2	15.5
Corporate and other	(69.7)	(56.7)	(43.7)

	$612.5	$523.5	$526.5

	December 31,
	2004	2003
Assets:
Owned operations	$4,567.7	$4,391.9
Management services	133.4	140.0
Corporate and other	280.3	203.5

	$4,981.4	$4,735.4

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $20.5 million, $25.4 million and $21.7 million in years ended December 31, 2004, 2003 and 2002, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT INFORMATION (continued)

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes follows (in millions):

	For the years ended December 31,
	2004	2003	2002
Total Adjusted EBITDA for reportable segments	$612.5	$523.5	$526.5

Depreciation	180.1	159.8	146.9
Amortization	6.3	5.8	6.0
Interest expense	113.7	133.7	135.6
Interest income	(2.6)	(2.7)	(1.7)
Refinancing transaction costs	76.0	39.9	—
ESOP expense	10.3	8.5	10.8
Litigation settlements	—	—	(10.4)
Gain on sales of assets	—	(1.4)	(4.5)
Minority interests in earnings of consolidated entities	5.4	6.7	13.6

Income from continuing operations before income taxes	$223.3	$173.2	$230.2

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, litigation settlements, gain on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 18—COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, as of December 31, 2004 and 2003 are as follows (in millions):

	2004	2003
Fair value of interest rate swaps	$(0.3)	$(2.1)
Minimum pension liability	(1.4)	—

	$(1.7)	$(2.1)

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other current liabilities as of December 31 follows (in millions):

	2004	2003
Due to HCA	$0.6	$1.7
Employee retirement plan	25.4	25.3
Taxes, other than income	28.2	30.3
Accrued interest	10.7	15.0
Self insured employee benefit programs	35.5	34.9
Current portion of professional liability risk	16.9	14.3
Deferred income	3.9	3.7
Litigation settlement	5.9	—
Other	34.5	20.4

	$161.6	$145.6

A summary of activity in Triad’s allowances for doubtful accounts follows (in millions):

	Balances at Beginning of Period	Additions Charged To Expense	Additions Charged to Expense for Discontinued Operations	Accounts Written off, Net of Recoveries	Acquisitions	Balances at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2002	$186.8	$255.1	$11.8	$(283.2)	$—	$170.5
Year ended December 31, 2003	$170.5	$382.9	$14.3	$(316.1)	$5.7	$257.3
Year ended December 31, 2004	$257.3	$453.7	$16.9	$(403.3)	$1.9	$326.5

Triad retained certain working capital items, including accounts receivables, on certain facilities included in discontinued operations.

NOTE 20 – COSTS OF SALES

The following tables show the line items in the consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the year ended December 31, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,791.4	$40.3	$1,751.1
Reimbursable expenses	51.1	—	51.1
Supplies	728.7	0.4	728.3
Other operating expenses	833.3	28.5	804.8
Provision for doubtful accounts	453.7	—	453.7
Depreciation	180.1	2.5	177.6
Amortization	6.3	—	6.3

Total	$4,044.6	$71.7	$3,972.9

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COSTS OF SALES (continued)

	For the year ended December 31, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,519.8	$36.1	$1,483.7
Reimbursable expenses	51.6	—	51.6
Supplies	582.3	0.9	581.4
Other operating expenses	699.7	25.0	674.7
Provision for doubtful accounts	382.9	—	382.9
Depreciation	159.8	1.7	158.1
Amortization	5.8	—	5.8

Total	$3,401.9	$63.7	$3,338.2

	For the year ended December 31, 2002
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,388.2	$31.9	$1,356.3
Reimbursable expenses	54.7	—	54.7
Supplies	518.7	0.5	518.2
Other operating expenses	599.9	19.0	580.9
Provision for doubtful accounts	255.1	—	255.1
Depreciation	146.9	2.4	144.5
Amortization	6.0	—	6.0

Total	$2,969.5	$53.8	$2,915.7

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by Triad’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts). Amounts for all periods presented have been restated to reflect the reclassification of discontinued operations (see NOTE 4).

	2004
	First		Second		Third	Fourth
Revenues	$1,105.8		$1,092.5		$1,112.4	$1,139.5
Income (loss) from continuing operations	$48.8		$(4.9	)(b)	$43.4	$50.7
Net income (loss)	$97.8	(a)	$(5.2	)(b)	$49.2	$49.2
Basic income (loss) from continuing operations per share	$0.66		$(0.07	)(b)	$0.57	$0.67
Basic net income (loss) per share	$1.31	(a)	$(0.07	)(b)	$0.65	$0.65
Diluted income (loss) from continuing operations per share	$0.64		$(0.07	)(b)	$0.56	$0.66
Diluted net income (loss) per share	$1.29	(a)	$(0.07	)(b)	$0.64	$0.64

	2003
	First	Second	Third		Fourth
Revenues	$895.1	$897.4	$925.3		$1,016.6
Income from continuing operations	$45.5	$37.3	$10.6	(c)	$11.1	(d)
Net income (loss)	$47.3	$38.0	$10.4	(c)	$(0.5	)(d)(e)
Basic income from continuing operations per share	$0.62	$0.51	$0.14	(c)	$0.15	(d)
Basic net income (loss) per share	$0.65	$0.52	$0.14	(c)	$(0.01	)(d)(e)
Diluted income from continuing operations per share	$0.61	$0.50	$0.14	(c)	$0.15	(d)
Diluted net income (loss) per share	$0.63	$0.51	$0.14	(c)	$(0.01	)(d)(e)

(a)	During the first quarter of 2004, Triad recorded an $84.0 million pre-tax gain related to the sale of two hospitals and three ambulatory surgery centers.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION (continued)

(b)	During the second quarter of 2004, Triad recorded a $76.0 million pre-tax charge related to refinancing transaction costs.
(c)	During the third quarter of 2003, Triad recorded a $50.6 million increase in its allowance for doubtful accounts to reflect growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables.
(d)	During the fourth quarter of 2003, Triad recorded a $39.9 million pre-tax charge related to refinancing transaction costs.
(e)	During the fourth quarter of 2003, Triad recorded a $18.5 million pre-tax charge related to impairment of certain long-lived assets.