Form 10-Q
period 2005-03-31
TRIAD HOSPITALS INC
filed 2005-05-06
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 80,828,524.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended March 31, 2005 and 2004

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended
	2005	2004
Revenues	$1,212.2	$1,105.8

Salaries and benefits	483.0	446.3
Reimbursable expenses	13.6	13.5
Supplies	199.0	179.0
Other operating expenses	222.2	200.6
Provision for doubtful accounts	113.0	112.5
Depreciation	49.8	43.1
Amortization	1.5	1.4
Interest expense	27.4	32.7
Interest income	(0.9)	(0.5)
ESOP expense	3.3	2.4
(Gain) loss on sales of assets	0.3	(1.0)

Total operating expenses	1,112.2	1,030.0

Income from continuing operations before minority interests, equity in earnings and income tax provision	100.0	75.8

Minority interests in earnings of consolidated entities	(4.6)	(1.9)
Equity in earnings of affiliates	10.1	5.6

Income from continuing operations before income tax provision	105.5	79.5
Income tax provision	(40.3)	(30.7)

Income from continuing operations	65.2	48.8

Income from discontinued operations, net of tax	1.0	49.0

Net income	$66.2	$97.8

Income per common share:
Basic:
Continuing operations	$0.84	$0.66
Discontinued operations	$0.01	$0.65

Net	$0.85	$1.31

Diluted:
Continuing operations	$0.82	$0.64
Discontinued operations	$0.01	$0.65

Net	$0.83	$1.29

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$125.4	$56.8
Accounts receivable, less allowances for doubtful accounts of $328.5 at March 31, 2005 and $326.5 at December 31, 2004	713.0	653.9
Inventories	118.7	117.5
Deferred income taxes	57.8	58.0
Prepaid expenses	43.8	41.7
Other	73.5	86.4

	1,132.2	1,014.3
Property and equipment, at cost:
Land	176.8	174.0
Buildings and improvements	1,594.1	1,489.6
Equipment	1,343.3	1,272.8
Construction in progress	238.2	314.3

	3,352.4	3,250.7
Accumulated depreciation	(964.5)	(912.0)

	2,387.9	2,338.7
Goodwill	1,253.0	1,253.0
Intangible assets, net of accumulated amortization	70.5	72.0
Investment in and advances to affiliates	204.9	198.9
Other	102.4	104.5

Total assets	$5,150.9	$4,981.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159.4	$141.7
Accrued salaries	124.0	119.7
Current portion of long-term debt	78.5	79.7
Current income taxes payable	19.7	—
Other current liabilities	159.3	161.6

	540.9	502.7
Long-term debt	1,567.8	1,587.3
Other liabilities	148.9	139.0
Deferred taxes	210.8	218.3
Minority interests in equity of consolidated entities	193.9	190.8
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 80,560,748 and 78,206,024 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	0.8	0.8
Additional paid-in capital	2,054.8	1,976.8
Unearned ESOP compensation	(12.9)	(13.8)
Accumulated other comprehensive loss	(1.5)	(1.7)
Accumulated earnings	447.4	381.2

Total stockholders’ equity	2,488.6	2,343.3

Total liabilities and stockholders’ equity	$5,150.9	$4,981.4

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended March 31, 2005 and 2004

Unaudited

(Dollars in millions)

	For the three months ended
	2005	2004
Cash flows from operating activities:
Net income	$66.2	$97.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1.0)	(49.0)
Provision for doubtful accounts	113.0	112.5
Depreciation and amortization	51.3	44.5
ESOP expense	3.3	2.4
Minority interests	4.6	1.9
Equity in earnings of affiliates	(10.1)	(5.6)
(Gain) loss on sales of assets	0.3	(1.0)
Deferred income tax benefit	(6.3)	(5.9)
Non-cash interest expense	1.2	2.7
Non-cash stock option expense	0.2	0.2
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(171.7)	(161.2)
Inventories and other assets	10.8	2.5
Accounts payable and other current liabilities	54.0	2.3
Other	10.6	12.3

Net cash provided by operating activities	126.4	56.4

Cash flows from investing activities:
Purchases of property and equipment	(100.3)	(103.9)
Distributions and advances from affiliates	4.1	1.5
Proceeds received on sales of assets	0.6	155.2

Net cash provided by (used in) investing activities	(95.6)	52.8

Cash flows from financing activities:
Payments of long-term debt	(20.9)	(110.5)
Proceeds from issuance of long-term debt	—	75.0
Payment of debt issue costs	—	(1.6)
Proceeds from issuance of common stock	60.2	5.3
Distributions to minority partners, net	(1.5)	(0.2)

Net cash provided by (used in) financing activities	37.8	(32.0)

Change in cash and cash equivalents	68.6	77.2
Cash and cash equivalents at beginning of period	56.8	14.5

Cash and cash equivalents at end of period	$125.4	$91.7

Cash paid for:
Interest	$6.9	$7.5
Income taxes, net of refunds	$3.0	$5.6

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Triad’s Form 10-K.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—STOCK BENEFIT PLANS

Triad’s stock-based compensation plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant. Triad discloses the pro forma effect on net income and earnings per share in its interim financial statements under the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). The disclosure provisions of SFAS 148 require pro forma disclosure as if Triad had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to all stock-based compensation. The following table illustrates the pro forma effect (dollars in millions except per share amounts):

	For the three months ended March 31,
	2005	2004
Income from continuing operations, as reported	$65.2	$48.8
Add: Stock option expense recorded	0.1	0.1
Less: Fair value stock option expense	(6.0)	(4.4)

Pro forma	$59.3	$44.5

Net income, as reported	$66.2	$97.8
Add: Stock option expense recorded	0.1	0.1
Less: Fair value stock option expense	(6.0)	(4.4)

Pro forma	$60.3	$93.5

Basic income per share
Income from continuing operations, as reported	$0.84	$0.66
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.08)	(0.06)

Pro forma	$0.76	$0.60

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended March 31,
	2005	2004
Net income, as reported	$0.85	$1.31
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.08)	(0.06)

Pro forma	$0.77	$1.25

Diluted income per share
Income from continuing operations, as reported	$0.82	$0.64
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.06)

Pro forma	$0.76	$0.58

Net income, as reported	$0.83	$1.29
Add: Stock option expense recorded	—	—
Less: Fair value stock option expense	(0.06)	(0.06)

Pro forma	$0.77	$1.23

During the three months ended March 31, 2005, 17,363 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.5 million. Additionally, during the three months ended March 31, 2005, 2,337,309 stock options were exercised for proceeds of $59.7 million.

During the three months ended March 31, 2005, 1,925,500 stock options were granted with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

NOTE 3—DISCONTINUED OPERATIONS

Included in discontinued operations are six hospitals Triad sold during 2004. Triad retained the working capital on certain of these hospitals. One of the hospitals sold in 2004 was reclassified to discontinued operations in the second quarter of 2004. The condensed consolidated statement of operations for the three months ended March 31, 2004 was restated to reflect this reclassification. Four of these hospitals were sold during the three months ended March 31, 2004 for a pre-tax gain of $83.8 million.

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended March 31,
	2005	2004
Revenues	$0.4	$47.5

Pre-tax income from operations	$1.6	$1.1
Income tax provision	(0.6)	(0.4)

	1.0	0.7
Gain on disposal, net of tax provision of $35.5 million for the three months ended March 31, 2004	—	48.3

	$1.0	$49.0

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.3% at March 31, 2005 and 26.8% at December 31, 2004. At March 31, 2005 and December 31, 2004, the amounts subject to the guarantees were $23.6 million and $22.8 million, respectively. Triad had accrued liabilities of $6.5 million and $6.3 million at March 31, 2005 and December 31, 2004, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.9 million at March 31, 2005. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at March 31, 2005.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 3.03% at March 31, 2005.

Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. The interest rate swap is designated as a cash flow hedge and Triad believes that the hedge is highly effective.

The fair value of the interest rate swap at March 31, 2005 and December 31, 2004 was a liability of $0.2 million and $0.6 million, respectively, and was recorded in other current liabilities in the condensed consolidated balance sheets. The change in the fair value of the interest rate swaps was recognized through other comprehensive income (see NOTE 8).

NOTE 6—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three months ended March 31, 2004, options outstanding of 5,216,362 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares are as follows:

	For the three months ended March 31,
	2005	2004
Weighted average shares exclusive of unreleased ESOP shares	77,857,614	74,336,910
Average of ESOP shares committed to be released	37,500	37,500

Basic weighted average shares outstanding	77,895,114	74,374,410

Effect of dilutive securities – employee stock options	1,527,396	1,323,291

Diluted weighted average shares outstanding	79,422,510	75,697,701

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7—SEGMENT INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended March 31,
	2005	2004
Revenues:
Owned operations	$1,183.0	$1,077.1
Management services	29.2	28.7
Corporate and other	—	—

	$1,212.2	$1,105.8

	For the three months ended March 31,
	2005	2004
Adjusted EBITDA (a):
Owned operations	$204.9	$172.4
Management services	3.9	3.9
Corporate and other	(17.3)	(16.8)

	$191.5	$159.5

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $10.1 million and $5.6 million in the three months ended March 31, 2005 and 2004, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 3).

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended March 31,
	2005	2004
Total Adjusted EBITDA for reportable segments	$191.5	$159.5

Depreciation	49.8	43.1
Amortization	1.5	1.4
Interest expense	27.4	32.7
Interest income	(0.9)	(0.5)
ESOP expense	3.3	2.4
(Gain) loss on sales of assets	0.3	(1.0)
Minority interests in earnings of consolidated entities	4.6	1.9

Income from continuing operations before income tax provision	$105.5	$79.5

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, (gain) loss on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under U.S. Generally Accepted Accounting Principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. Generally Accepted Accounting Principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended March 31,
	2005	2004
Net income	$66.2	$97.8
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	0.2	0.2
Unrealized gain on marketable equity securities	—	0.1

Comprehensive income	$66.4	$98.1

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	March 31, 2005	December 31, 2004
Fair value of interest rate swaps	$(0.1)	$(0.3)
Minimum pension liability	(1.4)	(1.4)

	$(1.5)	$(1.7)

NOTE 9—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matters remain under seal. The government has requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources (“QHR”), which is named as an additional defendant. The Federal government elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While discovery has not been completed, Triad currently believes that it has no liability for any of the claims alleged in the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The Federal government elected not to intervene in the case and the complaint was recently unsealed. While Triad is vigorously defending this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government has elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9—CONTINGENCIES (continued)

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

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary.

In the opinion of management, the settlement did not have a material impact on Triad’s results of operations or financial position.

HCA Litigation and Investigations

HCA has been the subject of a formal order of investigation by the Securities and Exchange Commission (“SEC”). HCA understands that the SEC’s investigation included the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. HCA has been advised by the staff of the SEC that the investigation has been closed with no action.

General Liability Claims

Triad, QHR, and The Intensive Resource Group, LLC (“IRG”), a subsidiary of QHR, are defendants against claims for breaches of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the SEC amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces SFAS 123, amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB 25 and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $22 million to $26 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $15.2 million and $2.0 million in the three months ended March 31, 2005 and 2004, respectively.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended March 31, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$483.0	$10.8	$472.2
Reimbursable expenses	13.6	—	13.6
Supplies	199.0	0.2	198.8
Other operating expenses	222.2	5.7	216.5
Provision for doubtful accounts	113.0	—	113.0
Depreciation	49.8	0.6	49.2
Amortization	1.5	—	1.5

Total	$1,082.1	$17.3	$1,064.8

	For the three months ended March 31, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$446.3	$9.9	$436.4
Reimbursable expenses	13.5	—	13.5
Supplies	179.0	0.1	178.9
Other operating expenses	200.6	6.5	194.1
Provision for doubtful accounts	112.5	—	112.5
Depreciation	43.1	0.6	42.5
Amortization	1.4	—	1.4

Total	$996.4	$17.1	$979.3

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2005, Triad closed under a letter of intent to form a venture with a not-for-profit hospital in Oklahoma City, Oklahoma. Triad contributed approximately $119 million, including approximately $16 million for working capital, for an 80% interest in the venture and the not-for-profit hospital contributed its current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, $20 million was drawn under Triad’s $400 million revolving credit facility, which was repaid in May 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Triad opened one new hospital in the first quarter of 2005, acquired one hospital in the fourth quarter of 2004 and opened one hospital in the third quarter of 2004. These events affect the comparability of the results of operations for the three months ended March 31, 2005 and 2004.

In 2004, Triad sold one hospital which was reclassified to discontinued operations in the second quarter of 2004. Triad’s results of operations and statistics for the first quarter of 2004 were restated to reflect this reclassification to discontinued operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Revenue Recognition

Beginning in the second quarter of 2005, Triad implemented an additional component to its self-pay discount program. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. Currently, Triad is unable to quantify the impact of this self-pay discount component, but anticipates that there will be some reductions to revenue, but no significant impact on earnings per share. Triad anticipates that its provision for doubtful accounts will decline by an amount similar to the reduction in revenues.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Triad implemented a new self-pay discount program in the fourth quarter of 2004. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. Triad’s revenue rate growth was negatively affected by the self-pay discount program. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future.

Patient volumes, on a same facility basis, increased in 2005 compared to 2004. This was due primarily to increases in respiratory, obstetrics and open heart volumes. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 35.8% and 36.9% of total patient revenues for the three months ended March 31, 2005 and 2004, respectively. Patient revenues related to managed care plan patients were 41.7% of total patient revenues for both the three months ended March 31, 2005 and 2004. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis compared to inpatient admissions. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 47% and 46% of patient revenues for the three months ended March 31, 2005 and 2004, respectively.

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

Management of Triad continues to rationalize its portfolio of facilities. Triad acquired one hospital in the fourth quarter of 2004, opened a new hospital in the third quarter of 2004 and opened a new hospital in the first quarter of 2005. These facilities increased revenues by $19.3 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other Trends

Provision for doubtful accounts

Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of Triad’s self-pay discounts has been incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. This process is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. To reflect the potential for further deterioration in historical write-offs, Triad continues to include in its allowance for doubtful accounts approximately $15 million beyond what the AR lookback would require and record to the upper end of its tolerance range of the AR lookback.

Triad has certain facilities that are not included in the AR lookback process due to insufficient historical data. The allowance for doubtful accounts for these facilities is estimated using a variety of other methods. When the historical data is sufficient, these facilities will be converted to the AR lookback process.

During the first quarter of 2005, the amount of adjusted historical write-offs decreased compared both to the first quarter of 2004 and the fourth quarter of 2004. Triad’s provision for doubtful accounts, as a percentage of revenues, was 9.3% in the first quarter of 2005 compared to 10.2% in the first quarter of 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004. The impact of the self-pay discounts reduced provision for doubtful accounts by approximately $20.7 million in the first quarter of 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.8% in the first quarter of 2005. In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. Triad’s uninsured receivables, as a percentage of billed hospital receivables, remained constant at March 31, 2005 compared to December 31, 2004. The aging percentage of uninsured receivables less than 90 days increased to 35.3% at March 31, 2005 from 33.0% at December 31, 2004, primarily from increases in revenues in the first quarter of 2005 compared to the fourth quarter of 2004. The aging percentage of uninsured receivables less than 90 days at March 31, 2004 was 40.7%. Days in accounts receivable decreased to 59 days at March 31, 2005 from 60 days at December 31, 2004. The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	March 31, 2005	December 31, 2004
Insured receivables	58.4%	58.4%
Uninsured receivables	41.6%	41.6%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 3.9% and 4.7% of billed hospital receivables at March 31, 2005 and December 31, 2004, respectively. Triad maintains an allowance on these receivables for estimated non-conversion. The allowance for non-conversion was approximately 35% at both March 31, 2005 and December 31, 2004.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Allowance for doubtful accounts	$328.5	$326.5
Percentage of accounts receivables	31.6%	33.3%

The allowance for doubtful accounts as a percentage of accounts receivable decreased due primarily to the impact of the self-pay discount program.

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	March 31, 2005	December 31, 2004
0 to 60 days	56.1%	54.6%
61 to 150 days	22.6%	24.9%
151 to 360 days	19.5%	19.0%
Over 360 days	1.8%	1.5%

Total	100.0%	100.0%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Although adjusted historical write-offs decreased in the first quarter of 2005, Triad is unable to determine if this will continue for the remainder of 2005. If uninsured receivables increase and collectibility of these receivables deteriorate in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Impairments of long-lived assets

Five of Triad’s hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2004. Currently, the probability weighted undiscounted future cash flows expected from the use of the assets and eventual disposition of four of the hospitals indicate that the recorded amounts are recoverable. If the probabilities assigned to the future cash flows change or the projections of future cash flows deteriorate, then impairment of these assets may be required.

One of the hospitals evaluated for potential impairment is being operated under a lease arrangement, which expires on May 31, 2005. Triad does not intend to continue operating this facility. This facility was tested for long-lived asset impairment as if it were to be held and used. The testing indicated that no impairment was necessary, although the depreciation estimates were revised to reflect a shorter useful life. Approximately $0.6 million of additional depreciation was recorded in the first quarter of 2005 from this change in estimate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results from continuing operations for the three months ended March 31, 2005 and 2004 (dollars in millions, except per share amounts and ratios):

	For the three months ended
	2005		2004
	Amount	Percentage	Amount	Percentage
Revenues	$1,212.2	100.0	$1,105.8	100.0

Salaries and benefits	483.0	39.9	446.3	40.4
Reimbursable expenses	13.6	1.1	13.5	1.2
Supplies	199.0	16.4	179.0	16.2
Other operating expenses	222.2	18.3	200.6	18.1
Provision for doubtful accounts	113.0	9.3	112.5	10.2
Depreciation and amortization	51.3	4.2	44.5	4.0
Interest expense, net	26.5	2.2	32.2	2.9
ESOP expense	3.3	0.3	2.4	0.2
(Gain) loss on sales of assets	0.3	—	(1.0)	(0.1)

	1,112.2	91.7	1,030.0	93.1

Income from continuing operations before minority interests, equity in earnings and income tax provision	100.0	8.3	75.8	6.9
Minority interests in earnings of consolidated entities	(4.6)	(0.4)	(1.9)	(0.2)
Equity in earnings of affiliates	10.1	0.8	5.6	0.5

Income from continuing operations before income tax provision	105.5	8.7	79.5	7.2
Income tax provision	(40.3)	(3.3)	(30.7)	(2.8)

Income from continuing operations	$65.2	5.4	$48.8	4.4

Income per common share from continuing operations
Basic	$0.84		$0.66
Diluted	$0.82		$0.64
Number of hospitals at end of period (a)
Owned	51		48
Managed joint ventures	1		1

Total	52		49
Licensed beds at end of period (b)	8,208		7,988
Available beds at end of period (c)	7,336		7,139
Admissions (d)
Owned	83,965		80,648
Managed joint ventures	1,473		1,460

Total	85,438		82,108
Adjusted admissions (e)	142,489		137,031
Adjusted patient days (f)	395,660		383,518
Outpatient visits excluding outpatient surgeries	982,636		912,870
Inpatient surgeries	30,227		29,918
Outpatient surgeries	77,773		77,379

Total surgeries	108,000		107,297
Average length of stay (g)	4.7		4.8
Outpatient revenue percentage	47%		46%
Inpatient revenue per admission	$7,385		$7,044
Outpatient revenue per outpatient visit	$548		$534
Patient revenue per adjusted admission	$8,131		$7,704
Patient revenue per adjusted patient day	$1,726		$1,620

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended March 31, 2005 and 2004

Income from continuing operations increased to $65.2 million in the three months ended March 31, 2005 from $48.8 million in the three months ended March 31, 2004. Triad’s same facility revenues increased 7.9% in 2005 compared to 2004. Salaries and benefits decreased as a percentage of revenue in 2005 compared to 2004. Interest expense decreased in 2005 compared to 2004 from debt refinancing in 2004.

Revenues increased to $1,212.2 million in the three months ended March 31, 2005 compared to $1,105.8 million in the three months ended March 31, 2004. Same facility revenues increased 7.9% in 2005 compared to 2004, which includes $0.7 million in unfavorable prior year governmental cost report settlements in 2005 compared to $1.5 million in favorable prior year governmental cost report settlements in 2004. Same facility patient revenue per adjusted admission increased 5.7% in 2005 compared to 2004 due primarily to increases in managed care pricing and in reimbursement from government programs. Managed care contract pricing increased approximately 5% to 7% and reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. In the fourth quarter of 2004, Triad implemented a new self-pay discount program. The new self-pay discount program reduced revenues, on a same facility basis, by $20.7 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.8% and patient revenue per adjusted admission increased 7.6%. Same facility admissions and adjusted admissions increased 2.5% and 2.1%, respectively, in 2005 compared to 2004. This was due primarily to increases in respiratory, obstetrics, and open heart volumes. Triad had increases in revenues of $19.3 million, admissions of 1,277, adjusted admissions of 2,806, inpatient surgeries of 359, outpatient surgeries of 848 and outpatient visits of 21,442 from the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 39.9% in the three months ended March 31, 2005 from 40.4% in the three months ended March 31, 2004. Salaries decreased, as a percentage of revenues, to 31.0% in 2005 compared to 31.5% in 2004 due primarily to increased productivity.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the three months ended March 31, 2005 from 1.2% in the three months ended March 31, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.4% in the three months ended March 31, 2005 from 16.2% in the three months ended March 31, 2004. This was due primarily to supplies per adjusted admission increasing 6.9% from increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 18.3% in the three months ended March 31, 2005 from 18.1% in the three months ended March 31, 2004 primarily from an increase in contract services from increased contract anesthesia coverage and collection service fees.

Provision for doubtful accounts as a percentage of revenues decreased to 9.3% in the three months ended March 31, 2005 compared to 10.2% in the three months ended March 31, 2004. Triad experienced a decrease in the amount of adjusted historical write-offs in the first quarter of 2005 compared to the first quarter of 2004 and the fourth quarter of 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004. The impact of the self-pay discounts reduced provision for doubtful accounts by approximately $20.7 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.8% in 2005. In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. If uninsured receivables increase and the collectibility of these receivables deteriorate in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $51.3 million in the three months ended March 31, 2005 from $44.5 million in the three months ended March 31, 2004, primarily due to the completion of several capital projects during 2005 and 2004.

Interest expense, which was offset by $0.9 million and $0.5 million of interest income in the three months ended March 31, 2005 and 2004, respectively, decreased to $26.5 million in 2005 compared to $32.2 million in 2004. This was due primarily to the April 2004 refinancing of Triad’s 8¾% senior notes.

Minority interests increased to $4.6 million in the three months ended March 31, 2005 from $1.9 million in the three months ended March 31, 2004 due to improved earnings at one of Triad’s non-wholly owned facilities.

Equity in earnings of affiliates was $10.1 million in the three months ended March 31, 2005 compared to $5.6 million in the three months ended March 31, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada.

Income tax provision was $40.3 million in the three months ended March 31, 2005 compared to $30.7 million in the three months ended March 31, 2004. Triad’s effective tax rate was 38.2% in 2005 compared to 38.6% in 2004. In the third quarter of 2004, Triad had a reduction in its marginal tax rate to 37.0% from 37.5% from state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $126.4 million in the three months ended March 31, 2005 compared to $56.4 million in the three months ended March 31, 2004. Accounts receivable increased $58.7 million in 2005 compared to a $48.7 million increase in 2004. Accounts receivable days were relatively constant in 2005 compared to 2004. Payments for accounts payable decreased $22.5 million in 2005 compared to 2004 due to timing of payments in 2004. Payments for salaries and payroll taxes decreased $18.2 million in 2005 compared to 2004 due to timing of pay periods. Triad paid $24.0 million in annual incentive payments in 2005 compared to $21.3 million in 2004. Triad also paid $26.3 million in annual retirement plan contributions in 2005 compared to $24.1 million in 2004. Triad had $19.7 million of income taxes payable at March 31, 2005. The income taxes payable from current operations was reduced by $15.2 million of tax benefit from stock option exercises in 2005. At March 31, 2004, Triad had $47.0 million of income taxes payable, of which approximately $15.3 million related to one sales transaction.

Cash used in investing activities was $95.6 million in the three months ended March 31, 2005 compared to cash provided by investing activities of $52.8 million in the three months ended March 31, 2004. In 2004, Triad received $155.2 million of proceeds primarily from the sales of one hospital in Tucson, Arizona and two hospitals and three surgery centers in the Kansas City, Missouri area. Capital expenditures were $100.3 million in 2005 compared to $103.9 million in 2004. Approximately $27.6 million of the 2005 capital expenditures was for maintenance capital and approximately $72.7 million was for expansion capital. Triad currently anticipates spending approximately $450 to $550 million on expansion, development, acquisitions and other capital expenditures in the remainder of 2005. The amount of capital expenditures in 2005 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash provided by financing activities was $37.8 million in the three months ended March 31, 2005 compared to cash used in financing activities of $32.0 million in the three months ended March 31, 2004. Triad received $59.7 million in proceeds from stock option exercises in 2005 compared to $5.0 million in 2004.

At March 31, 2005, Triad’s indebtedness consisted of a Tranche A term loan of $38.4 million bearing interest at LIBOR plus 2.0% (4.85% at March 31, 2005) with principal amounts due through 2007, a Tranche B term loan of $404.2 million bearing interest at LIBOR plus 2.25% (5.10% at March 31, 2005) with principal amounts due through 2008, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At March 31, 2005, Triad had a $400 million line of credit which bears interest at LIBOR plus 2.0%. At March 31,

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

2005, no amounts were outstanding under the line of credit although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line. In April 2005, $20.0 million was drawn under the revolving credit facility, which was repaid in May 2005. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad.

Triad’s term loans and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, capital expenditures and dividends. The debt agreements require that Triad’s total leverage ratio not exceed 3.35x as of March 31, 2005. Triad’s total leverage ratio at March 31, 2005 was approximately 2.50x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loans and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving line of credit.

Triad has entered into an interest rate swap agreement, which effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad pays a rate of 3.99% and receives LIBOR, which was set at 3.03% at March 31, 2005. Triad is exposed to credit losses in the event of nonperformance by the counterparty. The counterparty is a creditworthy financial institution and it is anticipated that the counterparty will be able to fully satisfy its obligation under the contract. Triad’s interest rate swap agreement is designated as a cash flow hedge.

At March 31, 2005, Triad had working capital of $591.3 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development and began operations of a new hospital in Tucson, Arizona in January 2005. The final cost of the development was approximately $79.0 million.

Triad entered into a joint arrangement with a non-profit hospital organization to build a replacement hospital in Denton, Texas. The anticipated cost of the project is approximately $100 million, of which Triad would fund approximately 80% with the non-profit organization funding the remainder. Triad would also lease its existing facility to the joint entity. This project was completed and began operations in April 2005. As of March 31, 2005, approximately $83.2 million has been spent on this project.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $100 million and completion is expected in the fourth quarter of 2005. As of March 31, 2005, approximately $36.8 million has been spent on this project.

Triad anticipates that it will construct a replacement facility in Springfield, Oregon for approximately $100 million. Triad anticipates that construction could begin in the fourth quarter of 2005.

On April 1, 2005, Triad closed under a letter of intent to form a venture with a not-for-profit hospital in Oklahoma City, Oklahoma. Triad contributed approximately $119 million, including approximately $16 million for working capital, for an 80% interest in the venture and the not-for-profit hospital contributed its current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, Triad acquired HCA’s 28.5% interest in its acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad now owns 99.5% of this facility.

Triad entered into a non-binding letter of intent to acquire the operations of an acute care hospital in Clarksville, Tennessee. As part of the proposed transaction, Triad would lease the existing hospital property and build a replacement facility. Triad anticipates entering into a definitive agreement during the third quarter of 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad entered into a non-binding letter of intent to form a venture with a not-for-profit hospital in Birmingham, Alabama. Triad anticipates that it would be the majority owner in the venture. The not-for-profit hospital would contribute its current operations to the venture. The venture would build a replacement facility. Triad anticipates entering into a definitive agreement during the third quarter of 2005.

Triad has entered into a letter of intent to form a venture with a not-for-profit hospital in Massillon, Ohio. Triad would contribute its current hospital in Massillon and approximately $11 million in cash for a 60% interest in the venture and the not-for-profit would contribute its hospital for a 40% interest in the venture. Triad anticipates that a definitive agreement could be completed in the third quarter of 2005.

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

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $280 million related to these projects. Of this amount, approximately $180 million is anticipated to be expended in 2005, $80 million in 2006 and the remainder thereafter.

On May 3, 2005, Triad completed a transaction whereby it sold its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona (“Phoenix ASCs”) and acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona (“Tucson ASC”). Triad received approximately $30 million in proceeds from the sale. The net book value of the Phoenix ASCs at March 31, 2005 was approximately $22 million. The Phoenix ASCs will be reclassified to discontinued operations in the second quarter of 2005. Triad paid approximately $9 million for the acquisition of the Tucson ASC.

Triad is currently operating an acute care hospital under a lease arrangement in Lake City, South Carolina that expires on May 31, 2005. Triad does not intend to continue operating this facility. Triad anticipates selling the equipment at this facility for approximately book value to the lessor of the facility. Triad anticipates that this facility will be reclassified to discontinued operations in the second quarter of 2005 upon lease termination.

The facilities that Triad anticipates will be included in discontinued operations in the second quarter of 2005 had revenues of $17.2 million and $17.3 million in the three months ended March 31, 2005 and 2004, respectively. These facilities had pre-tax income (loss) of $(0.1) million and $0.7 million in the three months ended March 31, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.3% at March 31, 2005. At March 31, 2005, the amounts subject to the guarantees were $23.6 million. Triad had $6.5 million reserved at March 31, 2005 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.9 million at March 31, 2005. In the second quarter of 2004, Triad entered into an agreement to guarantee the indebtedness of a joint venture accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantee. The ultimate amount of the guarantee was $1.1 million at March 31, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the SEC amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $22 million to $26 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $15.2 million and $2.0 million in the three months ended March 31, 2005 and 2004, respectively.

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

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matters remain under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While discovery has not been completed, Triad currently believes that it has no liability for any of the claims alleged in the complaint.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The Federal government elected not to intervene in the case and the complaint was recently unsealed. While Triad is vigorously defending this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government has elected not to intervene in the case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

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

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary.

In the opinion of management, the settlement did not have a material impact on Triad’s results of operations or financial position.

HCA Investigation

HCA has been the subject of a formal order of investigation by the SEC. HCA understands that the SEC’s investigation included the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. HCA has been advised by the staff of the SEC that the investigation has been closed with no action.

General Liability Claims

Triad, QHR, and IRG, are defendants against claims for breaches of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

HEALTH CARE REFORM

In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by reduction in payments by government programs, including Medicare and Medicaid, to health care providers. Recently, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides for a number of significant changes in the Medicare program, was signed into law on December 8, 2003. Triad is unable to predict whether any other proposals for health care reform will be adopted, and there can be no assurance that proposals adverse to the business of Triad will not be adopted.

In December 2000, the Centers for Medicare and Medicaid Services (“CMS”) acting under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) released final regulations, which required compliance by April 2003, relating to adoption of standards to protect the security and privacy of health-related information. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. CMS has also promulgated final regulations under HIPAA establishing standards to protect the security of health-related information. These regulations were published in February 2003 and required compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations and the security regulations could impose significant costs on Triad in order to comply with these standards. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. Triad is in compliance with these regulations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The interest rate swap effectively converts a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expires in June 2005. Triad will pay a rate of 3.99% and will receive LIBOR, which was set at 3.03% at March 31, 2005.

With respect to Triad’s interest-bearing liabilities, approximately $442.6 million of long-term debt at March 31, 2005 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.7 million at March 31, 2005 was subject to fixed rates of interest. As discussed previously, $100 million of the long-term debt subject to variable rates of interest is currently protected by an interest rate swap expiring in June 2005. The estimated fair value of Triad’s total long-term debt was $1,635.9 million at March 31, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $3.4 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2005, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings.

There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 6: EXHIBITS

Exhibit Number	Description
31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: May 6, 2005	By:	/s/ W. STEPHEN LOVE
W. Stephen Love
Senior Vice President, Controller and
Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.