Form 10-Q/A
period 2005-03-31
TRIAD HOSPITALS INC
filed 2005-05-13
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes amendment no. 1 to the Triad Hospitals, Inc. quarterly report on Form 10-Q for the quarterly period ended March 31, 2005. This amendment no. 1 is being filed solely to correct a clerical error contained under the caption “Results of Operations - Operating Results Summary” of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the quarterly report on Form 10-Q. The number of Adjusted patient days for the three months ended March 31, 2005 and 2004 was reported incorrectly and should have been reported as 671,437 and 651,646, respectively. The number of Adjusted patient days has been corrected in this amendment no. 1 on Form 10-Q/A. All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results from continuing operations for the three months ended March 31, 2005 and 2004 (dollars in millions, except per share amounts and ratios):

	For the three months ended
	2005		2004
	Amount	Percentage	Amount	Percentage
Revenues	$1,212.2	100.0	$1,105.8	100.0

Salaries and benefits	483.0	39.9	446.3	40.4
Reimbursable expenses	13.6	1.1	13.5	1.2
Supplies	199.0	16.4	179.0	16.2
Other operating expenses	222.2	18.3	200.6	18.1
Provision for doubtful accounts	113.0	9.3	112.5	10.2
Depreciation and amortization	51.3	4.2	44.5	4.0
Interest expense, net	26.5	2.2	32.2	2.9
ESOP expense	3.3	0.3	2.4	0.2
(Gain) loss on sales of assets	0.3	—	(1.0)	(0.1)

	1,112.2	91.7	1,030.0	93.1

Income from continuing operations before minority interests, equity in earnings and income tax provision	100.0	8.3	75.8	6.9
Minority interests in earnings of consolidated entities	(4.6)	(0.4)	(1.9)	(0.2)
Equity in earnings of affiliates	10.1	0.8	5.6	0.5

Income from continuing operations before income tax provision	105.5	8.7	79.5	7.2
Income tax provision	(40.3)	(3.3)	(30.7)	(2.8)

Income from continuing operations	$65.2	5.4	$48.8	4.4

Income per common share from continuing operations
Basic	$0.84		$0.66
Diluted	$0.82		$0.64
Number of hospitals at end of period (a)
Owned	51		48
Managed joint ventures	1		1

Total	52		49
Licensed beds at end of period (b)	8,208		7,988
Available beds at end of period (c)	7,336		7,139
Admissions (d)
Owned	83,965		80,648
Managed joint ventures	1,473		1,460

Total	85,438		82,108
Adjusted admissions (e)	142,489		137,031
Adjusted patient days (f)	671,437		651,646
Outpatient visits excluding outpatient surgeries	982,636		912,870
Inpatient surgeries	30,227		29,918
Outpatient surgeries	77,773		77,379

Total surgeries	108,000		107,297
Average length of stay (g)	4.7		4.8
Outpatient revenue percentage	47%		46%
Inpatient revenue per admission	$7,385		$7,044
Outpatient revenue per outpatient visit	$548		$534
Patient revenue per adjusted admission	$8,131		$7,704
Patient revenue per adjusted patient day	$1,726		$1,620

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
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

Interest expense, which was offset by $0.9 million and $0.5 million of interest income in the three months ended March 31, 2005 and 2004, respectively, decreased to $26.5 million in 2005 compared to $32.2 million in 2004. This was due primarily to the April 2004 refinancing of Triad’s 8 3/4% senior notes.

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

At March 31, 2005, Triad’s indebtedness consisted of a Tranche A term loan of $38.4 million bearing interest at LIBOR plus 2.0% (4.85% at March 31, 2005) with principal amounts due through 2007, a Tranche B term loan of $404.2 million bearing interest at LIBOR plus 2.25% (5.10% at March 31, 2005) with principal amounts due

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

through 2008, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At March 31, 2005, Triad had a $400 million line of credit which bears interest at LIBOR plus 2.0%. At March 31, 2005, no amounts were outstanding under the line of credit although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line. In April 2005, $20.0 million was drawn under the revolving credit facility, which was repaid in May 2005. The LIBOR spread on the revolving credit line and the Tranche A term loan may increase or decrease depending upon the total leverage of Triad.

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

Triad Hospitals, Inc.

Date: May 13, 2005	By: /s/ W. STEPHEN LOVE
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