Form 10-Q
period 2005-06-30
TRIAD HOSPITALS INC
filed 2005-08-05
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 86,050,969.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended June 30, 2005 and 2004

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the six months ended
	2005	2004	2005	2004
Revenues	$1,205.1	$1,074.5	$2,400.1	$2,163.1

Salaries and benefits	499.7	433.3	976.2	873.3
Reimbursable expenses	13.0	12.9	26.6	26.4
Supplies	201.3	172.6	396.8	347.9
Other operating expenses	225.5	198.5	443.9	395.3
Provision for doubtful accounts	92.3	114.4	205.0	225.9
Depreciation	53.3	43.7	101.9	86.2
Amortization	1.5	1.7	3.0	3.1
Interest expense	27.7	28.2	55.1	60.9
Interest income	(0.7)	(0.6)	(1.6)	(1.1)
Refinancing transaction costs	8.4	76.0	8.4	76.0
ESOP expense	3.9	2.6	7.2	5.0
(Gain) loss on sales of assets	(0.8)	0.7	(0.5)	(0.3)

Total operating expenses	1,125.1	1,084.0	2,222.0	2,098.6

Income (loss) from continuing operations before minority interests, equity in earnings and income tax (provision) benefit	80.0	(9.5)	178.1	64.5

Minority interests in earnings of consolidated entities	(2.7)	(1.9)	(6.3)	(2.6)
Equity in earnings of affiliates	9.6	4.6	19.7	10.2

Income (loss) from continuing operations before income tax (provision) benefit	86.9	(6.8)	191.5	72.1
Income tax (provision) benefit	(33.9)	1.6	(73.9)	(28.9)

Income (loss) from continuing operations	53.0	(5.2)	117.6	43.2

Income from discontinued operations, net of tax	5.9	—	7.5	49.4

Net income (loss)	$58.9	$(5.2)	$125.1	$92.6

Income (loss) per common share:
Basic:
Continuing operations	$0.66	$(0.07)	$1.49	$0.58
Discontinued operations	$0.08	$—	$0.10	$0.66

Net	$0.74	$(0.07)	$1.59	$1.24

Diluted:
Continuing operations	$0.65	$(0.07)	$1.46	$0.57
Discontinued operations	$0.07	$—	$0.09	$0.65

Net	$0.72	$(0.07)	$1.55	$1.22

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$107.3	$56.6
Accounts receivable, less allowances for doubtful accounts of $298.7 at June 30, 2005 and $325.7 at December 31, 2004	731.2	648.8
Inventories	120.8	114.3
Deferred income taxes	44.4	58.0
Prepaid expenses	35.5	41.5
Discontinued operations assets	—	72.1
Other	85.5	85.9

	1,124.7	1,077.2
Property and equipment, at cost:
Land	185.1	174.0
Buildings and improvements	1,739.5	1,481.3
Equipment	1,412.9	1,251.5
Construction in progress	171.2	312.1

	3,508.7	3,218.9
Accumulated depreciation	(989.5)	(892.8)

	2,519.2	2,326.1
Goodwill	1,223.0	1,202.7
Intangible assets, net of accumulated amortization	74.1	72.0
Investment in and advances to affiliates	205.4	198.9
Other	100.8	104.5

Total assets	$5,247.2	$4,981.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148.8	$140.6
Accrued salaries	140.6	118.5
Current portion of long-term debt	1.4	79.7
Discontinued operations liabilities	—	50.3
Other current liabilities	157.7	160.7

	448.5	549.8
Long-term debt	1,702.2	1,587.3
Other liabilities	147.6	138.8
Deferred taxes	208.4	218.3
Minority interests in equity of consolidated entities	151.9	143.9
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 81,708,937 and 78,206,024 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	0.8	0.8
Additional paid-in capital	2,095.0	1,976.8
Unearned ESOP compensation	(12.1)	(13.8)
Accumulated other comprehensive loss	(1.4)	(1.7)
Accumulated earnings	506.3	381.2

Total stockholders’ equity	2,588.6	2,343.3

Total liabilities and stockholders’ equity	$5,247.2	$4,981.4

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended June 30, 2005 and 2004

Unaudited

(Dollars in millions)

	For the six months ended
	2005	2004
Cash flows from operating activities:
Net income	$125.1	$92.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(7.5)	(49.4)
Provision for doubtful accounts	205.0	225.9
Depreciation and amortization	104.9	89.3
ESOP expense	7.2	5.0
Minority interests	6.3	2.6
Equity in earnings of affiliates	(19.7)	(10.2)
Gain on sales of assets	(0.5)	(0.3)
Deferred income tax provision (benefit)	4.9	(2.1)
Non-cash interest expense	2.3	4.1
Refinancing transaction costs	8.4	76.0
Non-cash stock option expense	0.6	0.7
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(264.6)	(236.8)
Inventories and other assets	25.6	(32.6)
Accounts payable and other current liabilities	17.6	(31.6)
Other	10.8	15.9

Net cash provided by operating activities	226.4	149.1

Cash flows from investing activities:
Purchases of property and equipment	(188.6)	(216.7)
Distributions and advances from affiliates	12.8	4.4
Proceeds received on sales of assets	36.5	197.3
Acquisitions, net of cash acquired	(155.3)	(0.7)

Net cash used in investing activities	(294.6)	(15.7)

Cash flows from financing activities:
Payments of long-term debt	(483.8)	(732.3)
Proceeds from issuance of long-term debt	520.0	675.0
Payment of debt issue costs	(6.4)	(9.1)
Payment of refinancing transaction costs	—	(65.8)
Proceeds from issuance of common stock	89.8	18.9
Contributions from (distributions to) minority partners, net	(0.7)	6.3

Net cash provided by (used in) financing activities	118.9	(107.0)

Change in cash and cash equivalents	50.7	26.4
Cash and cash equivalents at beginning of period	56.6	14.2

Cash and cash equivalents at end of period	$107.3	$40.6

Cash paid for:
Interest	$54.9	$61.9
Income taxes, net of refunds	$59.8	$66.7

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations, as reported	$53.0	$(5.2)	$117.6	$43.2
Add: Stock option expense recorded	0.3	0.4	0.4	0.5
Less: Fair value stock option expense	(6.0)	(6.4)	(12.0)	(10.8)

Pro forma	$47.3	$(11.2)	$106.0	$32.9

Net income (loss), as reported	$58.9	$(5.2)	$125.1	$92.6
Add: Stock option expense recorded	0.3	0.4	0.4	0.5
Less: Fair value stock option expense	(6.0)	(6.4)	(12.0)	(10.8)

Pro forma	$53.2	$(11.2)	$113.5	$82.3

Basic income (loss) per share
Income (loss) from continuing operations, as reported	$0.66	$(0.07)	$1.49	$0.58
Add: Stock option expense recorded	—	0.01	—	0.01
Less: Fair value stock option expense	(0.07)	(0.09)	(0.15)	(0.15)

Pro forma	$0.59	$(0.15)	$1.34	$0.44

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$0.74	$(0.07)	$1.59	$1.24
Add: Stock option expense recorded	—	0.01	—	0.01
Less: Fair value stock option expense	(0.07)	(0.09)	(0.15)	(0.15)

Pro forma	$0.67	$(0.15)	$1.44	$1.10

Diluted income (loss) per share
Income (loss) from continuing operations, as reported	$0.65	$(0.07)	$1.46	$0.57
Add: Stock option expense recorded	—	0.01	—	0.01
Less: Fair value stock option expense	(0.07)	(0.09)	(0.13)	(0.15)

Pro forma	$0.58	$(0.15)	$1.33	$0.43

Net income (loss), as reported	$0.72	$(0.07)	$1.55	$1.22
Add: Stock option expense recorded	—	0.01	—	0.01
Less: Fair value stock option expense	(0.07)	(0.09)	(0.13)	(0.15)

Pro forma	$0.65	$(0.15)	$1.42	$1.08

During the six months ended June 30, 2005, 172,007 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $5.4 million and 16,967 shares of common stock were issued through the Management Stock Purchase Plan (“MSPP”), net of cancellations, for proceeds of $0.5 million. Additionally, during the six months ended June 30, 2005, 3,189,309 stock options were exercised for proceeds of $83.9 million.

During the six months ended June 30, 2005, 1,962,500 stock options were granted with an exercise price equal to the market price at the date of grant. The options are exercisable over a four-year period and expire ten years from date of grant.

In May 2005, Triad issued 120,000 shares of restricted stock to the Board of Directors and an executive officer at a fair value of $49.42 per share. The restrictions on 20,000 shares lapsing after one year. The restrictions on 100,000 shares lapse over four years, with the restrictions on one third of such shares lapsing each year beginning after two years. Triad recorded $0.2 million in compensation expense for the restricted stock in the three and six months ended June 30, 2005.

Subsequent to June 30, 2005, 11,877 shares were issued through the MSPP plan for proceeds of $0.4 million.

NOTE 3—ACQUISITIONS

On April 1, 2005, Triad closed under a letter of intent to form a venture with a non-profit hospital in Oklahoma City, Oklahoma. Triad contributed approximately $118.6 million, including approximately $16 million for working capital, for an 80% interest in the venture and the non-profit hospital contributed its current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, Triad acquired HCA, Inc.’s (“HCA”) 28.5% interest in its acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad acquired the remaining minority shareholders’ 0.5% interest in June 2005.

In April 2005, Triad acquired an ambulatory surgery center in Fort Wayne, Indiana in exchange for a 9% interest in Dupont Hospital valued at $13.2 million.

On May 3, 2005, Triad acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona for approximately $9.3 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—ACQUISITIONS (continued)

Acquired intangible assets totaled $5.2 million which was assigned to a trade name that is not subject to amortization.

The acquired goodwill totaling $31.2 million was assigned to the owned operations segment, of which $17.3 million is currently anticipated to be deductible for tax purposes. Goodwill was reduced by $10.9 million as a result of Triad acquiring the minority shareholders’ interest in its acute care hospital in Vicksburg, Mississippi.

NOTE 4—LONG-TERM DEBT

On June 10, 2005, Triad entered into an amended and restated credit agreement which provides for a six year $500 million Term Loan A facility and a six year $600 million revolving credit facility. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on Triad’s total leverage ratio. The Term Loan A facility is subject to scheduled amortization beginning in September 2006. The amortization schedule is as follows (in millions):

2006	$6.3
2007	$18.8
2008	$31.2
2009	$43.8
2010	$212.5
2011	$187.4

Triad incurred approximately $6.4 million in debt issue costs related to the amended and restated credit agreement, which are being amortized over the period the Term Loan A is outstanding.

In connection with entering into the amended and restated credit agreement, Triad repaid its then existing Tranche A and Tranche B term loans totaling $442.6 million. Triad incurred $8.4 million of refinancing transaction costs in the second quarter of 2005 from the write-off of unamortized debt issue costs on these loans.

At June 30, 2005, no amounts were outstanding under the line of credit although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line.

NOTE 5—DISCONTINUED OPERATIONS

On May 3, 2005, Triad completed a transaction whereby it sold its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona (“Phoenix ASCs”). Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005.

Triad did not renew its lease relating to an acute care hospital in Lake City, South Carolina. The lease expired on May 31, 2005. Triad has not reached an agreement with the lessor regarding certain amounts due upon termination of the lease, including the sales price of the equipment and inventories at this facility. Triad recognized a pre-tax loss in discontinued operations of approximately $1.6 million on the lease termination. This facility was reclassified to discontinued operations in the second quarter of 2005 upon lease termination.

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of Quorum Health Resources, LLC (“QHR”), in December 2003. As part of the transaction, Triad received a $3.0 million note and an estimated $1.5 million earn out. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earn out and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

Triad disposed of its acute care hospital in San Leandro, California in July 2004. At the time of disposal, Triad recorded a contingent liability relating to the sale of the facility. Management determined that the contingency was resolved and reversed the liability in the second quarter of 2005. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $0.5 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—DISCONTINUED OPERATIONS (continued)

Included in discontinued operations are six hospitals Triad sold during 2004. Triad retained the working capital on certain of these hospitals. Four of these hospitals were sold during the six months ended June 30, 2004 for a pre-tax gain in discontinued operations of $83.8 million.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. As of June 30, 2005, all assets and liabilities of entities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

December 31, 2004
Assets
Cash and cash equivalents	$0.2
Accounts receivable, net	5.1
Inventories	3.2
Other current assets	0.7
Property and equipment, net	12.6
Goodwill	50.3

Total discontinued operations assets	$72.1

Liabilities
Accounts payable	$1.1
Accrued salaries	1.2
Other current liabilities	0.9
Other liabilities	0.2
Minority interests	46.9

Total discontinued operations liabilities	$50.3

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$7.0	$53.7	$24.6	$118.5

Pre-tax income (loss) from operations	$(1.6)	$0.1	$0.9	$1.8
Income tax (provision) benefit	0.5	(0.1)	(0.4)	(0.7)

	(1.1)	—	0.5	1.1

Gain on disposal, net of tax provision of $2.6 million for the three and six months ended June 30, 2005 and $35.5 million for the six months ended June 30, 2004	7.0	—	7.0	48.3

	$5.9	$—	$7.5	$49.4

NOTE 6—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.4% at June 30, 2005 and 26.8% at December 31, 2004. At June 30, 2005 and December 31, 2004, the amounts subject to the guarantees were $24.5 million and $22.8 million, respectively. Triad had accrued liabilities of $6.7 million and $6.3 million at June 30, 2005 and December 31, 2004, respectively, for the estimated loan defaults that would be covered under the guarantees.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 6—GUARANTEES (continued)

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.6 million at June 30, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The ultimate amount of the guarantees was $2.1 million at June 30, 2005.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

The fair value of the interest rate swap at December 31, 2004 was a liability of $0.6 million and was recorded in other current liabilities in the condensed consolidated balance sheets. The change in the fair value of the interest rate swap was recognized through other comprehensive income (see NOTE 10).

NOTE 8—INCOME (LOSS) PER SHARE

Income (loss) per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. For the three and six months ended June 30, 2005 there were no antidilutive options. Stock options outstanding of 11,592,087 as of June 30, 2004 were not included in the diluted loss per share calculation for the three months ended June 30, 2004 since the impact was antidilutive. For the six months ended June 30, 2004, options outstanding of 2,842,938 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Weighted average shares exclusive of unreleased ESOP shares	79,823,808	74,691,986	78,846,143	74,517,889
Average of ESOP shares committed to be released	112,500	112,500	75,000	75,000

Basic weighted average shares outstanding	79,936,308	74,804,486	78,921,143	74,592,889

Effect of dilutive securities – employee stock options	2,010,968	—	1,769,184	1,388,685

Diluted weighted average shares outstanding	81,947,276	74,804,486	80,690,327	75,981,574

NOTE 9—SEGMENT INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues:
Owned operations	$1,176.3	$1,046.5	$2,342.1	$2,106.4
Management services	28.6	28.0	57.8	56.7
Corporate and other	0.2	—	0.2	—

	$1,205.1	$1,074.5	$2,400.1	$2,163.1

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9—SEGMENT INFORMATION (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Adjusted EBITDA (a):
Owned operations	$200.7	$165.2	$402.5	$335.2
Management services	5.0	(2.0)	8.9	1.9
Corporate and other	(22.8)	(15.8)	(40.1)	(32.6)

	$182.9	$147.4	$371.3	$304.5

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $9.6 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively, and $19.7 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 5).

A reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income tax (provision) benefit follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total Adjusted EBITDA for reportable segments	$182.9	$147.4	$371.3	$304.5

Depreciation	53.3	43.7	101.9	86.2
Amortization	1.5	1.7	3.0	3.1
Interest expense	27.7	28.2	55.1	60.9
Interest income	(0.7)	(0.6)	(1.6)	(1.1)
Refinancing transaction costs	8.4	76.0	8.4	76.0
ESOP expense	3.9	2.6	7.2	5.0
(Gain) loss on sales of assets	(0.8)	0.7	(0.5)	(0.3)
Minority interests in earnings of consolidated entities	2.7	1.9	6.3	2.6

Income (loss) from continuing operations before income tax (provision) benefit	$86.9	$(6.8)	$191.5	$72.1

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, (gain) loss on sales of assets, minority interests in earnings of consolidated entities, income tax (provision) benefit and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under U.S. Generally Accepted Accounting Principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. Generally Accepted Accounting Principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 10—COMPREHENSIVE INCOME (LOSS)

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—COMPREHENSIVE INCOME (LOSS) (continued)

The components of comprehensive income (loss), net of income tax, are as follows (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$58.9	$(5.2)	$125.1	$92.6
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	0.1	0.9	0.3	1.1
Unrealized gain on marketable equity securities	—	—	—	0.1

Comprehensive income (loss)	$59.0	$(4.3)	$125.4	$93.8

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	June 30, 2005	December 31, 2004
Fair value of interest rate swaps	$—	$(0.3)
Minimum pension liability	(1.4)	(1.4)

	$(1.4)	$(1.7)

NOTE 11—CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum Health Group, Inc. (“Quorum”) into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matters remain under seal. The government requested that Quorum conduct a self-audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While Triad currently believes that it has no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time Triad cannot predict the final effect or outcome of the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in these cases and the complaints were recently unsealed. While Triad is vigorously defending these matters, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaints.

Neither Triad’s merger agreement with Quorum nor the distribution agreement entered into with HCA in connection with the spin-off of Triad from HCA will provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of other qui tam litigation or governmental investigation, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has also agreed to carryover adjustments relating to the jointly-owned entities’ taxable years ended June 30, 1999, 2000 and 2001, and the taxable years ended December 31, 2001, 2002 and 2003 resulting from the prior years’ settlements.

In the opinion of management, the settlements did not have a material impact on Triad’s results of operations or financial position.

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date for the application of SFAS 123R to fiscal years

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

beginning after June 15, 2005. SFAS 123R replaces SFAS 123, amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB 25, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $18 million to $22 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $22.3 million and $5.1 million in the six months ended June 30, 2005 and 2004, respectively.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 154.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 13—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended June 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$499.7	$11.6	$488.1
Reimbursable expenses	13.0	—	13.0
Supplies	201.3	0.1	201.2
Other operating expenses	225.5	10.6	214.9
Provision for doubtful accounts	92.3	—	92.3
Depreciation	53.3	0.6	52.7
Amortization	1.5	—	1.5

Total	$1,086.6	$22.9	$1,063.7

	For the three months ended June 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$433.3	$10.8	$422.5
Reimbursable expenses	12.9	—	12.9
Supplies	172.6	0.1	172.5
Other operating expenses	198.5	4.8	193.7
Provision for doubtful accounts	114.4	—	114.4
Depreciation	43.7	0.6	43.1
Amortization	1.7	—	1.7

Total	$977.1	$16.3	$960.8

	For the six months ended June 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$976.2	$22.4	$953.8
Reimbursable expenses	26.6	—	26.6
Supplies	396.8	0.3	396.5
Other operating expenses	443.9	16.3	427.6
Provision for doubtful accounts	205.0	—	205.0
Depreciation	101.9	1.2	100.7
Amortization	3.0	—	3.0

Total	$2,153.4	$40.2	$2,113.2

	For the six months ended June 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$873.3	$20.7	$852.6
Reimbursable expenses	26.4	—	26.4
Supplies	347.9	0.2	347.7
Other operating expenses	395.3	11.3	384.0
Provision for doubtful accounts	225.9	—	225.9
Depreciation	86.2	1.2	85.0
Amortization	3.1	—	3.1

Total	$1,958.1	$33.4	$1,924.7

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 14 – SUBSEQUENT EVENTS

On July 6, 2005, Triad completed an equity offering whereby 4,289,443 shares of common stock were issued for $218.8 million in net proceeds before expenses. Triad intends to use the net proceeds for general corporate purposes, including: capital expenditures for development of new facilities (including replacement facilities in connection with proposed joint ventures); potential acquisitions of new facilities; expansion of existing facilities and services, which may include adding beds, adding operating rooms and/or introducing specialty services; working capital; and repayment of indebtedness.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Triad acquired one new hospital by entering into a joint venture with a non-profit hospital partner in the second quarter of 2005 and opened one new hospital in the first quarter of 2005. Triad acquired one hospital in the fourth quarter of 2004 and opened one hospital in the third quarter of 2004. These events affect the comparability of the results of operations for the three and six months ended June 30, 2005 and 2004.

In the second quarter of 2005, Triad sold its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona and terminated its lease at one hospital in Lake City, South Carolina. These entities were reclassified as discontinued operations in the second quarter of 2005. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Revenue Recognition

Beginning in the second quarter of 2005, Triad implemented an additional component to its self-pay discount program. This additional component offers a discount to all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount program reduced revenue by

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

approximately $18.3 million in the second quarter of 2005 with a similar reduction to the provision for doubtful accounts. Currently, there is not enough historical experience for Triad to determine if the amount of this self-pay discount component in the second quarter of 2005 will continue at this level but it anticipates that this amount will remain relatively constant in the future.

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future. Triad implemented a new self-pay discount program in the fourth quarter of 2004. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. As discussed previously, Triad implemented an additional component to its self-pay discount program in the second quarter of 2005 which offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Triad’s revenue rate growth was negatively affected by the self-pay discount programs.

Patient volumes, on a same facility basis, increased in 2005 compared to 2004 although the growth was less in the second quarter of 2005 compared to the first quarter of 2005. Volume growth was due primarily to increases in respiratory, obstetrics and open heart volumes. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees by negotiating discounted amounts that they will pay health care providers rather than by paying standard prices. Patient revenues related to Medicare and Medicaid patients were 37.3% and 35.5% of patient revenues for the three months ended June 30, 2005 and 2004, respectively, and 36.7% and 36.3% of patient revenues for the six months ended June 30, 2005 and 2004, respectively. Patient revenues related to managed care plan patients were 41.2% and 42.0% of patient revenues for both the three months ended June 30, 2005 and 2004, respectively, and 41.3% and 41.7% of total patient revenues for the six months ended June 30, 2005 and 2004, respectively. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis compared to inpatient admissions. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 46% and 47% of patient revenues for the three months ended June 30, 2005 and 2004, respectively, and 46% of patient revenues in each of the six months ended June 30, 2005 and 2004.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to physicians and patients with operating decisions being made primarily by the local management teams and local physicians with the strategic support of corporate management.

Management continues to rationalize its portfolio of facilities. Triad acquired one new hospital by entering into a joint venture with a non-profit hospital in the second quarter of 2005 and opened a new hospital in the first quarter of 2005. Triad acquired one hospital in the fourth quarter of 2004 and opened a new hospital in the third quarter of 2004. These facilities increased revenues by $64.8 million and $84.2 million in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

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

The amount of adjusted historical net write-offs increased slightly in the second quarter of 2005 compared to the second quarter of 2004 and remained relatively constant compared to the first quarter of 2005. Triad’s provision for doubtful accounts, as a percentage of revenues, was 7.7% in the second quarter of 2005 compared to 10.6% in the second quarter of 2004 and 8.5% in the first six months of 2005 compared to 10.4% in the first six months of 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component of the self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced provision for doubtful accounts by approximately $42.6 million in the second quarter of 2005 and $63.3 million in the first six months of 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.8% in the second quarter of 2005 and 10.9% in the first six months of 2005. In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. Triad’s uninsured receivables, as a percentage of billed hospital receivables, decreased to 40.1% at June 30, 2005 compared to 41.6% at December 31, 2004. The aging percentage of uninsured receivables less than 90 days decreased to 32.7% at June 30, 2005 from 33.0% at December 31, 2004. The aging percentage of uninsured receivables less than 90 days at June 30, 2004 was 37.7%. Days in accounts receivable remained constant at 60 days at June 30, 2005 compared to December 31, 2004. The approximate percentages of billed hospital receivables (which is a component of total receivables) are summarized as follows:

	June 30, 2005	December 31, 2004
Insured receivables	59.9%	58.4%
Uninsured receivables	40.1%	41.6%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.8% and 4.7% of billed hospital receivables at June 30, 2005 and December 31, 2004, respectively. Triad maintains an allowance on these receivables for estimated non-conversion. The allowance for non-conversion was approximately 33% at June 30, 2005 and 35% at December 31, 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Allowance for doubtful accounts	$298.7	$325.7
Percentage of accounts receivables	29.0%	33.4%

The allowance for doubtful accounts as a percentage of accounts receivable decreased due primarily to the impact of the self-pay discount programs.

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	June 30, 2005	December 31, 2004
0 to 60 days	54.9%	54.6%
61 to 150 days	23.8%	24.9%
151 to 360 days	19.5%	19.0%
Over 360 days	1.8%	1.5%

Total	100.0%	100.0%

Although adjusted historical net write-offs remained constant in the second quarter of 2005 compared to the first quarter of 2005, Triad is unable to determine if this will continue for the remainder of 2005. If uninsured receivables increase and collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Impairments of long-lived assets

Five of Triad’s hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2004. Currently, the probability-weighted undiscounted future cash flows expected from the use of the assets and eventual disposition of four of the hospitals indicate that the recorded amounts are recoverable. If the probabilities assigned to the future cash flows change or the projections of future cash flows deteriorate, then impairment of these assets may be required.

One of the hospitals evaluated for potential impairment was operated under a lease, which expired on May 31, 2005. Triad chose not to renew the lease and did not continue operating this facility. The termination of the lease changed the classification of the long-lived assets from assets to be held and used to assets to be disposed. This facility’s long-lived assets of $1.0 million were written off during the second quarter of 2005 in discontinued operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of operating results from continuing operations for the three and six months ended June 30, 2005 and 2004 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the six months ended
	2005		2004		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$1,205.1	100.0	$1,074.5	100.0	$2,400.1	100.0	$2,163.1	100.0

Salaries and benefits	499.7	41.4	433.3	40.3	976.2	40.7	873.3	40.4
Reimbursable expenses	13.0	1.1	12.9	1.2	26.6	1.1	26.4	1.2
Supplies	201.3	16.7	172.6	16.1	396.8	16.5	347.9	16.1
Other operating expenses	225.5	18.7	198.5	18.5	443.9	18.5	395.3	18.3
Provision for doubtful accounts	92.3	7.7	114.4	10.6	205.0	8.5	225.9	10.4
Depreciation and amortization	54.8	4.6	45.4	4.3	104.9	4.4	89.3	4.1
Interest expense, net	27.0	2.3	27.6	2.6	53.5	2.3	59.8	2.8
Refinancing transaction costs	8.4	0.7	76.0	7.1	8.4	0.3	76.0	3.5
ESOP expense	3.9	0.3	2.6	0.2	7.2	0.3	5.0	0.2
(Gain) loss on sales of assets	(0.8)	(0.1)	0.7	—	(0.5)	—	(0.3)	—

	1,125.1	93.4	1,084.0	100.9	2,222.0	92.6	2,098.6	97.0

Income (loss) from continuing operations before minority interests, equity in earnings and income tax (provision) benefit	80.0	6.6	(9.5)	(0.9)	178.1	7.4	64.5	3.0
Minority interests in earnings of consolidated entities	(2.7)	(0.2)	(1.9)	(0.1)	(6.3)	(0.2)	(2.6)	(0.2)
Equity in earnings of affiliates	9.6	0.8	4.6	0.4	19.7	0.8	10.2	0.5

Income (loss) from continuing operations before income tax (provision) benefit	86.9	7.2	(6.8)	(0.6)	191.5	8.0	72.1	3.3
Income tax (provision) benefit	(33.9)	(2.8)	1.6	0.1	(73.9)	(3.1)	(28.9)	(1.3)

Income (loss) from continuing operations	$53.0	4.4	$(5.2)	(0.5)	$117.6	4.9	$43.2	2.0

Income (loss) per common share from continuing operations
Basic	$0.66		$(0.07)		$1.49		$0.58
Diluted	$0.65		$(0.07)		$1.46		$0.57
Number of hospitals at end of period (a)
Owned	51		47		51		47
Managed joint ventures	1		1		1		1

Total	52		48		52		48
Licensed beds at end of period (b)	8,596		7,940		8,596		7,940
Available beds at end of period (c)	7,648		7,086		7,648		7,086
Admissions (d)
Owned	81,779		76,290		165,430		156,661
Managed joint ventures	1,419		1,391		2,892		2,851

Total	83,198		77,681		168,322		159,512
Adjusted admissions (e)	139,581		130,370		279,021		264,098
Adjusted patient days (f)	652,815		602,737		1,309,540		1,239,094
Outpatient visits excluding outpatient surgeries	998,337		905,982		1,971,729		1,810,657
Inpatient surgeries	31,961		29,804		62,155		59,675
Outpatient surgeries	71,967		68,393		139,246		135,048

Total surgeries	103,928		98,197		201,401		194,723
Average length of stay (g)	4.7		4.6		4.7		4.7
Outpatient revenue percentage	46%		47%		46%		46%
Inpatient revenue per admission	$7,700		$7,078		$7,545		$7,066
Outpatient revenue per outpatient visit	$527		$535		$532		$528
Patient revenue per adjusted admission	$8,278		$7,860		$8,232		$7,812
Patient revenue per adjusted patient day	$1,770		$1,700		$1,754		$1,665

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
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

Three Months Ended June 30, 2005 and 2004

Income from continuing operations increased to $53.0 million in the three months ended June 30, 2005 from a loss from continuing operations of $5.2 million in the three months ended June 30, 2004. Triad incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of its bank credit facility. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8¾% senior notes. Triad’s same facility revenues increased 6.1% in 2005 compared to 2004.

Revenues increased to $1,205.1 million in the three months ended June 30, 2005 compared to $1,074.5 million in the three months ended June 30, 2004. Same facility revenues increased 6.1% in 2005 compared to 2004, which includes $5.8 million in favorable prior year governmental cost report settlements in 2005 compared to $0.6 million in favorable prior year governmental cost report settlements in 2004. Same facility patient revenue per adjusted admission increased 6.1% in 2005 compared to 2004 due primarily to increases in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% and reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. In the fourth quarter of 2004, Triad implemented a new self-pay discount program and implemented an additional component to its self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $42.6 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 10.1% and patient revenue per adjusted admission increased 10.2%. Same facility admissions and adjusted admissions increased 1.0% and 0.5%, respectively, in 2005 compared to 2004. Same facility inpatient surgeries increased 1.8% in 2005 compared to 2004. This was due primarily to increases in respiratory, obstetrics and open heart volumes. Triad had increases in revenues of $64.8 million, admissions of 4,752, adjusted admissions of 8,840, inpatient surgeries of 1,633, outpatient surgeries of 3,326 and outpatient visits of 59,446 from the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 41.4% in the three months ended June 30, 2005 from 40.3% in the three months ended June 30, 2004. Excluding the effect on revenues from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 40.1% in 2005. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 31.2% in 2005 compared to 32.0% in 2004 due primarily to increased productivity. Employee benefits as a percentage of revenue excluding self-pay discounts increased to 7.5% in 2005 compared to 7.1% in 2004 due primarily to increased health benefit costs.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the three months ended June 30, 2005 from 1.2% in the three months ended June 30, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.7% in the three months ended June 30, 2005 from 16.1% in the three months ended June 30, 2004. Excluding the effect on revenues from the self-pay discounts, supplies as a percentage of revenue would have been 16.1% in 2005. Supplies per adjusted admission increased 8.9% from increased usage of drug-coated stents and other implantable devices.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 18.7% in the three months ended June 30, 2005 from 18.5% in the three months ended June 30, 2004. Excluding the effect on revenues from the self-pay discounts, other operating expenses as a percentage of revenue would have been 18.1% in 2005. Triad recorded reductions to its estimated liabilities for general and professional insurance as a result of its semi-annual actuarial studies of $10.1 million and $8.7 million in 2005 and 2004, respectively. Including these reductions, Triad’s total insurance costs, on a same facility basis, decreased approximately $2.3 million, or 11.9%, in 2005 compared to 2004. Triad recorded a $2.0 million reduction of a Quorum pre-acquisition liability in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 7.7% in the three months ended June 30, 2005 compared to 10.6% in the three months ended June 30, 2004. Triad experienced a slight increase in the amount of adjusted historical net write-offs in 2005 compared to 2004. The amount of adjusted historical net write-offs remained relatively constant in the second quarter of 2005 compared to the first quarter of 2005. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component to its self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced provision for doubtful accounts by approximately $42.6 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.8% in 2005. If uninsured receivables increase and the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $54.8 million in the three months ended June 30, 2005 from $45.4 million in the three months ended June 30, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004.

Interest expense, which was offset by $0.7 million and $0.6 million of interest income in the three months ended June 30, 2005 and 2004, respectively, decreased to $27.0 million in 2005 compared to $27.6 million in 2004.

Minority interests increased to $2.7 million in the three months ended June 30, 2005 from $1.9 million in the three months ended June 30, 2004 due to improved earnings at several of Triad’s non-wholly owned facilities. Triad had a reduction of minority interests from the acquisition of HCA’s interest in its acute care hospital in Vicksburg, Mississippi in April 2005.

Equity in earnings of affiliates was $9.6 million in the three months ended June 30, 2005 compared to $4.6 million in the three months ended June 30, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $33.9 million in the three months ended June 30, 2005 compared to an income tax benefit of $1.6 million in the three months ended June 30, 2004. Triad’s effective tax rate was 39.0% in 2005 compared to 23.5% in 2004. In the third quarter of 2004, Triad had a reduction in its marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

Six Months Ended June 30, 2005 and 2004

Income from continuing operations increased to $117.6 million in the six months ended June 30, 2005 from $43.2 million in the six months ended June 30, 2004. Triad incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of its bank credit facility. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8¾% senior notes. Triad’s same facility revenues increased 7.1% in 2005 compared to 2004. Interest expense decreased in 2005 compared to 2004 from the debt refinancing in 2004.

Revenues increased to $2,400.1 million in the six months ended June 30, 2005 compared to $2,163.1 million in the six months ended June 30, 2004. Same facility revenues increased 7.1% in 2005 compared to 2004, which includes $5.1 million in favorable prior year governmental cost report settlements in 2005 compared to $0.9 million in favorable prior year governmental cost report settlements in 2004. Same facility patient revenue per adjusted admission increased 5.8% in 2005 compared to 2004 due primarily to increases in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% and reimbursement from government programs increased approximately 5% to 6% in 2005

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

compared to 2004. In the fourth quarter of 2004, Triad implemented a new self-pay discount program and implemented an additional component to its self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $63.3 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 10.0% and patient revenue per adjusted admission increased 8.8%. Same facility admissions and adjusted admissions increased 1.8% and 1.4%, respectively, in 2005 compared to 2004. This was due primarily to increases in respiratory, obstetrics and open heart volumes. Triad had increases in revenues of $84.2 million, admissions of 6,029, adjusted admissions of 11,588, inpatient surgeries of 1,992, outpatient surgeries of 4,174 and outpatient visits of 80,888 from the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 40.7% in the six months ended June 30, 2005 from 40.4% in the six months ended June 30, 2004. Excluding the effect on revenue from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 39.6% in 2005. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 30.8% in 2005 compared to 31.8% in 2004 due primarily to increased productivity.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the six months ended June 30, 2005 from 1.2% in the six months ended June 30, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.5% in the six months ended June 30, 2005 from 16.1% in the six months ended June 30, 2004. Excluding the effect on revenue from the self-pay discounts, supplies as a percentage of revenue would have been 16.1% in 2005. Supplies per adjusted admission increased 8.0% from increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 18.5% in the six months ended June 30, 2005 from 18.3% in the six months ended June 30, 2004. Excluding the effect on revenue from the self-pay discounts, other operating expenses as a percentage of revenue would have been 18.0% in 2005. Triad recorded reductions to its estimated liabilities for general and professional insurance as a result of its semi-annual actuarial studies of $10.1 million and $8.7 million in 2005 and 2004, respectively. Including these reductions, Triad’s total insurance costs, on a same facility basis, decreased approximately $3.4 million, or 7.0%, in 2005 compared to 2004. Triad recorded a $2.0 million reduction of a Quorum pre-acquisition liability in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 8.5% in the six months ended June 30, 2005 compared to 10.4% in the six months ended June 30, 2004. Triad experienced a slight increase in the amount of adjusted historical net write-offs in 2005 compared to 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component to its self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced provision for doubtful accounts by approximately $63.3 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.9% in 2005. In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. If uninsured receivables increase and the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $104.9 million in the six months ended June 30, 2005 from $89.3 million in the six months ended June 30, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004.

Interest expense, which was offset by $1.6 million and $1.1 million of interest income in the six months ended June 30, 2005 and 2004, respectively, decreased to $53.5 million in 2005 compared to $59.8 million in 2004. This was due primarily to the April 2004 refinancing of Triad’s 8¾% senior notes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Minority interests increased to $6.3 million in the six months ended June 30, 2005 from $2.6 million in the six months ended June 30, 2004 due to improved earnings at several of Triad’s non-wholly owned facilities. Triad had a reduction of minority interests from the acquisition of HCA’s interest in its acute care hospital in Vicksburg, Mississippi.

Equity in earnings of affiliates was $19.7 million in the six months ended June 30, 2005 compared to $10.2 million in the six months ended June 30, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $73.9 million in the six months ended June 30, 2005 compared to $28.9 million in the six months ended June 30, 2004. Triad’s effective tax rate was 38.6% in 2005 compared to 40.1% in 2004. In the third quarter of 2004, Triad had a reduction in its marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $226.4 million in the six months ended June 30, 2005 compared to $149.1 million in the six months ended June 30, 2004. Accounts receivable increased $59.6 million in 2005 compared to a $10.9 million increase in 2004. Accounts receivable days increased two days in 2005 compared to 2004. Payments for accounts payable increased $8.8 million in 2005 compared to 2004 due to timing of payments. Payments for salaries and payroll taxes decreased $31.4 million in 2005 compared to 2004 due to timing of pay periods. Triad paid $24.0 million in annual incentive payments in 2005 compared to $21.3 million in 2004. Triad also paid $26.3 million in annual retirement plan contributions in 2005 compared to $24.1 million in 2004. Triad paid $59.8 million of income taxes in 2005, which were reduced by $22.3 million of tax benefit from stock option exercises. In 2004, Triad paid $66.7 million of income taxes, of which approximately $15.3 million related to one sales transaction. Triad paid $54.9 million in interest in 2005 compared to $61.9 million in 2004.

Cash used in investing activities was $294.6 million in the six months ended June 30, 2005 compared to $15.7 million in the six months ended June 30, 2004. In 2005, Triad paid $155.3 million for acquisitions, related primarily to the formation of a venture in Oklahoma City, Oklahoma. In 2004, Triad received $197.3 million of proceeds primarily from the sales of hospitals in Tucson, Arizona and Alice, Texas and two hospitals and three surgery centers in the Kansas City, Missouri area. Capital expenditures were $188.6 million in 2005 compared to $216.7 million in 2004. Approximately $56.8 million of the 2005 capital expenditures was for maintenance capital and approximately $131.8 million was for expansion capital. Triad currently anticipates spending approximately $275 to $375 million on expansion, development, acquisitions and other capital expenditures in the remainder of 2005. The amount of capital expenditures in 2005 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash provided by financing activities was $118.9 million in the six months ended June 30, 2005 compared to cash used in financing activities of $107.0 million in the six months ended June 30, 2004. In 2005, Triad received net proceeds of approximately $51.5 million from the refinancing of its bank credit agreement, discussed below. Triad received $83.9 million in proceeds from stock option exercises in 2005 compared to $13.7 million in 2004. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily from the tender of its 8¾% senior notes. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on hospital sales. In June 2004, Triad received a $5.7 million contribution from a minority partner in a newly formed jointly owned entity.

On June 10, 2005 Triad entered into an amended and restated credit agreement which provides for a six year $500 million Term Loan A facility and a six year $600 million revolving credit facility. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on Triad’s total leverage ratio. The Term Loan A facility is subject to scheduled amortization beginning in September 2006. The scheduled amortization of the Term Loan A is as follows (in millions):

2006	$6.3
2007	$18.8
2008	$31.2
2009	$43.8
2010	$212.5
2011	$187.4

Triad incurred approximately $6.4 million in debt issue costs related to the amended and restated credit agreement, which are being amortized over the period the Term Loan A is outstanding.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In connection with entering into the amended and restated credit agreement, Triad repaid its then existing Tranche A and Tranche B term loans totaling $442.6 million. Triad incurred $8.4 million of refinancing transaction costs in the second quarter of 2005 from the write-off of unamortized debt issue costs on these loans.

At June 30, 2005, Triad’s indebtedness consisted of a Term Loan A of $500.0 million bearing interest at LIBOR plus 1.25% (4.49% at June 30, 2005) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At June 30, 2005, Triad had a $600 million line of credit which bears interest at LIBOR plus 1.25%. At June 30, 2005, no amounts were outstanding under the line of credit although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon the total leverage of Triad.

Triad’s term loan and revolving line of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x at June 30, 2005. Triad’s total leverage ratio at June 30, 2005 was approximately 2.47x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving line of credit could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving line of credit.

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

On July 6, 2005, Triad completed an equity offering whereby 4,289,443 shares of common stock were issued for $218.8 million of net proceeds before expenses. Triad intends to use the net proceeds for general corporate purposes, including: capital expenditures for development of new facilities (including replacement facilities in connection with proposed joint ventures); potential acquisitions of new facilities; expansion of existing facilities and services, which may include adding beds, adding operating rooms and/or introducing specialty services; working capital; and repayment of indebtedness.

At June 30, 2005, Triad had working capital of $676.2 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development and began operations of a new hospital in Tucson, Arizona in January 2005. The final cost of this project was approximately $79.0 million.

Triad entered into a joint arrangement with a non-profit hospital organization to build a replacement hospital in Denton, Texas, which was completed and began operations in April 2005. The final cost of the project was approximately $90.6 million, of which Triad funded approximately 80% with the non-profit organization funding the remainder. Triad is also leasing its existing Denton facility to the joint entity.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $100 million and completion is expected in the fourth quarter of 2005. As of June 30, 2005, approximately $50.9 million has been spent on this project.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad anticipates that it will construct a replacement facility for its acute care hospital in Springfield, Oregon which could begin in 2007. Currently, the cost of the project has not been finalized.

On April 1, 2005, Triad closed under a letter of intent to form a venture with a non-profit hospital in Oklahoma City, Oklahoma. Triad contributed approximately $118.6 million, including approximately $16 million for working capital, for an 80% interest in the venture and the non-profit hospital contributed its current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, Triad acquired HCA’s 28.5% interest in its acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad acquired the remaining minority shareholders’ 0.5% interest in June 2005.

Triad entered into a non-binding letter of intent to form a venture with a non-profit hospital in Clarksville, Tennessee. Triad anticipates that it would be the majority owner in the venture. The non-profit hospital would contribute its current operations to the venture. As part of the proposed transaction, the venture would lease the existing hospital property and build a replacement facility. Triad anticipates entering into a definitive agreement during the third or fourth quarter of 2005.

Triad entered into a non-binding letter of intent to form a venture with a non-profit hospital in Birmingham, Alabama. Triad anticipates that it would be the majority owner in the venture. The non-profit hospital would contribute its current operations to the venture. The venture would build a replacement facility. Triad anticipates entering into a definitive agreement during the third or fourth quarter of 2005.

Triad has entered into a letter of intent to form a venture with a non-profit hospital in Massillon, Ohio. Triad would contribute its current hospital in Massillon and approximately $11 million in cash for a 60% interest in the venture and the non-profit would contribute its hospital for a 40% interest in the venture. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2005.

Triad has entered into an agreement to lease a hospital under construction in Dublin, Ireland. Triad anticipates that the lease would commence in the third quarter of 2006.

Triad has entered into a letter of intent to form a venture with a non-profit hospital to construct an acute care hospital in Cedar Park, Texas. Triad anticipates the venture will be formed in the fourth quarter of 2005.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the fourth quarter of 2006.

Triad is exploring various other opportunities with non-profit hospitals to become a capital partner to construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $275 million related to these projects. Of this amount, approximately $165 million is anticipated to be expended in 2005, $95 million in 2006 and the remainder thereafter.

On May 3, 2005, Triad completed a transaction whereby it sold its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona and acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona. Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005. Triad paid approximately $9.3 million for the acquisition of the Tucson ASC.

Triad did not renew its lease relating to an acute care hospital in Lake City, South Carolina. The lease expired on May 31, 2005. Triad has not reached an agreement with the lessor regarding certain amounts due upon termination of the lease, including the sales price of the equipment and inventories at this facility. Triad recognized a pre-tax loss in discontinued operations of approximately $1.6 million on the lease termination. This facility was reclassified to discontinued operations in the second quarter of 2005 upon lease termination.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of QHR, in December 2003. As part of the transaction, Triad received a $3.0 million note and an estimated $1.5 million earn out. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earn out and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

The facilities that are included in discontinued operations had revenues of $7.0 million and $53.7 million in the three months ended June 30, 2005 and 2004, respectively, and $24.6 million and $118.5 million in the six months ended June 30, 2005 and 2004, respectively. These facilities had pre-tax income of $8.0 million and $0.1 million in the three months ended June 30, 2005 and 2004, respectively, and $10.5 million and $85.6 million in the six months ended June 30, 2005 and 2004, respectively. Pre-tax gain on sales of assets included in pre-tax income was $9.6 million for the three and six months ended June 30, 2005 and $83.8 million in the six months ended June 30, 2004.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.4% at June 30, 2005. At June 30, 2005, the amounts subject to the guarantees were $24.5 million. Triad had $6.7 million reserved at June 30, 2005 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.6 million at June 30, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The ultimate amount of the guarantees was $2.1 million at June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the SEC amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $18 million to $22 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $22.3 million and $5.1 million in the six months ended June 30, 2005 and 2004, respectively.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 154.

CONTINGENCIES

False Claims Act Litigation

As a result of its ongoing discussions with the government prior to the merger of Quorum with and into Triad on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matters remain under seal. The government requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While Triad currently believes that it has no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time Triad cannot predict the final effect or outcome of the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in these cases and the complaints were recently unsealed. While Triad is vigorously defending these matters, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaints.

Neither Triad’s merger agreement with Quorum nor the distribution agreement entered into with HCA in connection with the spin-off of Triad from HCA will provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of other qui tam litigation or governmental investigation, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998, relating to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has also agreed to carryover adjustments relating to the jointly-owned entities’ taxable years ended June 30, 1999, 2000 and 2001, and the taxable years ended December 31, 2001, 2002 and 2003 resulting from the prior years’ settlements.

In the opinion of management, the settlements did not have a material impact on Triad’s results of operations or financial position.

General Liability Claims

Triad, QHR, and IRG are defendants against claims for breaches of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending such claims. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

HEALTH CARE REFORM

In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in Triad’s markets. The cost of certain proposals would be funded, in significant part, by reductions in payments by government programs, including Medicare and Medicaid, to health care providers. Recently, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides for a number of significant changes in the Medicare program, was signed into law on December 8, 2003. Triad is unable to predict whether any other proposals for health care reform will be adopted, and there can be no assurance that proposals adverse to the business of Triad will not be adopted.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In recent years, legislative changes have resulted in limitations on, and, in some cases, reduced levels of payment and reimbursement for, a substantial portion of hospital procedures and costs. Other legislative changes have altered the method and amounts of payment for various services under the Medicare and Medicaid programs. In addition, the Fiscal Year 2006 Budget, which Congress recently approved, contemplates, among other things, an approximately $10 billion reduction in Medicaid spending over five years. Moreover, as a result of budgetary constraints, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

In December 2000, the Centers for Medicare and Medicaid Services (“CMS”) acting under the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) released regulations, relating to adoption of standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information and required compliance by April 2003. The regulations under HIPAA establishing standards to protect the security of health-related information required compliance by April 2005. These regulations require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. Triad is in compliance with these HIPAA regulations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. To mitigate the impact of fluctuations in interest rates, Triad had entered into an interest rate swap. Interest rate swaps are contracts which allow the parties to exchange fixed and floating rate interest rate payments periodically over the life of the agreements. Floating rate payments are based on LIBOR and fixed rate payments are dependent upon market levels at the time the interest rate swap is consummated. The interest rate swap was entered into as a cash flow hedge, which effectively converted a notional amount of floating rate borrowings to fixed rate borrowings. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Triad is exposed to credit losses in the event of nonperformance by the counterparty.

The interest rate swap effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

With respect to Triad’s interest-bearing liabilities, approximately $500.0 million of long-term debt at June 30, 2005 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.6 million at June 30, 2005 was subject to fixed rates of interest. The estimated fair value of Triad’s total long-term debt was $1,733.7 million at June 30, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $5.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2005, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings.

There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Triad’s annual meeting of stockholders was held on May 24, 2005. The following matters were voted upon at the meeting:

	Votes in Favor	Votes Against	Votes Abstained	Broker Non-Voting
1. Election of directors: (Class II – Term Expires in 2008):
Michael J. Parsons Thomas G. Loeffler, Esq. Uwe E. Reinhardt, PhD	67,934,067 59,334,546 67,502,952	— — —	978,092 9,557,613 1,409,207	— — —

2. Ratification of Ernst & Young LLP as independent auditor.	67,705,282	1,161,271	45,606	—

3. Approval of 1999 Long-Term Incentive Plan, as amended.	41,154,946	20,273,852	631,939	—

4. Approval of Management Stock Purchase Plan, as amended.	42,902,934	18,511,871	465,432	—

The names of directors whose term of office as a director continued after the meeting are as follows:

CLASS I – TERM EXPIRING IN 2006

Dale V. Kesler

Barbara A. Durand, R.N., Ed.D.

Donald B. Halverstadt, M.D.

Harriet R. Michel

CLASS II – TERM EXPIRING IN 2007

Nancy-Ann DeParle

James D. Shelton

Thomas F. Frist III

Michael K. Jhin

Gale E. Sayers

ITEM 6: EXHIBITS

Exhibit Number	Description
10.1	Triad Hospitals, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference from Exhibit A to Triad Hospitals, Inc.’s definitive Proxy Statement on Schedule 14A filed on April 22, 2005 in connection with its 2005 annual meeting held on May 24, 2005.

10.2	Triad Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, incorporated by reference from Exhibit B to Triad Hospitals, Inc.’s definitive Proxy Statement on Schedule 14A filed on April 22, 2005 in connection with its 2005 annual meeting held on May 24, 2005.

10.3	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement, incorporated by reference from Exhibit 10.3 to Triad Hospitals, Inc.’s Form 8-K filed on May 31, 2005.

10.4	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement for Directors, incorporated by reference from Exhibit 10.4 to Triad Hospitals, Inc.’s Form 8-K filed on May 31, 2005.

10.5	Amended and Restated Credit Agreement dated as of June 10, 2005 among Triad Hospitals, Inc., as borrower, certain of its subsidiaries, as guarantors, the lenders named therein, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, and JPMorgan Chase Bank, N.A., SunTrust Bank, and Wachovia Bank, National Association, as documentation agents, incorporated by reference from Exhibit 10.1 to Triad Hospitals, Inc.’s Form 8-K filed on June 14, 2005.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: August 5, 2005	By:	/s/ W. STEPHEN LOVE
W. Stephen Love
Senior Vice President, Controller and
Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Triad Hospitals, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference from Exhibit A to Triad Hospitals, Inc.’s definitive Proxy Statement on Schedule 14A filed on April 22, 2005 in connection with its 2005 annual meeting held on May 24, 2005.

10.2	Triad Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, incorporated by reference from Exhibit B to Triad Hospitals, Inc.’s definitive Proxy Statement on Schedule 14A filed on April 22, 2005 in connection with its 2005 annual meeting held on May 24, 2005.

10.3	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement, incorporated by reference from Exhibit 10.3 to Triad Hospitals, Inc.’s Form 8-K filed on May 31, 2005.

10.4	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement for Directors, incorporated by reference from Exhibit 10.4 to Triad Hospitals, Inc.’s Form 8-K filed on May 31, 2005.

10.5	Amended and Restated Credit Agreement dated as of June 10, 2005 among Triad Hospitals, Inc., as borrower, certain of its subsidiaries, as guarantors, the lenders named therein, Bank of America, N.A., as administrative agent, The Bank of Nova Scotia, as syndication agent, and JPMorgan Chase Bank, N.A., SunTrust Bank, and Wachovia Bank, National Association, as documentation agents, incorporated by reference from Exhibit 10.1 to Triad Hospitals, Inc.’s Form 8-K filed on June 14, 2005.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.