Form 10-Q
period 2005-09-30
TRIAD HOSPITALS INC
filed 2005-11-04
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of October 31, 2005, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 86,137,696.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2005 and 2004

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the nine months ended
	2005	2004	2005	2004
Revenues	$1,185.7	$1,082.2	$3,559.3	$3,217.3

Salaries and benefits	505.7	435.9	1,470.9	1,297.0
Reimbursable expenses	12.2	12.4	38.8	38.8
Supplies	200.7	179.2	592.9	522.2
Other operating expenses	214.4	201.8	649.8	590.2
Provision for doubtful accounts	89.6	118.9	289.3	341.1
Depreciation	50.6	44.8	151.9	130.5
Amortization	1.8	1.6	4.8	4.7
Interest expense	27.6	27.0	82.7	87.9
Interest income	(3.4)	(0.6)	(5.0)	(1.7)
Refinancing transaction costs	—	—	8.4	76.0
ESOP expense	3.7	2.6	10.9	7.6
(Gain) loss on sales of assets	(0.3)	0.1	(0.8)	(0.2)

Total operating expenses	1,102.6	1,023.7	3,294.6	3,094.1

Income from continuing operations before minority interests, equity in earnings and income tax provision	83.1	58.5	264.7	123.2

Minority interests in (earnings) losses of consolidated entities	(1.8)	1.6	(8.1)	(1.1)
Equity in earnings of affiliates	8.1	7.2	27.8	17.4

Income from continuing operations before income tax provision	89.4	67.3	284.4	139.5
Income tax provision	(34.8)	(24.1)	(110.0)	(53.0)

Income from continuing operations	54.6	43.2	174.4	86.5

Income (loss) from discontinued operations, net of tax	(8.3)	6.0	(3.0)	55.3

Net income	$46.3	$49.2	$171.4	$141.8

Income per common share:
Basic:
Continuing operations	$0.64	$0.57	$2.16	$1.15
Discontinued operations	$(0.10)	$0.08	$(0.04)	$0.74

Net	$0.54	$0.65	$2.12	$1.89

Diluted:
Continuing operations	$0.63	$0.56	$2.11	$1.13
Discontinued operations	$(0.10)	$0.08	$(0.04)	$0.73

Net	$0.53	$0.64	$2.07	$1.86

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$373.7	$56.6
Accounts receivable, less allowances for doubtful accounts of $274.6 at September 30, 2005 and $325.7 at December 31, 2004	762.2	648.8
Inventories	122.0	113.2
Deferred income taxes	25.4	58.0
Prepaid expenses	48.4	41.3
Discontinued operations assets	17.9	95.6
Other	108.3	85.1

	1,457.9	1,098.6
Property and equipment, at cost:
Land	182.6	172.2
Buildings and improvements	1,728.9	1,465.5
Equipment	1,440.4	1,247.3
Construction in progress	202.0	311.9

	3,553.9	3,196.9
Accumulated depreciation	(1,017.6)	(891.6)

	2,536.3	2,305.3
Goodwill	1,226.0	1,202.7
Intangible assets, net of accumulated amortization	73.0	71.4
Investment in and advances to affiliates	197.2	198.9
Other	112.7	104.5

Total assets	$5,603.1	$4,981.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178.0	$139.3
Accrued salaries	128.0	117.3
Current portion of long-term debt	4.4	79.7
Discontinued operations liabilities	2.2	52.8
Other current liabilities	193.8	160.7

	506.4	549.8
Long-term debt	1,698.8	1,587.3
Other liabilities	162.8	138.8
Deferred taxes	210.1	218.3
Minority interests in equity of consolidated entities	163.9	143.9
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 86,108,978 and 78,206,024 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	0.9	0.8
Additional paid-in capital	2,320.2	1,976.8
Unearned ESOP compensation	(11.2)	(13.8)
Accumulated other comprehensive loss	(1.4)	(1.7)
Accumulated earnings	552.6	381.2

Total stockholders’ equity	2,861.1	2,343.3

Total liabilities and stockholders’ equity	$5,603.1	$4,981.4

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2005 and 2004

Unaudited

(Dollars in millions)

	For the nine months ended
	2005	2004
Cash flows from operating activities:
Net income	$171.4	$141.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	3.0	(55.3)
Provision for doubtful accounts	289.3	341.1
Depreciation and amortization	156.7	135.2
ESOP expense	10.9	7.6
Minority interests	8.1	1.1
Equity in earnings of affiliates	(27.8)	(17.4)
Gain on sales of assets	(0.8)	(0.2)
Deferred income tax provision (benefit)	25.3	(7.0)
Non-cash interest expense	3.2	5.5
Refinancing transaction costs	8.4	76.0
Non-cash stock option expense	1.4	0.9
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(379.7)	(351.6)
Inventories and other assets	(2.8)	(27.5)
Accounts payable and other current liabilities	73.0	11.8
Other	11.6	19.7

Net cash provided by operating activities	351.2	281.7

Cash flows from investing activities:
Purchases of property and equipment	(279.4)	(330.4)
Distributions and advances from affiliates	21.6	8.2
Proceeds received on sales of assets	35.9	230.3
Acquisitions, net of cash acquired	(161.3)	(0.9)
Other	(0.2)	(0.1)

Net cash used in investing activities	(383.4)	(92.9)

Cash flows from financing activities:
Payments of long-term debt	(484.0)	(748.9)
Proceeds from issuance of long-term debt	520.0	675.0
Payment of debt issue costs	(6.4)	(9.1)
Payment of refinancing transaction costs	—	(65.8)
Proceeds from issuance of common stock	310.2	25.0
Contributions from minority partners, net	9.5	9.4

Net cash provided by (used in) financing activities	349.3	(114.4)

Change in cash and cash equivalents	317.1	74.4
Cash and cash equivalents at beginning of period	56.6	14.2

Cash and cash equivalents at end of period	$373.7	$88.6

Cash paid for:
Interest	$62.6	$68.3
Income taxes, net of refunds	$76.8	$81.8

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Income from continuing operations, as reported	$54.6	$43.2	$174.4	$86.5
Add: Stock option expense recorded	0.5	0.1	0.9	0.6
Less: Fair value stock option expense	(4.7)	(4.9)	(16.7)	(15.7)

Pro forma	$50.4	$38.4	$158.6	$71.4

Net income, as reported	$46.3	$49.2	$171.4	$141.8
Add: Stock option expense recorded	0.5	0.1	0.9	0.6
Less: Fair value stock option expense	(4.7)	(4.9)	(16.7)	(15.7)

Pro forma	$42.1	$44.4	$155.6	$126.7

Basic income per share
Income from continuing operations, as reported	$0.64	$0.57	$2.16	$1.15
Add: Stock option expense recorded	0.01	—	0.01	0.01
Less: Fair value stock option expense	(0.05)	(0.06)	(0.21)	(0.21)

Pro forma	$0.60	$0.51	$1.96	$0.95

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$0.54	$0.65	$2.12	$1.89
Add: Stock option expense recorded	0.01	—	0.01	0.01
Less: Fair value stock option expense	(0.05)	(0.06)	(0.21)	(0.21)

Pro forma	$0.50	$0.59	$1.92	$1.69

Diluted income per share
Income from continuing operations, as reported	$0.63	$0.56	$2.11	$1.13
Add: Stock option expense recorded	—	—	0.01	0.01
Less: Fair value stock option expense	(0.04)	(0.06)	(0.19)	(0.21)

Pro forma	$0.59	$0.50	$1.93	$0.93

Net income, as reported	$0.53	$0.64	$2.07	$1.86
Add: Stock option expense recorded	—	—	0.01	0.01
Less: Fair value stock option expense	(0.04)	(0.06)	(0.19)	(0.21)

Pro forma	$0.49	$0.58	$1.89	$1.66

During the nine months ended September 30, 2005, 172,007 shares of common stock were issued through the Employee Stock Purchase Plan for proceeds of $5.4 million and 23,585 shares of common stock were issued through the Management Stock Purchase Plan, net of cancellations, for proceeds of $0.7 million. Additionally, during the nine months ended September 30, 2005, 3,293,287 stock options were exercised for proceeds of $85.9 million.

During the nine months ended September 30, 2005, 1,976,250 stock options were granted with an exercise price equal to the market price at the date of grant. The options vest over a four-year period and expire ten years from date of grant.

In May 2005, Triad issued 120,000 shares of restricted stock to the non-management members of the Board of Directors and an executive officer at a fair value of $49.42 per share. The restrictions on the 20,000 shares issued to directors lapse after one year. The restrictions on the 100,000 shares issued to the executive officer lapse over four years, with the restrictions on one-third of such shares lapsing each year beginning after two years. Triad recorded $0.5 million and $0.7 million in compensation expense for the restricted stock in the three and nine months ended September 30, 2005.

NOTE 3—ACQUISITIONS

On April 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Oklahoma City, Oklahoma. Triad contributed approximately $118.6 million, including approximately $16 million for working capital, for an 80% interest in the venture and the non-profit entity contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, Triad acquired HCA, Inc.’s (“HCA”) 28.5% interest in Triad’s acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad acquired the remaining minority shareholders’ 0.5% interest in June 2005.

In April 2005, Triad acquired an ambulatory surgery center in Fort Wayne, Indiana in exchange for a 9% interest in Dupont Hospital valued at $13.2 million.

On May 3, 2005, Triad acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona for approximately $9.3 million.

In the third quarter of 2005, Triad acquired two ambulatory surgery centers for approximately $6.0 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—ACQUISITIONS (continued)

Acquired intangible assets totaled $5.2 million during 2005 which was assigned to a trade name that is not subject to amortization.

The acquired goodwill totaling $34.2 million during 2005 was assigned to the owned operations segment, of which $20.4 million is currently anticipated to be deductible for tax purposes. Goodwill was reduced by $10.9 million as a result of Triad acquiring the minority shareholders’ interest in its acute care hospital in Vicksburg, Mississippi.

NOTE 4—LONG-TERM DEBT

On June 10, 2005, Triad entered into an amended and restated credit agreement which provides for a six year $500 million Term Loan A facility and a six year $600 million revolving credit line. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on Triad’s total leverage ratio. The Term Loan A facility is subject to scheduled amortization beginning in September 2006. The amortization schedule is as follows (in millions):

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

At September 30, 2005, no amounts were outstanding under the revolving credit line although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line.

NOTE 5—EQUITY

On July 6, 2005, Triad completed an equity offering whereby 4,289,443 shares of common stock were issued for $218.8 million in net proceeds before expenses of $0.6 million. Triad intends to use the net proceeds for general corporate purposes, including: capital expenditures for development of new facilities (including replacement facilities in connection with proposed joint ventures); potential acquisitions of new facilities; expansion of existing facilities and services, which may include adding beds, adding operating rooms and/or introducing specialty services; working capital; and repayment of indebtedness.

NOTE 6—DISCONTINUED OPERATIONS

On May 3, 2005, Triad completed a transaction whereby it sold to its partner its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona (“Phoenix ASCs”). Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005.

Triad did not renew its lease relating to an acute care hospital in Lake City, South Carolina. The lease expired on May 31, 2005. Triad reached an agreement in the third quarter of 2005 with the lessor regarding certain amounts due upon termination of the lease which resulted in a payment by Triad of approximately $2.0 million. Triad recognized a pre-tax loss in discontinued operations of approximately $3.1 million related to the lease termination. This facility was reclassified to discontinued operations in the second quarter of 2005 upon lease termination.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 6—DISCONTINUED OPERATIONS (continued)

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of Quorum Health Resources, LLC (“QHR”), in December 2003. As part of the transaction, Triad received a $3.0 million note and the right to an estimated $1.5 million earn out. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earn out and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

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

In September 2005, Triad entered into an agreement to sell its hospital in Searcy, Arkansas for $15.9 million less net assumed liabilities. Triad reclassified the long-lived assets related to this facility from assets to be held and used to assets to be disposed. As a result of this reclassification, a pre-tax impairment charge of $7.5 million was recorded during the third quarter of 2005 to reduce the long-lived assets to their selling price, less costs to sell. The carrying value of this facility, after the impairment charge, was $16.0 million at September 30, 2005. Triad closed on this transaction effective November 1, 2005. The facility was reclassified to discontinued operations in the third quarter of 2005 with all prior periods restated.

Included in discontinued operations are six hospitals Triad sold during 2004. Triad retained the working capital on certain of these hospitals. These hospitals were sold during the nine months ended September 30, 2004 for a pre-tax gain in discontinued operations of $95.2 million.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$—	$0.2
Accounts receivable, net	—	5.1
Inventories	1.1	4.3
Other current assets	0.7	1.7
Property and equipment, net	15.4	33.4
Goodwill	—	50.3
Intangible assets, net of accumulated amortization	0.6	0.6
Other	0.1	—

Total discontinued operations assets	$17.9	$95.6

Liabilities
Accounts payable	$1.1	$2.4
Accrued salaries	1.1	2.4
Other current liabilities	—	0.9
Other liabilities	—	0.2
Minority interests	—	46.9

Total discontinued operations liabilities	$2.2	$52.8

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 6—DISCONTINUED OPERATIONS (continued)

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues	$12.1	$30.8	$63.2	$177.3

Pre-tax income (loss) from operations	$(4.2)	$(1.6)	$(6.9)	$0.1
Income tax (provision) benefit	1.6	0.6	2.5	(0.1)

	(2.6)	(1.0)	(4.4)	—
Impairment charge, net of tax benefit of $2.8 million for the three and nine months ended September 30, 2005	(4.7)	—	(4.7)	—

Gain (loss) on disposal, net of tax (provision) benefit of $0.5 million and $(4.4) million for the three months ended September 30, 2005 and 2004, respectively, and $(2.0) million and $(39.9) million for the nine months ended September 30, 2005 and 2004, respectively	(1.0)	7.0	6.1	55.3

	$(8.3)	$6.0	$(3.0)	$55.3

NOTE 7—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.9% at September 30, 2005 and 26.8% at December 31, 2004. At September 30, 2005 and December 31, 2004, the amounts subject to the guarantees were $24.5 million and $22.8 million, respectively. Triad had accrued liabilities of $6.8 million and $6.3 million at September 30, 2005 and December 31, 2004, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.5 million at September 30, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The ultimate amount of the guarantees was $2.1 million at September 30, 2005.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

The fair value of the interest rate swap at December 31, 2004 was a liability of $0.6 million and was recorded in other current liabilities in the condensed consolidated balance sheets. The change in the fair value of the interest rate swap was recognized through other comprehensive income (see NOTE 11).

NOTE 9—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”). Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options. Stock options outstanding of 40,000 for the three and nine months ended September 30, 2005 and stock options

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 9—INCOME PER SHARE (continued)

outstanding of 183,250 for the three and nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock and thus the inclusion would have been antidilutive. Weighted average shares are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares exclusive of unreleased ESOP shares	84,635,308	75,303,573	80,797,070	74,781,696
Average of ESOP shares committed to be released	187,500	187,500	112,500	112,500

Basic weighted average shares outstanding	84,822,808	75,491,073	80,909,570	74,894,196

Effect of dilutive securities – employee stock options	1,766,049	1,611,513	1,767,842	1,462,961

Diluted weighted average shares outstanding	86,588,857	77,102,586	82,677,412	76,357,157

NOTE 10—SEGMENT INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Owned operations	$1,157.3	$1,055.0	$3,472.9	$3,133.4
Management services	28.2	27.2	86.0	83.9
Corporate and other	0.2	—	0.4	—

	$1,185.7	$1,082.2	$3,559.3	$3,217.3

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Adjusted EBITDA (a):
Owned operations	$185.1	$154.7	$590.5	$489.6
Management services	5.7	4.2	14.6	6.1
Corporate and other	(19.6)	(17.7)	(59.7)	(50.3)

	$171.2	$141.2	$545.4	$445.4

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $8.1 million and $7.2 million for the three months ended September 30, 2005 and 2004, respectively, and $27.8 million and $17.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 6).

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—SEGMENT INFORMATION (continued)

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total Adjusted EBITDA for reportable segments	$171.2	$141.2	$545.4	$445.4

Depreciation	50.6	44.8	151.9	130.5
Amortization	1.8	1.6	4.8	4.7
Interest expense	27.6	27.0	82.7	87.9
Interest income	(3.4)	(0.6)	(5.0)	(1.7)
Refinancing transaction costs	—	—	8.4	76.0
ESOP expense	3.7	2.6	10.9	7.6
(Gain) loss on sales of assets	(0.3)	0.1	(0.8)	(0.2)
Minority interests in earnings (losses) of consolidated entities	1.8	(1.6)	8.1	1.1

Income from continuing operations before income tax provision	$89.4	$67.3	$284.4	$139.5

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, (gain) loss on sales of assets, minority interests in earnings (losses) of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under U.S. Generally Accepted Accounting Principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. Generally Accepted Accounting Principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The components of comprehensive income, net of income tax, are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income	$46.3	$49.2	$171.4	$141.8
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	—	0.3	0.3	1.4
Unrealized gain on marketable equity securities	—	—	—	0.1
Reclassification of gain on marketable equity securities included in net income	—	(0.1)	—	(0.1)

Comprehensive income	$46.3	$49.4	$171.7	$143.2

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	September 30, 2005	December 31, 2004
Fair value of interest rate swaps	$—	$(0.3)
Minimum pension liability	(1.4)	(1.4)

	$(1.4)	$(1.7)

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 12—RETIREMENT PLAN

Triad adopted a Supplemental Executive Retirement Plan (“SERP”), effective September 1, 2005, that will provide select senior management with certain benefits upon retirement, death or disability. Generally, to be eligible for normal retirement benefits under the SERP, a participant must complete 12 continuous years of service, attain age 60 and be credited with at least 3 years of service after plan adoption. Benefits are determined primarily as a percentage of a participant’s average annual compensation during the last three completed calendar years of employment and are payable for the lifetime of the participant. Death benefits payable to a surviving spouse are equal to one-half of the benefit that would have been paid to the participant.

A minimum pension liability is required when the actuarial present value of the accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. Triad has established a rabbi trust, the assets of which are not assets of the SERP, to fund the payment of benefits under the SERP. At September 30, 2005, Triad had not funded the trust. At September 30, 2005, Triad recorded a minimum pension liability of $7.0 million in other long–term liabilities and an intangible asset of $7.0 million in other long–term assets related to prior service costs. Net pension costs and accrued pension costs were not significant.

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

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad is vigorously defending this matter, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

Triad’s merger agreement with Quorum will not provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of qui tam litigation or governmental investigation, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces SFAS 123, amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB 25, and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS (continued)

payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $18 million to $22 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $23.6 million and $6.3 million in the nine months ended September 30, 2005 and 2004, respectively.

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

NOTE 15—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended September 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$505.7	$10.9	$494.8
Reimbursable expenses	12.2	—	12.2
Supplies	200.7	—	200.7
Other operating expenses	214.4	9.7	204.7
Provision for doubtful accounts	89.6	—	89.6
Depreciation	50.6	0.9	49.7
Amortization	1.8	—	1.8

Total	$1,075.0	$21.5	$1,053.5

	For the three months ended September 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$435.9	$10.1	$425.8
Reimbursable expenses	12.4	—	12.4
Supplies	179.2	0.1	179.1
Other operating expenses	201.8	7.2	194.6
Provision for doubtful accounts	118.9	—	118.9
Depreciation	44.8	0.6	44.2
Amortization	1.6	—	1.6

Total	$994.6	$18.0	$976.6

	For the nine months ended September 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,470.9	$33.3	$1,437.6
Reimbursable expenses	38.8	—	38.8
Supplies	592.9	0.3	592.6
Other operating expenses	649.8	26.0	623.8
Provision for doubtful accounts	289.3	—	289.3
Depreciation	151.9	2.1	149.8
Amortization	4.8	—	4.8

Total	$3,198.4	$61.7	$3,136.7

	For the nine months ended September 30, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,297.0	$30.8	$1,266.2
Reimbursable expenses	38.8	—	38.8
Supplies	522.2	0.3	521.9
Other operating expenses	590.2	18.5	571.7
Provision for doubtful accounts	341.1	—	341.1
Depreciation	130.5	1.8	128.7
Amortization	4.7	—	4.7

Total	$2,924.5	$51.4	$2,873.1

NOTE 16—SUBSEQUENT EVENTS

Effective October 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Birmingham, Alabama. Triad acquired the operations and real estate and equipment of the hospital from the non-profit

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 16—SUBSEQUENT EVENTS (continued)

entity for approximately $116 million, including $20 million for working capital, excluding accounts receivable. Triad contributed the hospital to the venture for a 65% interest in the venture. The non-profit entity then contributed $62.5 million in cash for a 35% interest in the venture. The venture anticipates building a replacement facility which Triad would contribute an additional $61.0 million and the non-profit hospital would contribute an additional $32.8 million. Triad anticipates the cost of this project will be approximately $250 million.

In October 2005, Triad entered into a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for approximately $75 million plus working capital. Triad anticipates that the transaction will close by the end of the fourth quarter of 2005. These facilities will be reclassified to discontinued operations in the fourth quarter of 2005, with prior periods restated. As of September 30, 2005, the carrying value of these facilities’ assets was approximately $44 million. These facilities had revenues of $24.7 million and $28.5 million for the three months ended September 30, 2005 and 2004, respectively, and $78.0 million and $82.5 million for the nine months ended September 30, 2005 and 2004, respectively. Pre-tax income for these facilities was $2.4 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively, and $6.4 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

In the third quarter of 2005, Triad’s hospitals and ambulatory surgery centers in Hattiesburg, Mississippi, Lake Charles, Louisiana, Victoria, Texas and Wharton, Texas were directly and indirectly impacted by hurricanes Katrina and Rita. Triad had to evacuate the aforementioned facilities in Louisiana and Texas and these facilities were not operational for three to eight days during the quarter. The facility in Louisiana was not operational until the first week of October. Triad also sustained various levels of property damage at the facilities in Mississippi and Louisiana. Triad estimates that its third quarter 2005 revenues were reduced by approximately $2.7 million and income from continuing operations was reduced by approximately $1.6 million, or $0.02 per diluted share. At September 30, 2005, Triad had approximately $2.9 million of accrued estimated costs, in addition to costs paid during the quarter, and has recorded an estimated receivable for insurance reimbursement of approximately $3.8 million.

Triad acquired one new hospital by entering into a joint venture with a non-profit partner in the second quarter of 2005 and opened one new hospital in the first quarter of 2005. Triad acquired one hospital in the fourth quarter of 2004 and opened one hospital in the third quarter of 2004. These events affect the comparability of the results of operations for the three and nine months ended September 30, 2005 and 2004.

In the second quarter of 2005, Triad sold to its partner its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona and terminated its lease at one hospital in Lake City, South Carolina. These entities were reclassified as discontinued operations in the second quarter of 2005. In the third quarter of 2005, Triad entered into an agreement to sell its hospital in Searcy, Arkansas. This entity was reclassified as discontinued operations in the third quarter of 2005. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES UPDATE

Revenue Recognition

Beginning in the second quarter of 2005, Triad implemented an additional component to its self-pay discount program. This additional component offers a discount to all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount program reduced revenue by approximately $23.5 million and $41.3 million in the three and nine months ended September 30, 2005 with a similar reduction to the provision for doubtful accounts. Currently, Triad anticipates that the amount of this self-pay discount component in the third quarter of 2005 will continue at this level in the future.

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Triad estimates that reimbursement from government programs will increase approximately 2% to 3% beginning in the fourth quarter of 2005. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future. Triad implemented a new self-pay discount program in the fourth quarter of 2004. The self-pay discount program offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. As discussed previously, Triad implemented an additional component to its self-pay discount program in the second quarter of 2005 which offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Triad’s revenue rate growth was negatively affected by the self-pay discount programs.

Patient volumes, on a same facility basis, increased slightly in 2005 compared to 2004 although volumes decreased in the third quarter of 2005. The reduction in volumes in the third quarter was due primarily to the impact of hurricanes Katrina and Rita, changes in insurance admission criteria at certain Alabama facilities and a shift in admissions from an existing Triad facility to a new Triad facility. Triad anticipates that volumes will increase approximately 2% to 3% per year in the future. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

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

The percentages of patient revenues by provider are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Medicare	31.1%	30.5%	31.3%	30.9%
Medicaid	4.2	5.0	4.8	5.0
Managed care plans	42.7	42.5	42.0	42.2
Other sources	22.0	22.0	21.9	21.9

	100.0%	100.0%	100.0%	100.0%

Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 45% and 48% of patient revenues for the three months ended September 30, 2005 and 2004, respectively, and 46% and 47% of patient revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

Management continues to rationalize its portfolio of facilities. Triad acquired one new hospital by entering into a joint venture with a non-profit entity in the second quarter of 2005 and opened a new hospital in the first quarter of 2005. Triad acquired one hospital in the fourth quarter of 2004 and opened a new hospital in the third quarter of 2004. These facilities increased revenues by $146.5 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Excluding the facility opened in the third quarter of 2004, these facilities increased revenues by $61.2 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Other Trends

Provision for doubtful accounts

Triad estimates its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of Triad’s self-pay discounts has been incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. This process is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. To reflect the potential for further deterioration in historical write-offs, Triad continues to include in its allowance for doubtful accounts approximately $15 million beyond what the AR lookback would require.

Triad has certain facilities that are not included in the AR lookback process due to insufficient historical data. The allowance for doubtful accounts for these facilities is estimated using a variety of other methods. When the historical data is sufficient, these facilities will be converted to the AR lookback process.

The amount of adjusted historical net write-offs remained relatively constant in the third quarter of 2005 compared to the third quarter of 2004 and increased compared to the first and second quarters of 2005. Triad also experienced an increase in its percentage of revenue from uninsured patients in the third quarter of 2005 compared to the third quarter of 2004 and the first and second quarters of 2005. Triad’s provision for doubtful accounts, as a percentage of revenues, was 7.6% in the third quarter of 2005 compared to 11.0% in the third quarter of 2004 and 8.1% in the first nine months of 2005 compared to 10.6% in the first nine months of 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component of the self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $48.6 million in the third quarter of 2005 and $109.3 million in the first nine months of 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 11.2% in the third quarter of 2005 and 10.9% in the first nine months of 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. Triad’s uninsured receivables, as a percentage of billed hospital receivables, decreased to 40.6% at September 30, 2005 compared to 41.5% at December 31, 2004. The aging percentage of uninsured receivables less than 90 days decreased to 32.3% at September 30, 2005 from 33.1% at December 31, 2004. The aging percentage of uninsured receivables less than 90 days at September 30, 2004 was 37.3%. Uninsured receivables increased $27.4 million from December 31, 2004 to September 30, 2005, with the amounts relating to receivables from co-payments and deductibles increasing $30.5 million and the amount relating to receivables from fully uninsured patients decreasing $3.1 million. Total receivables increased $87.7 million over the same time period. Days in accounts receivable increased to 65 days at September 30, 2005 compared to 60 days at December 31, 2004 due to a variety of factors in certain markets, including billing and collection interruption from hurricanes Katrina and Rita, delays in payments from government payers, changes in revenue cycle process and increases in high acuity procedures. The approximate percentages of billed hospital receivables (which is a component of total receivables) are summarized as follows:

	September 30, 2005	December 31, 2004
Insured receivables	59.4%	58.5%
Uninsured receivables	40.6%	41.5%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.7% of billed hospital receivables at both September 30, 2005 and December 31, 2004. Triad maintains an allowance on these receivables for estimated non-conversion. The allowance for non-conversion was approximately 28% at September 30, 2005 and 38% at December 31, 2004.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	September 30, 2005	December 31, 2004
Allowance for doubtful accounts	$274.6	$325.7
Percentage of accounts receivables	26.5%	33.4%

The allowance for doubtful accounts as a percentage of accounts receivable decreased due primarily to the impact of the self-pay discount programs.

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	September 30, 2005	December 31, 2004
0 to 60 days	55.5%	54.7%
61 to 150 days	22.0%	25.1%
151 to 360 days	20.5%	18.9%
Over 360 days	2.0%	1.3%

Total	100.0%	100.0%

Although adjusted historical net write-offs, the percentage of revenue from uninsured patients and the amount of receivables from uninsured patients increased in the third quarter of 2005 compared to the first and second quarters of 2005, Triad is unable to determine if this will continue for the remainder of 2005 and into 2006. If uninsured receivables increase or collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

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

In September 2005, Triad entered into an agreement to sell its hospital in Searcy, Arkansas. Triad reclassified the long-lived assets related to this facility from assets to be held and used to assets to be disposed. As a result of this reclassification, a pre-tax impairment charge of $7.5 million was recorded in discontinued operations during the third quarter of 2005 to reduce the long-lived assets to their selling price, less cost to sell.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of unaudited operating results and key operating statistics from continuing operations for the three and nine months ended September 30, 2005 and 2004 (dollars in millions, except per share amounts and ratios):

	For the three months ended				For the nine months ended
	2005		2004		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$1,185.7	100.0	$1,082.2	100.0	$3,559.3	100.0	$3,217.3	100.0

Salaries and benefits	505.7	42.6	435.9	40.3	1,470.9	41.3	1,297.0	40.3
Reimbursable expenses	12.2	1.1	12.4	1.2	38.8	1.1	38.8	1.2
Supplies	200.7	16.9	179.2	16.6	592.9	16.7	522.2	16.2
Other operating expenses	214.4	18.1	201.8	18.6	649.8	18.3	590.2	18.4
Provision for doubtful accounts	89.6	7.6	118.9	11.0	289.3	8.1	341.1	10.6
Depreciation and amortization	52.4	4.4	46.4	4.3	156.7	4.4	135.2	4.2
Interest expense, net	24.2	2.0	26.4	2.4	77.7	2.2	86.2	2.7
Refinancing transaction costs	—	—	—	—	8.4	0.2	76.0	2.4
ESOP expense	3.7	0.3	2.6	0.2	10.9	0.3	7.6	0.2
(Gain) loss on sales of assets	(0.3)	—	0.1	—	(0.8)	—	(0.2)	—

	1,102.6	93.0	1,023.7	94.6	3,294.6	92.6	3,094.1	96.2

Income from continuing operations before minority interests, equity in earnings and income tax provision	83.1	7.0	58.5	5.4	264.7	7.4	123.2	3.8
Minority interests in (earnings) loss of consolidated entities	(1.8)	(0.2)	1.6	0.1	(8.1)	(0.2)	(1.1)	—
Equity in earnings of affiliates	8.1	0.7	7.2	0.7	27.8	0.8	17.4	0.5

Income from continuing operations before income tax provision	89.4	7.5	67.3	6.2	284.4	8.0	139.5	4.3
Income tax provision	(34.8)	(2.9)	(24.1)	(2.2)	(110.0)	(3.1)	(53.0)	(1.6)

Income from continuing operations	$54.6	4.6	$43.2	4.0	$174.4	4.9	$86.5	2.7

Income per common share from continuing operations
Basic	$0.64		$0.57		$2.16		$1.15
Diluted	$0.63		$0.56		$2.11		$1.13
Number of hospitals at end of period (a)
Owned	50		47		50		47
Managed joint ventures	1		1		1		1

Total	51		48		51		48
Licensed beds at end of period (b)	8,499		7,776		8,499		7,776
Available beds at end of period (c)	7,603		7,034		7,603		7,034
Admissions (d)
Owned	79,145		75,876		242,289		230,023
Managed joint ventures	1,485		1,448		4,377		4,299

Total	80,630		77,324		246,666		234,322
Adjusted admissions (e)	136,506		131,309		412,241		392,020
Adjusted patient days (f)	631,290		603,246		1,924,879		1,823,841
Outpatient visits excluding outpatient surgeries	978,013		923,111		2,901,500		2,694,130
Inpatient surgeries	31,621		30,213		93,072		89,274
Outpatient surgeries	70,677		68,078		209,172		202,689

Total surgeries	102,298		98,291		302,244		291,963
Average length of stay (g)	4.6		4.6		4.7		4.7
Outpatient revenue percentage	45%		48%		46%		47%
Inpatient revenue per admission	7,832		7,023		7,633		7,050
Outpatient revenue per outpatient visit	523		542		535		537
Patient revenue per adjusted admission	8,285		7,866		8,251		7,826
Patient revenue per adjusted patient day	1,791		1,712		1,767		1,682

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
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

Three Months Ended September 30, 2005 and 2004

Income from continuing operations increased to $54.6 million in the three months ended September 30, 2005 from $43.2 million in the three months ended September 30, 2004. Triad’s same facility revenues increased 3.9% in 2005 compared to 2004.

Revenues increased to $1,185.7 million in the three months ended September 30, 2005 compared to $1,082.2 million in the three months ended September 30, 2004. Same facility revenues increased 3.9% in 2005 compared to 2004, which includes $0.4 million in favorable prior year governmental cost report settlements in 2005 compared to $0.3 million in favorable prior year governmental cost report settlements in 2004. Triad estimates that revenues were reduced by approximately $2.7 million at four hospitals from the impact of hurricanes Katrina and Rita. During the third quarter of 2004, Triad recorded approximately $6.6 million in reductions to revenues relating to adjustments in contractual allowances of one facility, relating primarily to corrections of prior periods, in 2004. Same facility patient revenue per adjusted admission increased 5.8% in 2005 compared to 2004 due primarily to increases in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% and reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. Triad estimates that reimbursement from government programs will increase approximately 2% to 3% beginning in the fourth quarter of 2005. In the fourth quarter of 2004, Triad implemented a new self-pay discount program and implemented an additional component to its self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $47.4 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 8.3% and patient revenue per adjusted admission increased 10.5%. Same facility admissions and adjusted admissions decreased 1.4% and 2.0%, respectively, in 2005 compared to 2004. Same facility inpatient surgeries decreased slightly in 2005 compared to 2004. The decrease in volume was due primarily to the impact of hurricanes Katrina and Rita, changes in insurance admission criteria at certain Alabama facilities and a shift in admissions from an existing Triad facility to a new Triad facility. Triad had increases in revenues of $61.2 million, admissions of 4,324, adjusted admissions of 7,947, inpatient surgeries of 1,515, outpatient surgeries of 3,027 and outpatient visits of 50,340 from the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, and the acquisition of one hospital in the fourth quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 42.6% in the three months ended September 30, 2005 from 40.3% in the three months ended September 30, 2004. Excluding the effect on revenues from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 41.0% in 2005. Salaries increased, as a percentage of revenues excluding self-pay discounts, to 32.3% in 2005 compared to 32.2% in 2004. Employee benefits as a percentage of revenue excluding self-pay discounts increased to 7.4% in 2005 compared to 6.9% in 2004 due primarily to increased health benefit costs.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the three months ended September 30, 2005 from 1.2% in the three months ended September 30, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.9% in the three months ended September 30, 2005 from 16.6% in the three months ended September 30, 2004. Excluding the effect on revenues from the self-pay discounts, supplies as a percentage of revenue would have been 16.3% in 2005. Supplies per adjusted admission increased 7.7% from increased usage of drug-coated stents and other implantable devices.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.1% in the three months ended September 30, 2005 from 18.6% in the three months ended September 30, 2004. Excluding the effect on revenues from the self-pay discounts, other operating expenses as a percentage of revenue would have been 17.4% in 2005. Triad’s total insurance costs, on a same facility basis, decreased approximately $6.8 million, or 26.1%, in 2005 compared to 2004.

Provision for doubtful accounts as a percentage of revenues decreased to 7.6% in the three months ended September 30, 2005 compared to 11.0% in the three months ended September 30, 2004. Triad’s adjusted historical net write-offs were relatively constant in 2005 compared to 2004. The amount of adjusted historical net write-offs increased in the third quarter of 2005 compared to the first and second quarters of 2005. Triad also experienced an increase in its percentage of revenue from uninsured patients in the third quarter of 2005 compared to the third quarter of 2004 and the first and second quarters of 2005. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component to its self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $48.6 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 11.2% in 2005. If uninsured receivables increase or the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $52.4 million in the three months ended September 30, 2005 from $46.4 million in the three months ended September 30, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004. Triad received additional information on the fair value and remaining useful life of assets acquired in a recently completed acquisition and adjusted the purchase price, which resulted in a $1.5 million reduction to depreciation in the third quarter of 2005.

Interest expense, which was offset by $3.4 million and $0.6 million of interest income in the three months ended September 30, 2005 and 2004, respectively, decreased to $24.2 million in 2005 compared to $26.4 million in 2004.

Minority interests increased to $1.8 million in the three months ended September 30, 2005 from $(1.6) million in the three months ended September 30, 2004 due to improved earnings at several of Triad’s non-wholly owned facilities. Triad’s minority interests were affected by the acquisition of HCA’s interest in Triad’s acute care hospital in Vicksburg, Mississippi in April 2005.

Equity in earnings of affiliates was $8.1 million in the three months ended September 30, 2005 compared to $7.2 million in the three months ended September 30, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $34.8 million in the three months ended September 30, 2005 compared to $24.1 million in the three months ended September 30, 2004. Triad’s effective tax rate was 38.9% in 2005 compared to 35.8% in 2004. In the third quarter of 2004, Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

Nine Months Ended September 30, 2005 and 2004

Income from continuing operations increased to $174.4 million in the nine months ended September 30, 2005 from $86.5 million in the nine months ended September 30, 2004. Triad’s same facility revenues increased 6.1% in 2005 compared to 2004. Interest expense decreased in 2005 compared to 2004 from the debt refinancing in 2004. Triad incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of its bank credit facility. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8 3/4% senior notes.

Revenues increased to $3,559.3 million in the nine months ended September 30, 2005 compared to $3,217.3 million in the nine months ended September 30, 2004. Same facility revenues increased 6.1% in 2005 compared to 2004, which includes $5.7 million in favorable prior year governmental cost report settlements in 2005 compared to $1.3 million in favorable prior year governmental cost report settlements in 2004. Triad estimates that revenues were reduced by approximately $2.7 million at four hospitals from the impact of hurricanes Katrina and Rita. Same facility patient revenue per adjusted admission increased 5.8% in 2005 compared to 2004 due primarily to increases

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% and reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. Triad estimates that reimbursement from government programs will increase approximately 2% to 3% beginning in the fourth quarter of 2005. In the fourth quarter of 2004, Triad implemented a new self-pay discount program and implemented an additional component to its self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $107.7 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.4% and patient revenue per adjusted admission increased 9.3%. Same facility admissions and adjusted admissions increased 0.8% and 0.3%, respectively, in 2005 compared to 2004. Triad had increases in revenues of $146.5 million, admissions of 10,398, adjusted admissions of 19,412, inpatient surgeries of 3,550, outpatient surgeries of 7,318 and outpatient visits of 119,334 from the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 41.3% in the nine months ended September 30, 2005 from 40.3% in the nine months ended September 30, 2004. Excluding the effect on revenue from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 40.1% in 2005. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 31.3% in 2005 compared to 31.9% in 2004 due primarily to increased productivity. Employee benefits as a percentage of revenue excluding self-pay discounts increased to 7.5% in 2005 compared to 7.2% in 2004 due primarily to increased health benefit costs.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the nine months ended September 30, 2005 from 1.2% in the nine months ended September 30, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.7% in the nine months ended September 30, 2005 from 16.2% in the nine months ended September 30, 2004. Excluding the effect on revenue from the self-pay discounts, supplies as a percentage of revenue would have been 16.2% in 2005. Supplies per adjusted admission increased 8.0% from increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.3% in the nine months ended September 30, 2005 compared to 18.4% in the nine months ended September 30, 2004. Excluding the effect on revenue from the self-pay discounts, other operating expenses as a percentage of revenue would have been 17.7% in 2005. Triad recorded reductions to its estimated liabilities for general and professional insurance as a result of its semi-annual actuarial studies of $10.1 million and $8.7 million in 2005 and 2004, respectively. Including these reductions, Triad’s total insurance costs, on a same facility basis, decreased approximately $10.3 million, or 14.0%, in 2005 compared to 2004. Triad recorded a $2.8 million reduction of a Quorum pre-acquisition liability in 2004 as additional information became available on expected settlements. Triad recorded a $6.4 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 8.1% in the nine months ended September 30, 2005 compared to 10.6% in the nine months ended September 30, 2004. Triad experienced a slight increase in the amount of adjusted historical net write-offs in 2005 compared to 2004. Triad also experienced an increase in its percentage of revenue from uninsured patients in 2005 compared to 2004. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004 and implemented an additional component to its self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $109.3 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.9% in 2005. In the first quarter of 2005, Triad recorded $4.7 million as a change in estimate to its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation due to insufficient historical data. If uninsured receivables increase or the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $156.7 million in the nine months ended September 30, 2005 from $135.2 million in the nine months ended September 30, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Interest expense, which was offset by $5.0 million and $1.7 million of interest income in the nine months ended September 30, 2005 and 2004, respectively, decreased to $77.7 million in 2005 compared to $86.2 million in 2004. This was due primarily to the April 2004 refinancing of Triad’s 8 3/4% senior notes.

Minority interests increased to $8.1 million in the nine months ended September 30, 2005 from $1.1 million in the nine months ended September 30, 2004 due to improved earnings at several of Triad’s non-wholly owned facilities. Triad’s minority interests were affected by the acquisition of HCA’s interest in Triad’s acute care hospital in Vicksburg, Mississippi.

Equity in earnings of affiliates was $27.8 million in the nine months ended September 30, 2005 compared to $17.4 million in the nine months ended September 30, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $110.0 million in the nine months ended September 30, 2005 compared to $53.0 million in the nine months ended September 30, 2004. Triad’s effective tax rate was 38.7% in 2005 compared to 38.0% in 2004. In the third quarter of 2004, Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $351.2 million in the nine months ended September 30, 2005 compared to $281.7 million in the nine months ended September 30, 2004. Accounts receivable increased $90.4 million in 2005 compared to a $10.5 million increase in 2004. Accounts receivable days increased 5 days in 2005 compared to 2004. Payments for accounts payable decreased $35.8 million in 2005 compared to 2004 due to timing of payments. Payments for salaries and payroll taxes decreased $11.3 million in 2005 compared to 2004 due to timing of pay periods. Triad paid $24.0 million in annual incentive payments in 2005 compared to $21.3 million in 2004. Triad also paid $26.3 million in annual retirement plan contributions in 2005 compared to $24.1 million in 2004. Triad paid $76.8 million of income taxes in 2005, which were reduced by $23.6 million of tax benefit from stock option exercises. In 2004, Triad paid $81.8 million of income taxes, of which approximately $15.3 million related to one sales transaction. Triad paid $62.6 million in interest in 2005 compared to $68.3 million in 2004.

Cash used in investing activities was $383.4 million in the nine months ended September 30, 2005 compared to $92.9 million in the nine months ended September 30, 2004. In 2005, Triad paid $161.3 million for acquisitions, related primarily to the formation of a venture in Oklahoma City, Oklahoma. In 2004, Triad received $230.3 million of proceeds primarily from the sales of hospitals in Tucson, Arizona, Alice, Texas and San Leandro, California and two hospitals and three surgery centers in the Kansas City, Missouri area. Capital expenditures were $279.4 million in 2005 compared to $330.4 million in 2004. Approximately $83.7 million of the 2005 capital expenditures was for maintenance capital and approximately $195.7 million was for expansion capital. Triad currently anticipates spending approximately $225 to $275 million on expansion, development, acquisitions and other capital expenditures in the remainder of 2005 and approximately $600 to $700 million in 2006. The amount of capital expenditures in 2005 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash provided by financing activities was $349.3 million in the nine months ended September 30, 2005 compared to cash used in financing activities of $114.4 million in the nine months ended September 30, 2004. In 2005, Triad completed an equity offering for $218.8 million in proceeds before expenses, which is discussed below. In 2005, Triad received net proceeds of approximately $51.5 million from the refinancing of its bank credit agreement, discussed below. Triad received $85.9 million in proceeds from stock option exercises in 2005 compared to $19.3 million in 2004. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily from the tender of its 8 3/4% senior notes. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on hospital sales. Triad received $12.0 million in contributions from minority partners from an equity offering on an existing joint venture in 2005. Triad received a $5.7 million contribution from a minority partner in a newly formed jointly-owned entity in June 2004.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

On June 10, 2005 Triad entered into an amended and restated credit agreement which provides for a six year $500 million Term Loan A facility and a six year $600 million revolving credit line. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on Triad’s total leverage ratio. The Term Loan A facility is subject to scheduled amortization beginning in September 2006. The scheduled amortization of the Term Loan A is as follows (in millions):

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

At September 30, 2005, Triad’s indebtedness consisted of a Term Loan A of $500.0 million bearing interest at LIBOR plus 1.25% (5.09% at September 30, 2005) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At September 30, 2005, Triad had a $600 million revolving credit line which bears interest at LIBOR plus 1.25%. The LIBOR spread will decrease to LIBOR plus 1% in November 2005 for both the Term Loan A and the revolving credit line due to a reduction in Triad’s total leverage. At September 30, 2005, no amounts were outstanding under the revolving credit line although there were $21.8 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon the total leverage of Triad.

Triad’s term loan and revolving credit line are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x at September 30, 2005. Triad’s total leverage ratio at September 30, 2005 was approximately 2.0x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

At September 30, 2005, Triad had working capital of $951.5 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad completed development and began operations of a new hospital in Tucson, Arizona in January 2005. The final cost of this project was approximately $79.0 million.

Triad entered into a joint arrangement with a non-profit entity to build a replacement hospital in Denton, Texas, which was completed and began operations in April 2005. The final cost of the project was approximately $90.6 million, of which Triad funded approximately 80% with the non-profit entity funding the remainder. Triad is also leasing its existing Denton facility to the joint entity.

Triad has commenced development of a replacement acute care hospital in Palmer, Alaska. The anticipated cost of this project is approximately $100 million and completion is expected in the first quarter of 2006. As of September 30, 2005, approximately $67.7 million has been spent on this project.

Triad anticipates that it will construct a replacement facility for its acute care hospital in Springfield, Oregon which could begin in 2007. Currently, the cost of the project has not been finalized.

On April 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Oklahoma City, Oklahoma. Triad contributed approximately $118.6 million, including approximately $16 million for working capital, for an 80% interest in the venture and the non-profit entity contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture.

In April 2005, Triad acquired HCA’s 28.5% interest in Triad’s acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad acquired the remaining minority shareholders’ 0.5% interest in June 2005.

Effective October 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Birmingham, Alabama. Triad acquired the operations and real estate and equipment of the hospital from the non-profit entity for approximately $116 million, including $20 million for working capital, excluding accounts receivable. Triad contributed the hospital to the venture for a 65% interest in the venture. The non-profit entity then contributed $62.5 million in cash for a 35% interest in the venture. The venture anticipates building a replacement facility which Triad would contribute an additional $61.0 million and the non-profit entity would contribute an additional $32.8 million. Triad anticipates the cost of this project will be approximately $250 million.

Triad entered into a non-binding letter of intent to form a venture with a non-profit entity in Clarksville, Tennessee. Triad anticipates that it would be the majority owner in the venture. The non-profit entity would contribute its current operations, including real estate and equipment, to the venture. As part of the proposed transaction, the venture anticipates building a replacement facility. Triad anticipates entering into a definitive agreement during the fourth quarter of 2005.

Triad has entered into a letter of intent to form a venture with a non-profit entity in Massillon, Ohio. Triad would contribute its current hospital in Massillon and approximately $11 million in cash for a 60% interest in the venture and the non-profit entity would contribute its hospital for a 40% interest in the venture. Triad anticipates that a definitive agreement could be completed in the first quarter of 2006.

Triad has entered into an agreement to lease a hospital under construction in Dublin, Ireland. Triad anticipates that the lease would commence in the fourth quarter of 2006.

Triad has entered into a letter of intent to form a venture with a non-profit entity to construct an acute care hospital in Cedar Park, Texas. Triad anticipates the venture will be formed in the fourth quarter of 2005.

Triad has entered into a letter of intent to acquire the operations of an acute care hospital in Erwin, North Carolina. As part of the proposed transaction, Triad would lease the operations of the existing hospital and build a replacement facility for approximately $42 million. Triad anticipates that a definitive agreement could be completed in the second quarter of 2006.

Triad is exploring various other opportunities with non-profit hospitals to become a capital partner to construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $333 million related to these projects. Of this amount, approximately $63 million is anticipated to be expended in the remainder of 2005, $190 million in 2006 and the remainder thereafter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad is exploring the possibility of offering ownership interests in certain of its hospitals to members of the medical staffs of such facilities. Triad anticipates that in the first quarter of 2006 certain of these transactions could close.

On May 3, 2005, Triad completed a transaction whereby it sold to its partner its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona and acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona. Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005. Triad paid approximately $9.3 million for the acquisition of the Tucson ASC.

Triad did not renew its lease relating to an acute care hospital in Lake City, South Carolina. The lease expired on May 31, 2005. Triad reached an agreement in the third quarter of 2005 with the lessor regarding certain amounts due upon termination of the lease which resulted in a payment by Triad of approximately $2.0 million. Triad recognized a pre-tax loss in discontinued operations of approximately $3.1 million related to the lease termination. This facility was reclassified to discontinued operations in the second quarter of 2005 upon lease termination.

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of QHR, in December 2003. As part of the transaction, Triad received a $3.0 million note and the right to an estimated $1.5 million earn out. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earn out and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

In September 2005, Triad entered into an agreement to sell its hospital in Searcy, Arkansas for $15.9 million less net assumed liabilities. The carrying value of this facility, after impairment charges, at September 30, 2005 was $16.0 million. Triad closed on this transaction effective November 1, 2005. The facility was reclassified to discontinued operations in the third quarter of 2005.

The facilities that are included in discontinued operations had revenues of $12.1 million and $30.8 million in the three months ended September 30, 2005 and 2004, respectively, and $63.2 million and $177.3 million in the nine months ended September 30, 2005 and 2004, respectively. These facilities had pre-tax losses of $13.2 million and $6.3 million in the three and nine months ended September 30, 2005, respectively, and pre-tax income of $9.8 million and $95.3 million in the three and nine months ended September 30, 2004, respectively. Pre-tax gain (loss) on sales of assets included in pre-tax income was $(1.5) million and $11.4 million for the three months ended September 2005 and 2004, respectively, and $8.1 million and $95.2 million for the nine months ended September 30, 2005 and 2004, respectively. A pre-tax impairment of long-lived assets of $7.5 million was included in pre-tax income for the three and nine months ended September 30, 2005.

In October 2005, Triad entered into a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for approximately $75 million plus working capital. Triad anticipates that the transaction will close by the end of the fourth quarter of 2005. These facilities will be reclassified to discontinued operations in the fourth quarter of 2005, with prior periods restated. As of September 30, 2005, the carrying value of these facilities’ assets was approximately $44 million. These facilities had revenues of $24.7 million and $28.5 million for the three months ended September 30, 2005 and 2004, respectively, and $78.0 million and $82.5 million for the nine months ended September 30, 2005 and 2004, respectively. Pre-tax income for these facilities was $2.4 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively, and $6.4 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 27.9% at September 30, 2005. At September 30, 2005, the amounts subject to the guarantees were $24.5 million. Triad had $6.8 million reserved at September 30, 2005 for the estimated loan defaults that would be covered under the guarantees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The ultimate amount of the guarantees was $2.5 million at September 30, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The ultimate amount of the guarantees was $2.1 million at September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the SEC amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant-date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad will adopt SFAS 123R beginning January 1, 2006 using the prospective application transition method, but it has not determined which valuation method will be used. Triad currently anticipates that income from continuing operations will be reduced by approximately $18 million to $22 million on an annual basis. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $23.6 million and $6.3 million in the nine months ended September 30, 2005 and 2004, respectively.

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

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad is vigorously defending this matter, it is not yet able to form a view as to any probable liability for any of the claims alleged in the complaint.

Triad’s merger agreement with Quorum will not provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of qui tam litigation or governmental investigation, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

With respect to Triad’s interest-bearing liabilities, approximately $500.0 million of long-term debt at September 30, 2005 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.2 million at September 30, 2005 was subject to fixed rates of interest. The estimated fair value of Triad’s total long-term debt was $1,720.5 million at September 30, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $5.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2005, Triad’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in Triad’s periodic SEC filings.

There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 6: EXHIBITS

Exhibit Number	Description
10.1	Triad Hospitals, Inc. Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10.1 to Triad Hospitals, Inc. Form 8-K filed on August 4, 2005.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: November 4, 2005	By:	/s/ W. STEPHEN LOVE
W. Stephen Love
Senior Vice President, Controller and
Acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Triad Hospitals, Inc. Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10.1 to Triad Hospitals, Inc. Form 8-K filed on August 4, 2005.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.