Form 10-K
period 2005-12-31
TRIAD HOSPITALS INC
filed 2006-03-02
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☒    NO   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO   ☒

At June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4.2 billion based on the closing sale price of $54.64 per share of common stock as reported on the New York Stock Exchange. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of February 15, 2006, 87,284,305 shares of common stock $0.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part III of this Form 10-K.

THIS ANNUAL REPORT ON FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT PURSUANT TO RULE 14a-3(b) OF THE EXCHANGE ACT AND SECTION 203.01 OF THE NEW YORK STOCK EXCHANGE LISTED COMPANY MANUAL.

TRIAD HOSPITALS, INC.

Part I

Item 1.	Business

General

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. As of March 1, 2006, Triad’s hospital facilities include 51 general acute care hospitals and 10 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. These facilities include two acute care hospitals in Ohio and Tennessee that were acquired in 2006 and exclude three hospitals in Arkansas and Texas that were sold in January 2006. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States. The terms “we”, “our”, “the Company”, “us”, and “Triad” refer to the business of Triad Hospitals, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, some of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

In addition to providing capital resources and general management, Triad makes available a variety of management services to its healthcare facilities. These services include ethics and compliance programs, national supply and equipment purchasing, national leasing contracts, accounting, insurance placement, financial and clinical systems, governmental reimbursement assistance, information systems, legal support, personnel management, internal audit, access to regional managed care networks, resource management, and strategic and business planning.

Our Formation

Triad’s healthcare service business previously comprised the Pacific Group business of HCA, Inc. (“HCA”). On May 11, 1999, HCA divested its Pacific Group business to Triad through a spin-off to its stockholders. The spin-off was accomplished by a pro rata distribution of all outstanding shares of Triad common stock to the stockholders of HCA. Triad was incorporated under the laws of the State of Delaware in 1999. Information about certain indemnification and other arrangements entered into by Triad and HCA in connection with the distribution is included in the consolidated financial statements.

On April 27, 2001, Triad completed the merger of Quorum Health Group, Inc. (“Quorum”) with and into Triad for approximately $2.4 billion in cash, stock and assumption of debt. Pursuant to the terms of the merger agreement, each former Quorum shareholder was entitled to receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of Triad common stock.

Triad’s Markets

Most of Triad’s owned facilities are located in two distinct types of markets that are located primarily in the southern, midwestern and western United States. Over seventy percent of Triad’s owned facilities are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. These facilities are usually either the only facility or one of two or three facilities in the community. The remainder of Triad’s owned facilities are located in selected larger urban areas. Currently, Triad owns and operates facilities in 16 states. Over half of Triad’s facilities are located in the states of Alabama, Arkansas, Indiana, and Texas.

Through QHR its separate contract management services and consulting subsidiary, Triad also provides consulting, education, intensive resource and management services to independent hospitals and hospital systems located primarily in non-urban areas throughout the United States.

Small City Markets

Triad believes that the small cities of the southern, midwestern and western United States are attractive to healthcare service providers as a result of favorable demographic, economic and competitive conditions. 36 of the 51 general acute care hospitals that Triad owns and operates are located in these small city markets. Of these, 19 hospitals are located in communities where they are the sole hospital and 17 hospitals are located in communities where they are one of only two or three hospitals. Triad believes that small city markets can support specialty services that generally produce higher revenues than other healthcare services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and Triad believes that it is in a good position to negotiate favorable managed care contracts in these markets.

Triad’s direct competition in these small cities often is limited to a single competitor. Triad believes that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of specialty hospitals and alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans, compared to urban markets.

Selected Larger Urban Markets

Fifteen of the 51 general acute care hospitals that Triad owns and operates are located in selected larger urban markets of the southern, midwestern and western United States. In a majority of these urban markets, Triad believes it has a strong market position on its own or with its non-profit partner. As a result, Triad believes it is in a more favorable position to negotiate with managed care providers.

In addition to the direct competition Triad faces from other healthcare providers in these markets, there are higher levels of managed care penetration in the larger urban markets. In other words, a higher relative proportion of the market population is enrolled in managed care programs such as health maintenance organizations and preferred provider organizations (“HMOs” and “PPOs”, respectively).

Triad’s Mission

Triad’s mission is to continuously improve the quality of healthcare services provided to the communities it serves by creating an environment that fosters physician participation, recognizes the value and contributions of its employees and strives to meet the unique healthcare needs of the local communities. Triad’s objective is to provide quality healthcare services to its communities, while simultaneously generating strong financial performance and appropriate returns to its investors, through disciplined and balanced execution of a comprehensive business strategy that reinforces both quality of care and financial strength.

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

Operating Strategy

The foundation of Triad’s operating strategy is to work cooperatively and collaboratively with physicians, communities and employees in a manner that benefits all constituents. Triad actively involves local providers, local community leaders and employees in critical decision making in order to enhance the quality of physicians’ practices, the quality of the healthcare environment in each community and the professional satisfaction of employees. Triad believes this strategy results in increased volumes, rates and operating margins, and in external development opportunities with not-for-profit hospitals attracted to Triad’s operating strategy. Triad’s collaborative operating strategy has several components:

•	Actively involve healthcare providers in decision making. Triad believes that working cooperatively and collaboratively with physicians to develop and maintain strong, mutually beneficial relationships with them leads to improved physician satisfaction, resource management and quality of care. Triad believes that this results in higher volumes, rates and operating margins and in external development opportunities. To reinforce the collaboration, Triad has established in each market a Physician Leadership Group (“PLG”) consisting of leading physicians who practice at Triad’s local hospitals. Each PLG meets monthly with corporate and hospital management to establish local priorities and address physician concerns. A national PLG, consisting of representatives from the local PLGs, meets regularly with members of Triad’s corporate management to address broader corporate and national objectives. Triad’s corporate management includes a team of experienced physicians who focus entirely on maintaining physician relations. Triad also believes the PLGs generate and facilitate external development opportunities as more physicians and not-for-profit hospitals are able to learn through physician word-of-mouth about Triad’s operating strategy of working collaboratively with providers.

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

•	Actively involve communities in decision making. Triad’s community philosophy is a simple one: our stockholders own the bricks and mortar, but the hospitals effectively “belong” to the communities we serve. Triad seeks to have each community embrace its hospital as an important local asset in order to make the facility successful. To that end, Triad has created for each of its facilities local Boards of Trustees consisting solely of local physicians and community leaders. Triad empowers each local Board of Trustees with responsibilities related to strategic and capital planning and overall supervision of the quality of care provided to the community. By involving local communities in key decisions affecting their hospitals, Triad believes it can achieve higher volumes, rates and operating margins.

•	Actively partner with not-for-profit hospitals. An integral part of Triad’s operating strategy is to be a preferred partner for the not-for-profit hospitals that comprise approximately 85% of the nation’s acute care hospitals. For not-for-profit hospitals, Triad offers three alternatives for potentially improving their performance: capital partnership, contract management and consulting services. Triad believes that these relationships can result in attractive growth opportunities that are consistent with, and that reinforce, the other components of its business strategy.

Triad provides an attractive alternative to not-for-profit hospitals that need capital. Triad can either buy the hospital or partner with the not-for-profit in a joint venture, often for the purpose of developing a new or replacement hospital for the community. Triad believes it often has a competitive advantage over some of its peers and competitors in buying or partnering with not-for-profit hospitals as a result of:

•	its operating strategy of working cooperatively and collaboratively with physicians, employees and communities, which appeals to many not-for-profits;

•	its flexibility regarding shared governance and ownership with not-for-profits through joint ventures with those who prefer to retain some ownership rather than sell; and

•	its QHR management subsidiary’s relationship and reputation with leading not-for-profits nationwide.

Triad also provides management and consulting services through its QHR subsidiary to approximately 180 not-for-profit hospitals in the United States. These are typically independent hospitals in rural communities that Triad believes benefit from the management infrastructure QHR provides, infrastructure that they might not otherwise afford on their own.

Capital Strategy

Triad’s capital strategy consists of the disciplined investment of capital for routine maintenance projects as well as internal and external development projects intended to grow volumes, rates and operating margins. Except for routine maintenance projects, its capital projects are typically projected to generate a return greater than the hurdle rate used by Triad for that project, which is higher than Triad’s weighted average cost of capital. Triad is, however, willing to trade short-term returns for longer-term returns that it believes will be superior.

For existing facilities, Triad typically expects to spend approximately $120 to $140 million annually on routine maintenance capital expenditures for structural and cosmetic repairs at its facilities. Triad also identifies and invests in expansion opportunities where it perceives that demand is not being adequately met due to population growth or insufficient existing healthcare services. Expansion opportunities may include adding beds, adding operating rooms or introducing specialty services in order to meet demand and decrease outmigration.

For external development, Triad pursues potential acquisitions, but only selectively and opportunistically. In situations where sellers are concerned solely with obtaining the highest price, especially in an auction, Triad generally does not have a competitive advantage over others and thus generally does not prevail. However, in situations where sellers also place value on its collaborative culture and strategy, Triad believes it often has a competitive advantage and sometimes can prevail, even in an auction, and even when Triad may not submit the highest financial offer. Triad also builds new hospitals, either on its own or in partnership with not-for-profit hospitals, especially in small city markets and in other markets that tend to be most receptive to its strategy of working collaboratively with providers and communities. Triad also builds replacement facilities for existing facilities, usually by becoming a capital partner with a not-for-profit hospital that lacks capital to rebuild an old or aging facility but has a favorable clinical reputation and market position.

Hospital Operations

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Triad’s hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, certain of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds. Financial information for each of the last three years relating to Triad’s owned operations, including its acute care hospitals and related healthcare entities, is provided in NOTE 17 - SEGMENT INFORMATION to the consolidated financial statements.

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

Hospital Services and Utilization

Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary significantly depending on the type of service, such as medical/surgical, intensive care or psychiatric, the payer and the geographic location of the hospital.

Triad believes that important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, Triad believes that the ability of a hospital to meet the healthcare needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions, market penetration of managed care programs and the availability of reimbursement programs such as Medicare and Medicaid. Utilization across the industry also is being affected by improved treatment protocols as a result of advances in medical technology and pharmacology.

The following table sets forth certain statistics for hospitals owned by Triad for each of the past five years. The comparability of the statistics has been affected by the acquisition of Quorum on April 27, 2001 and additional acquisitions in 2002, 2003 and 2005. Prior years’ statistics have been restated to reflect the reclassification of discontinued operations. See NOTE 4—DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

	Years ended December 31,
	2005	2004	2003	2002	2001
Number of hospitals at end of period (a)	49	46	44	38	36
Number of licensed beds at end of period (b)	8,674	7,475	7,390	6,856	6,586
Weighted average licensed beds (c)	8,111	7,420	6,972	6,713	5,411
Admissions (d)	316,963	296,542	265,820	252,903	202,444
Adjusted admissions (e)	538,635	506,334	449,376	424,877	337,077
Average length of stay (days) (f)	4.7	4.7	4.9	4.9	4.8
Average daily census (g)	4,066	3,771	3,557	3,377	2,645
Occupancy rate (h)	52%	56%	53%	49%	47%

(a)	Number of hospitals excludes discontinued operations and facilities under construction at December 31st of each year. This table does not include any operating statistics for discontinued operations and non-consolidating joint ventures.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the average number of licensed beds weighted based on periods owned.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in Triad’s hospitals.

(g)	Represents the average number of patients in Triad’s hospital beds each day.

(h)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

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

Sources of Revenue for Healthcare Services

Triad receives payment for patient healthcare services from (i) the U.S. government primarily under the Medicare program, (ii) state governments under their respective Medicaid programs, (iii) managed care plans and other private insurers and (iv) directly from patients. The approximate percentages of patient revenues, restated for discontinued operations, of Triad’s facilities from such sources during the periods specified below were as follows:

	Years Ended December 31,
	2005	2004	2003
Medicare	28.9%	28.3%	28.4%
Medicaid	4.0	4.1	4.5
Managed care plans	40.9	40.1	39.3
Uninsured	5.9	7.1	7.5
Other sources	20.3	20.4	20.3

Total	100.0%	100.0%	100.0%

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. All of Triad’s hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital’s customary charges for the services provided. For more detailed information, see “Reimbursement.”

To attract additional volume, most of Triad’s hospitals offer various discounts from established charges to certain large group purchasers of healthcare services, including private insurance companies, employers, and managed care plans. These discount programs limit Triad’s ability to increase charges in response to increasing costs. For more detailed information, see “Competition.”

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. Over the last several years, Triad experienced significant growth in uninsured receivables and deterioration in the collectibility of these receivables. Beginning in the fourth quarter of 2004, Triad implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. Triad implemented an additional component to its self-pay discount program in the second quarter of 2005. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion.

For more information on the reimbursement programs on which Triad’s revenues are dependent, see “Reimbursement.”

Hospital Management Services

QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 180 hospitals as of December 31, 2005. QHR provides management services to independent hospitals and hospital systems under management contracts and also provides selected consulting, educational and related services. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Approximately 70% of these hospitals have fewer than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital’s financial management, the economic and population-related factors affecting the hospital’s market, physician relationships and staffing requirements. Based on the results of its assessment, QHR develops and recommends a management plan to the hospital’s governing board.

To implement the management plan adopted for each hospital, QHR typically provides the hospital with personnel to serve as the hospital’s chief executive officer and chief financial officer. These QHR employees operate under the direction and control of the hospital’s governing body, and the balance of the hospital staff remain employees of the hospital under the control and supervision of the hospital. QHR’s hospital-based team is supported by its regional and corporate management staff. QHR currently has 5 regional offices located throughout the United States. QHR’s regional office staff is experienced in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area.

QHR’s hospital management contracts generally have a term of three to five years and had a renewal rate of approximately 93% in 2005. QHR’s management contract fees are based on amounts agreed upon by QHR and the hospital’s governing body, and generally are not related to the hospital’s revenues or other variables. Under QHR’s hospital management contracts, QHR is not responsible for hospital licensure, certificates of need, liability coverage, capital expenditures or other functions that are normally the responsibility of a hospital’s governing body.

QHR offers consulting and related educational and management services to hospitals that are not part of its contract management program. QHR’s consulting services are directed at many of the operational needs of hospitals, including accounts receivable management, health information management, human resources, facility design and various operational services. QHR also provides consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues. Financial information for each of the last three years relating to Triad’s hospital management services is provided in NOTE 17—SEGMENT INFORMATION to the consolidated financial statements.

Competition

The hospital industry is highly competitive. Triad competes with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. In some cases, competing hospitals are more established than Triad’s hospitals. Certain of these competing facilities, particularly in urban markets, offer services, including extensive medical research and medical education programs, which are not offered by Triad’s facilities. In addition, in certain of the markets where Triad operates, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at Triad’s hospitals. Although some of Triad’s hospitals are located in geographic areas where they are currently the sole provider of general, acute care hospital services in their communities, these hospitals also face competition from other hospitals, including larger tertiary care centers. Despite the fact that these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care incentives or personal choice.

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

State certificate of need laws (“CON laws”), which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Eight states in which Triad operates, Alabama, Alaska, Mississippi, Ohio, Oregon, South Carolina, Tennessee and West Virginia, have CON laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures (including certain acquisitions of facilities) in these states is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

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

One element of Triad’s business strategy is expansion through the acquisition of acute care hospitals in select markets. The competition to acquire hospitals is significant. Triad may acquire or develop, on a selective basis, hospitals that are similar to those currently owned and operated. However, suitable acquisitions may not be accomplished due to unfavorable terms. Triad may also seek to expand through the formation of joint ventures with other providers, including not-for-profit healthcare providers.

Another major factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group healthcare services, such as managed care plans, which attempt to direct and control the use of hospital services and to obtain discounts from hospitals’ established charges. Employers and traditional health insurers are also interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete for service contracts with group healthcare service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

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

Triad, and the healthcare industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and pressures by both private and government payers to control reimbursement rates. As both private and government payers reduce the scope of what may be reimbursed and control reimbursement levels for what is covered, Federal and state efforts to reform the healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in Triad’s facilities, equipment, personnel, rates and/or services in the future.

The hospital industry and Triad’s hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review, patient preference and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. Triad endeavors to meet these challenges by expanding many of its facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new programs and services.

Employees and Medical Staff

At December 31, 2005, Triad had approximately 38,000 employees, including approximately 4,000 part-time employees, as well as approximately 400 employees providing hospital management and consulting services. Employees at three hospitals are currently represented by labor unions. Triad considers its employee relations to be good. While Triad’s non-union hospitals experience union organizational activity from time to time, Triad does not expect such efforts to materially affect its future operations. Triad’s hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

Triad’s hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Physicians generally are not employees of Triad’s hospitals although there are varying levels of employed physicians in certain markets. At December 31, 2005, Triad employed approximately 700 physicians. Some physicians provide services in Triad’s hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of Triad’s hospitals, but admission to the staff must be approved by the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. Members of the medical staffs of Triad’s hospitals located in areas where there are other hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

Triad periodically performs both employee and physician satisfaction surveys. The surveys are used by management to enhance the operating performance of each hospital.

Triad’s Ethics and Compliance Program

It is Triad’s policy that its business be conducted with integrity and in compliance with applicable law. Triad has developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory operations.

This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of Triad’s business and that employees act in full compliance with all applicable laws, regulations and company policies and procedures. Under the ethics and compliance program, Triad provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of Triad’s operations, and develops and implements policies and procedures designed to foster compliance with the law. Triad regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in Triad’s hospitals, as well as a national “hotline” to which employees can report, on an anonymous basis if preferred, any suspected violations. Triad has also established a separate committee of the Board of Directors to monitor the ethics and compliance program.

On November 1, 2001, Triad entered into a five-year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services (the “OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the corporate integrity agreement could subject Triad’s hospitals to substantial monetary penalties. The cost to maintain the compliance program was approximately $4.3 million, $3.1 million and $4.4 million in 2005, 2004 and 2003, respectively. Continuing compliance with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations which could have a material adverse impact on Triad. The compliance measures and reporting and auditing requirements for Triad’s hospitals contained in the integrity agreement include:

•	Continuing the duties and activities of corporate and facility compliance officers and committees and maintaining a written code of conduct and written policies and procedures;

•	Providing general training on the compliance program and the agreement and specific training for the appropriate personnel on billing, coding and cost report issues;

•	Having an independent third party conduct periodic audits of inpatient hospital service coding and laboratory billing;

•	Continuing a confidential disclosure program and compliance hotline and implementing enhanced screening to ensure ineligible employees and contractors are not hired;

•	Reporting substantial overpayment by a Federal healthcare program and probable violations of certain laws, rules and regulations; and

•	Submitting annual reports to the OIG describing the operations of the corporate compliance program for the past year.

Reimbursement

Medicare. Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system (“PPS”) for inpatient hospital services. Specially designated children’s hospitals and certain designated cancer research hospitals are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA limits.

Under PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group (“DRG”). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital’s costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals (and entities outside of the healthcare industry) in purchasing goods and services. For Federal fiscal years 2004 and 2005 the updates were the full market basket. For Federal fiscal year 2006, hospitals generally will receive the full market basket which is 3.7%.

Outpatient services provided at general, acute care hospitals typically are reimbursed under a PPS system for outpatient hospital services (“APCs”). APCs were updated by the full market basket for Federal fiscal years 2004 and 2005. For Federal fiscal year 2006, APCs will be updated by the full market basket index which is 3.7%. Therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare Physician fee schedule.

Payments to PPS-exempt hospitals and units such as inpatient psychiatric hospital services were based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. On November 15, 2004, final rules were issued to convert reimbursement for PPS-exempt psychiatric hospitals and units to a prospective payment system. Reimbursement is based on a prospectively determined per diem for cost reporting periods beginning on or after January 1, 2005. The per diem rules have four tiers, the highest for the first day of the stay, a lower rate for the second through fourth day, a third tier for the fifth through eighth day, and a final tier. The payment system is being phased in over a three-year period. Also, during this period there is a stop loss provision equal to at least 70% of the amount that would have been paid under the reasonable cost reimbursement system. For the year ended December 31, 2005, less than 1% of Triad’s patient revenues were derived from psychiatric services.

Payments for Medicare skilled nursing facility services, home health services, inpatient rehabilitation hospital services and psychiatric hospital services are made under a separate PPS system for each of these services. The updates for 2004 and 2005 were the full market basket. For Federal fiscal year 2006, the rates will be updated by the full market basket index for skilled nursing facility services and inpatient rehabilitation hospital services. The 2006 rate update for home health services is the market basket minus 0.8%. The 2006 rate update for psychiatric hospital services is expected to be the full market basket and would be effective July 1, 2006. There is also consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2005, 20 of Triad’s hospitals operated skilled nursing facilities.

Home health services are reimbursed under a PPS system, although in fiscal year 2003, payments were reduced by approximately 7%. For 2004 through 2006 the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) provides for a reduction in the annual payment update and adds a 5% rural add-on for discharges between April 1, 2004 through March 31, 2005. For the year ended December 31, 2005, less than 1% of Triad’s revenues were derived from home health services.

On November 20, 2004, Congress passed the FY 2005 Omnibus Appropriations bill which included a provision delaying the enforcement of the inpatient rehabilitation facility (“IRF”) 75% rule (the “IRF 75% Rule”). The IRF 75% Rule, implemented in 1983, is one of the key eligibility criteria for IRFs. In May 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that included restrictive changes to the conditions that qualify under the IRF 75% Rule. This rule requires that beginning July 1, 2004, at least 50% of Medicare patients are classified in one of the thirteen medical categories. The Deficit Reduction Act of 2005 (“DRA”) extended by one year the transition back to 75%. The threshold increases to 60% beginning July 1, 2006, 65% on July 1, 2007, and up to the original 75% on July 1, 2008. A hospital not meeting these thresholds will receive reduced payments based on Medicare DRGs instead of IRF payments. Triad currently is in substantial compliance with the provisions of the May 2004 final rule.

Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by Triad, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are 14 rural health clinics affiliated with Triad’s hospitals.

Medicare has special payment provisions for “sole community hospitals.” A sole community hospital is generally the only hospital in at least a 35-mile radius. Seven of Triad’s facilities in continuing operations qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals may include a higher reimbursement rate, which is based on a blend of hospital-specific costs and a national reimbursement rate, and a 90% payment “floor” for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program that provides medical insurance benefits to government employees has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

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

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, increasing the limit on disproportionate share payments that rural hospitals may receive, permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals, and equalizing the DRG base payment rate among hospitals. Triad received additional reimbursement from MMA of $9.5 million in 2004 and $13 million in 2005.

The DRA was signed into law February 8, 2006 and includes provisions that will reduce Medicare and Medicaid spending by $6 billion and $5 billion, respectively, over five years. The Medicare provisions include a one-year extension of the phase-in period related to the IRF 75% Rule, an increase in the reduction in the market basket index for hospitals that do not report required quality information in fiscal year 2007 to 2% from 0.4%, an extension of the APC hold-harmless payments for small rural hospitals, a freeze in physician payments for fiscal year 2006 at current levels and a freeze in payments to home health agencies. The Medicaid provisions include expansion of recipient cost share amounts, extension of the look-back period for asset transfers applicable to long-term care coverage, redistribution of State Children’s Health Insurance Program allotment surpluses and authorization for several demonstration projects to encourage community-based services and provide alternative benefits through health opportunity accounts. Triad does not expect any material impact from the provisions of DRA.

Future legislation may decrease the rate of increase for the Medicare program, which could make it more difficult to grow revenue and to maintain or improve operating margins.

Medicaid. Most state Medicaid payments are made under a PPS, or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. Medicaid is currently funded jointly by the state and the Federal governments. The DRA includes provisions that reduce Medicaid spending by $5 billion over five years. The Federal government and many states may consider further reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by Triad’s hospitals.

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Since virtually all components of the Federal programs covered by cost reports are governed by PPS, cost report settlements are primarily related to disproportionate share reimbursement, Medicare bad debt reimbursement and medical education programs. The Medicare statute provides an additional payment to hospitals that serve a disproportionate share of low-income patients above a minimum threshold defined by program regulations. The Medicare program reimburses hospitals 70% of uncollected Medicare beneficiary deductible and co-payment amounts. In order to qualify for reimbursement, hospitals must meet criteria set out in program regulations related to, among other things, reasonable collection efforts. Hospitals receive reimbursement for both direct graduate medical education and indirect graduate medical education. This reimbursement is based in part on factors as of the end of a particular cost reporting period. Although Triad estimates the amount of reimbursement that will be derived from these items throughout the year, final reimbursement is determined once the audits of the cost reports are completed, at the earliest. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

The due dates for cost reports for cost reporting periods ending after August 31, 2000 were delayed due to CMS not issuing the final payment schedules for APCs. Beginning in October 2002, the final payment schedules for APCs began to be issued for cost reporting periods ended after August 31, 2000. Triad has filed cost reports for these periods. The delay in filing these cost reports extended the time period of final determination of amounts earned. As of December 31, 2005, substantially all of these cost reports had been finalized.

Managed Care. Pressures to control the cost of healthcare have historically resulted in increases in volumes attributable to managed care payers compared to traditional commercial/indemnity insurers. Triad generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, Triad has taken steps to improve its managed care position. See “Business Strategy” for a more detailed discussion of such strategy.

Commercial Insurance. Triad hospitals provide services to some individuals covered by private healthcare insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy.

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

Government Regulation and Other Factors

Licensure, Certification and Accreditation. Healthcare facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of Triad’s healthcare facilities are properly licensed under appropriate state laws.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. Triad operates in eight states (Alabama, Alaska, Mississippi, Ohio, Oregon, South Carolina, Tennessee and West Virginia) that require CON approval to expand certain acute care hospital services. Such laws generally require state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

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

The Federal False Claims Act and Similar State Laws. A trend affecting the healthcare industry today is the increased use of the Federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The DRA includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. From time to time, companies in the healthcare industry, including Triad, may be subject to actions under the False Claims Act. For a more complete discussion of litigation brought against Triad under the False Claims Act, see “Governmental Investigations.”

Federal and State Fraud and Abuse. Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a Federal healthcare program (the “Anti-Kickback Statute”). In addition to felony criminal penalties (fines up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal healthcare programs.

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

As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently, there are safe harbors for various activities, including, but not limited to investment interest, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, employees, investments in group practices, and ambulatory surgery centers. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement unlawful under the Anti-Kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities.

Triad has a variety of financial relationships with physicians who refer patients to Triad’s hospitals. Triad also has contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements. Triad also provides financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by Triad’s hospitals. A number of Triad’s freestanding surgery centers have physician investors and physicians own interests in several of Triad’s hospitals. Some of the arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-Kickback Statute will not determine that any of these arrangements violate the Anti-Kickback Statute or other Federal or state laws.

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created civil penalties for conduct including improper coding and billing for unnecessary goods and services. HIPAA also broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including certain inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

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

Corporate Practice of Medicine. Some of the states in which Triad operates have laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of a physician’s license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although Triad exercises care to structure its arrangements with healthcare providers to comply with the relevant state law, and believes such arrangements comply with applicable laws in all material respects, there can be no assurance that governmental officials charged with responsibility for enforcing these laws will not assert that Triad, or certain transactions in which it is involved, is in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the interpretations of Triad.

Healthcare Reform. Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Proposals that have been considered or could be considered in the future include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, incentives for so-called “health savings accounts”, requirements that hospitals publicly report certain quality indicators, payment reforms such that providers’ payments would be linked to quality and performance, proposals to permit hospitals to enter into gainsharing arrangements with physicians, medical malpractice tort reform, and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to healthcare providers such as hospitals. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

Administrative Simplification. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. CMS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically, which required compliance by October 16, 2003. CMS also released final regulations relating to adoption of standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information and required compliance by April 2003. The regulations under HIPAA establishing standards to protect the security of health-related information required compliance by April 2005. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. Triad is currently in compliance with the HIPAA regulations.

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

Revenue Ruling 98-15. During March 1998, the Internal Revenue Service (“IRS”) issued guidance regarding the tax consequences of certain joint ventures between for-profit and not-for-profit hospitals. Interpretation of the tax ruling could limit joint venture development with not-for-profit hospitals.

Environmental Matters. Triad is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Triad does not expect that it will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

Insurance. As is typical in the healthcare industry, Triad is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. There can be no assurance that such insurance will continue to be available at reasonable prices which will allow Triad to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad elected to obtain insurance coverage on a claims-incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers, which is subject to certain deductibles which Triad considers to be reasonable. For the facilities acquired in the Quorum transaction, Triad obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to Triad’s existing coverage on August 1, 2001.

Triad has recorded an estimated liability for deductibles related to general and professional liability risks of approximately $145 million at December 31, 2005. Any losses incurred in excess of amounts maintained under insurance policies will be funded from working capital. There can be no assurance that the cash flow of Triad will be adequate to provide for professional and general liability claims in the future. See “NOTE 1 – ACCOUNTING

POLICIES – Self-Insured Liability Risks” in the consolidated financial statements for a more detailed discussion of such arrangements.

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

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and Triad intends to vigorously contest the appeal. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

Triad’s merger agreement with Quorum will not provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of qui tam litigation or governmental investigations, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. Triad may not know about such investigations or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Available Information and NYSE Certification

Triad files annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials Triad files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Corporate Internet Website

Triad’s corporate website address is http://www.triadhospitals.com. Annual reports, quarterly reports, current reports and any amendments to those reports filed with the SEC are available free of charge through the website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on such website does not constitute part of this Annual Report on Form 10-K.

Stock Transfer Agency

National City Bank, Dept. 3116

Corporate Trust Administration

629 Euclid Avenue, Suite 635

Cleveland, OH 44114

Questions and inquiries via telephone or email:

(800) 622-6757

shareholder.inquiries@nationalcity.com

Stock Listing

Triad’s common stock is listed on the New York Stock Exchange under the symbol “TRI.”

CEO and CFO Certifications

Triad has submitted to the New York Stock Exchange the certification of our Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Triad has filed with the SEC the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors

You should carefully consider the risks described in this Form 10-K before making an investment decision. These risks are not the only ones facing Triad. Additional risks and uncertainties not currently known to Triad or that it currently deems to be immaterial also may materially and adversely affect Triad’s business operations. Any of these risks could materially and adversely affect Triad’s business, financial condition or results of operations.

Our substantial leverage could have a significant effect on our operations.

We are a highly leveraged company. As of December 31, 2005, our consolidated long-term debt equaled approximately $1.7 billion. As of December 31, 2005, we also were able to draw upon a revolving line of credit in an aggregate principal amount of up to $600.0 million, and there were no amounts outstanding. We had $19.6 million of letters of credit issued as of December 31, 2005 that reduced amounts available under the line of credit. We also have the ability to incur significant amounts of additional debt, subject to the conditions imposed by the terms of our credit facility and the indentures governing our outstanding debt securities.

Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences, including the following:

•	The terms of our existing debt obligations contain, and the terms of any future debt obligations may contain, numerous financial and other restrictive covenants, which, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately.

•	We may be more vulnerable in the event of downturns in our businesses, in our industry, in the economy generally or if the government implements further limitations on reimbursement under Medicare and Medicaid.

•	We may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may be required to dedicate a substantial portion of our cash flow to the payment of principal and interest of our indebtedness, which could reduce the amount of funds available for operations.

•	Any borrowings we may make at variable interest rates leave us vulnerable to increases in interest rates generally.

A significant portion of our revenues is dependent on Medicare and Medicaid payments, and reductions in Medicare or Medicaid payments or the implementation of other measures to reduce reimbursements may reduce our revenues.

A significant portion of our revenues is derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. We derived approximately 32.9% and 32.4% of our revenues from the Medicare and Medicaid programs for the years ended December 31, 2005 and 2004, respectively.

In recent years, legislative changes have resulted in limitations on, and, in some cases, reduced levels of payment and reimbursement for, a substantial portion of hospital procedures and costs. Other legislative changes have altered the method of amounts and payment for various services under the Medicare and Medicaid programs. In addition, the fiscal year 2006 budget contemplated, among other things, an approximate $10 billion reduction in Medicaid spending over five years. The DRA resulted in an $11 billion reduction in Medicare and Medicaid spending over five years. In addition, the fiscal year 2007 budget contemplates, among other things, an approximate $36 billion reduction in Medicare spending over five years. Moreover, as a result of budgetary constraints, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

We believe that hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under Medicare or Medicaid. Future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs may have a material adverse effect on our business, financial condition, results of operations or prospects.

Our revenues and profitability may be constrained by future cost containment initiatives undertaken by purchasers of healthcare services.

The competitive position of our hospitals is also affected by the increasing number of initiatives undertaken during the past several years by major purchasers of healthcare, including Federal and state governments, insurance companies, and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, which may result in reduced hospital revenue growth. In addition, private payers increasingly are attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as HMOs and PPOs. An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. Managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments that we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenues and profitability.

We conduct business in a heavily regulated industry; changes in or violations of regulations may result in increased costs or sanctions that could reduce our revenue and profitability.

The healthcare industry is subject to extensive Federal, state and local law and regulations relating to:

•	licensure and certificate of need requirements;

•	conduct of operations;

•	ownership of facilities;

•	addition of facilities and services;

•	financial relationships with physicians and other referral sources;

•	confidentiality, maintenance and security issues associated with medical records;

•	billing for services; and

•	prices for services.

These laws and regulations are extremely complex and subject to interpretation. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In certain public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged.

We have a variety of financial relationships with physicians who refer patients to our hospitals. We have contracts with physicians providing services under a variety of financial arrangements such as employment contracts, leases and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. Several of the freestanding surgery centers affiliated with us have physician investors. In several of our locations, physicians have acquired ownership interests in hospitals and other healthcare providers in which we own a majority interest. Some of our arrangements with our physicians do not expressly meet the requirements for safe harbor protection.

A determination that we have violated any of these laws could subject us to liability including:

•	criminal penalties;

•	civil sanctions, including civil monetary penalties; and

•	exclusion from participation in government programs such as Medicare and Medicaid or other Federal healthcare programs.

Consequently, a determination that we have violated these laws, or even a public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly.

We have experienced deterioration in the collectibility of uninsured accounts receivable and we may continue to experience such deterioration in the future.

We record our accounts receivable at the estimated net realizable amount, and maintain allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Doubtful Accounts” for a discussion of our allowance for doubtful accounts methodology. We have experienced growth in our uninsured receivables. Uninsured receivables are comprised of fully uninsured receivables, for which each patient is responsible for the entire bill, and receivables for deductibles and co-insurance, which are amounts due from insured patients after insurance pays. We believe that the growth in uninsured receivables for deductibles and co-insurance resulted from changes in employer health plans that have increased the amount of out-of-pocket expenditures required to be paid by employees. We also experienced an increase in managed care revenues, as a percentage of total revenues, in the fourth quarter of 2005, which increased the amount of deductibles and co-insurance. We have also experienced growth and deterioration in fully uninsured receivables, which we believe resulted from weak economic conditions and rising healthcare costs. We may have greater amounts of uninsured receivables in the future and if the collectibility of those uninsured receivables deteriorates, increases in our allowance for doubtful accounts may be required, which could materially adversely impact our operating results and financial condition.

Our self-pay discount program could reduce our profitability.

We implemented a self-pay discount program in the fourth quarter of 2004 offering discounts to uninsured patients based on personal financial criteria and means testing. In the second quarter of 2005, we implemented an additional component to this program offering a discount to all uninsured patients based on the lowest managed care discount at each hospital. These programs reduced revenues by approximately $9.7 million in 2004 and $147.6 million in 2005, which we believe resulted in a similar reduction to the provision for doubtful accounts in both periods. We believe that these programs did not have a significant impact on our earnings per share or cash flow. Although we do not yet have sufficient experience with these programs to conclusively determine the ongoing impact on our results of operations, we believe that the amount of self-pay discounts will be approximately $160 million to $180 million per year in the future. If our provision for doubtful accounts does not decrease in an amount similar to the reduction in our revenue from the self-pay discount program, our profitability and cash flow could decline.

Our future success depends on our ability to maintain good relationships with the physicians at our hospitals.

Because physicians generally direct the majority of hospital admissions, our success has been, in part, dependent upon the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of the physicians at our hospitals and our ability to maintain good relations with physicians. Physicians are generally not employees of the hospitals at which they practice and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. If we are unable to successfully maintain good relationships with physicians, our hospitals’ admissions may decrease and our operating performance may decline.

Our revenues and earnings are heavily concentrated in Texas, Indiana, Alabama and Arkansas, which makes our revenues and earnings particularly sensitive to economic and other changes in these states.

For the year ended December 31, 2005, our

•	Texas facilities generated approximately 16.2% of revenues and 10.8% of income from continuing operations before income tax provision;

•	Indiana facilities generated approximately 16.2% of revenues and 52.7% of income from continuing operations before income tax provision;

•	Alabama facilities generated approximately 12.0% of revenues and 17.0% of income from continuing operations before income tax provision; and

•	Arkansas facilities generated approximately 9.3% of revenues and 4.9% of income from continuing operations before income tax provision.

Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in Texas, Indiana, Alabama or Arkansas could have a material adverse effect on our business, financial condition, results of operations or prospects.

We depend heavily on our senior and local management personnel, and the loss of the services of one or more of our key senior management personnel or key local management personnel could weaken our management team and our ability to deliver healthcare services efficiently.

We are dependent upon the services and management experience of James D. Shelton, Chairman and Chief Executive Officer, and other of our executive officers. If Mr. Shelton or any of our other executive officers were to resign their positions or otherwise be unable to serve, our management could be weakened and our operating results could be adversely affected. In addition, our success depends on our ability to attract and retain local managers at our hospitals and related facilities, the ability of our officers and key employees to manage growth successfully and our ability to attract and retain skilled employees. If we are unable to attract and retain local management, our operating performance could decline.

Our success depends on our ability to attract and retain qualified healthcare professionals, and a shortage of qualified healthcare professionals in certain markets could weaken our ability to deliver healthcare services efficiently.

In addition to the physicians and management personnel whom we employ, our operations are dependent on the efforts, ability and experience of our other healthcare professionals, such as nurses, pharmacists and lab technicians. Nurses, pharmacists, lab technicians and other healthcare professionals are generally our employees. Our future success will be influenced by our ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of our key employees, or the inability to attract and retain sufficient numbers of qualified healthcare professionals could cause our operating performance to decline.

Our business and results of operations could suffer if access to our existing information systems is interrupted or if our planned conversion to new information systems is not successfully implemented.

Our business depends significantly on effective information systems to process clinical and financial information. Under a contract expiring in May 2008, HCA provides financial, clinical, patient accounting and network information services to us. If our access to these systems is interrupted, our operations could suffer. Moreover, we may be unable to integrate new information systems into our existing systems on a timely and cost-effective basis when required by changing industry and regulatory standards and evolving technologies.

In January and February 2006, we entered into agreements to replace our current information technology systems and services with new, outsourced clinical, revenue cycle and enterprise resource planning systems. The conversion from our current information systems is expected to cost approximately $330 million and take approximately four years to complete. Our business and results of operations could be materially adversely affected if the conversion is not successfully completed, if we encounter unanticipated delays or increased costs during the conversion process, or if the new information systems do not meet our expectations. In any such event, we may be required to incur an impairment charge that could have a material adverse effect on our financial results and prospects.

We face competition from other hospitals and healthcare providers, which may result in a decline in our revenues, profitability and market share.

The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. In some cases, competing hospitals are more established than our hospitals. Certain of these competing facilities, particularly in urban markets, offer services, including extensive medical research and medical education programs, which are not offered by our facilities. Some of the hospitals that compete with us are owned or operated by tax-supported governmental bodies or by private not-for-profit entities supported by endowments and charitable contributions, which can finance capital expenditures on a tax-exempt basis and are exempt from sales, property and income taxes. In some of these markets, we also face competition from other providers such as outpatient surgery, orthopedic, oncology and diagnostic centers.

Although some of our hospitals operate in geographic areas where we are currently the sole provider of general acute care hospital services, these hospitals also face competition from other hospitals, including larger tertiary care centers. Despite the fact that these competing hospitals may be as far as 30 to 50 miles away, patients in these markets increasingly may migrate to these competing facilities as a result of local physician referrals, managed care plan incentives or personal choice.

Our healthcare consulting business competes in a fragmented industry for the small percentage of hospitals managed by hospital management companies. Competitors include large, national firms such as the national accounting firms, specialized healthcare firms, and numerous independent practitioners. Furthermore, some hospitals choose to obtain management services from the many large, tertiary care facilities that create referral networks with smaller surrounding hospitals. As a result, hospitals have various alternatives to the management services currently offered by us.

The intense competition we face from other healthcare providers and other firms may result in a decline in our revenues, profitability and market share.

We may have difficulty implementing our business strategy of growth through acquisitions and joint ventures and we may have difficulty effectively integrating future acquisitions and joint ventures into our ongoing operations. We also may have difficulty acquiring hospitals from not-for-profit entities due to increased regulatory scrutiny.

One element of our business strategy is expansion through the acquisition of acute care hospitals or the formation of joint ventures in selected markets. The competition to acquire hospitals and form joint ventures in the markets that we target are significant, and we may not be able to consummate suitable transactions on terms favorable to us if other healthcare companies, including those with greater financial resources than ours, are competing for the same target businesses. In order to consummate future acquisitions or joint ventures, we may be required to incur or assume additional indebtedness. We may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or we may be required to borrow at higher rates and on less favorable terms. Additionally, we may not be able to effectively integrate the facilities that we acquire with our ongoing operations.

Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we have policies to conform the practices of acquired facilities to our standards, and generally will seek indemnification from prospective sellers covering these matters, we may become liable for past activities of acquired businesses.

Many states have enacted or are considering enacting laws affecting sales, leases or other transactions in which control of not-for-profit hospitals is acquired by for-profit entities. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific legislation governing these transactions may exercise authority based upon charitable trust and other existing law. The increased legal and regulatory review of these transactions involving the change of control of not-for-profit entities may increase the costs required, or limit our ability, to acquire not-for-profit hospitals and may affect our ability to exercise existing purchase options for hospitals under hospital lease arrangements.

We may be subject to liabilities because of litigation and investigations that could have a material adverse effect on our operations.

We are defendants in various lawsuits and the subject of governmental investigations. As a company in the healthcare industry, we are subject to the increased use of the qui tam, or whistleblower, provisions of the Federal False Claims Act. These provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government, such as when an entity knowingly submits a false claim for reimbursement to the Federal government. An entity found liable under the False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus certain civil penalties. A number of states have adopted their own false claims provisions and whistleblower provisions. If we incur material liabilities as a result of litigation, including qui tam actions, or governmental investigation, these matters could have a material adverse effect on our business, financial condition, results of operations or prospects. See NOTE 16 - CONTINGENCIES to the consolidated financial statements for a discussion of litigation and governmental investigations relating to our business.

At this time we cannot predict the final effect or outcome of the ongoing litigation or investigations. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then we may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

From time to time, we may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. We may not know about those investigations or about qui tam actions filed against us unless and to the extent such matters are unsealed. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

If we fail to comply with our corporate integrity agreement, we could be required to pay significant monetary penalties.

On November 1, 2001, we entered into a five-year corporate integrity agreement with the OIG and agreed to maintain our compliance program in accordance with the corporate integrity agreement. This obligation could result in greater scrutiny by regulatory authorities. Violations of the corporate integrity agreement could subject our hospitals to substantial monetary penalties. Complying with the corporate integrity agreement may impose expensive and burdensome requirements on certain operations, which could have a material adverse impact on us.

We may be subject to liabilities because of claims arising from our hospital management activities.

We may be subject to liabilities from the activities or omissions of the employees of hospitals we manage or our employees in connection with the management of such hospitals. Recently, we and other hospital management companies have been subject to complaints alleging that these companies violated laws on behalf of hospitals they managed. In some cases, plaintiffs brought actions against the management company instead of, or in addition to, their individually managed hospital clients for these violations. Our hospital management contracts generally require the hospitals we manage to indemnify us against certain claims and maintain specified amounts of insurance. However, our managed hospitals or other third parties may not indemnify us against losses we incur arising out of the activities or omissions of the employees of the hospitals we manage. If we are held liable for amounts exceeding the limits of insurance coverage or for claims outside the scope of that coverage or any indemnity, or if any indemnity agreement is determined to be unenforceable, then any such liability could adversely affect our business, results of operations and financial condition.

We may be subject to general liabilities or liabilities because of claims brought against our hospitals, we could experience rising malpractice insurance premiums, and our insurance carriers could become insolvent.

In recent years, plaintiffs have brought actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involved large claims and significant defense costs. We maintain professional malpractice liability and general liability insurance coverage, subject to certain deductibles, to cover claims arising out of the operations of our hospitals. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims could be denied. While our professional and other liability insurance have been adequate in the past to provide for liability claims, such insurance may not be available for us to maintain adequate levels of insurance. Moreover, healthcare providers in the industry have experienced significant increases in the premiums for malpractice insurance in the past, and such costs may rise in the future. Malpractice insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable deductible amounts. In addition, because of the significant increase in medical malpractice insurance premiums in certain states, we may encounter difficulty recruiting and retaining physicians or continuing to provide certain services at our hospitals. In addition, one or more of our insurance carriers may become insolvent and unable to fulfill its obligation to defend, pay or reimburse us when that obligation becomes due.

In addition, we self-insure portions of our workers’ compensation, health insurance, and general and professional liability insurance coverage and maintain excess loss policies. The liabilities estimated for these self-insured portions are based on actuarially determined estimates which are based on a number of factors including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Moreover, any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in a decrease in income.

We could incur substantial liability if our spin-off from HCA was found to be taxable.

On March 30, 1999, HCA received a private letter ruling from the IRS concerning the United States Federal income tax consequences of the spin-off of LifePoint Hospitals, Inc. and us by HCA and the restructuring transactions that preceded the spin-off. The private letter ruling provided that the spin-off generally was tax-free to HCA and HCA’s stockholders, except for any cash received instead of fractional shares. The IRS has issued additional private letter rulings that supplement its March 30, 1999 ruling, including supplemental rulings stating that the Quorum merger and certain other transactions occurring subsequent to the spin-off do not adversely affect the private letter rulings previously issued by the IRS. The March 30, 1999 ruling and the supplemental rulings are based upon the accuracy of representations as to numerous factual matters and as to certain intentions of HCA, LifePoint and us. The inaccuracy of any of those representations could cause the IRS to revoke all or part of any of the rulings retroactively.

If the spin-off were to fail to qualify for tax-free treatment, then, in general, additional corporate tax, which would be substantial, would be payable by the consolidated group of which HCA is the common parent. Each member of HCA’s consolidated group at the time of the spin-off, including us, would be jointly and severally liable for this tax liability. In addition, we entered into a tax sharing and indemnification agreement with HCA and LifePoint, which prohibits us from taking actions that could jeopardize the tax treatment of either the spin-off or the restructuring transactions that preceded the spin-off, and requires us to indemnify HCA and LifePoint for any taxes or other losses that result from our actions, which amounts could be substantial. If we are required to make any indemnity payments or otherwise are liable for additional taxes relating to the spin-off, our results of operations could be materially adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the hospitals owned by Triad as of December 31, 2005.

Facility Name	City	State	Licensed Beds
Montclair Baptist Medical Center (1)	Birmingham	AL	560
Flowers Hospital	Dothan	AL	235
Medical Center Enterprise	Enterprise	AL	131
Gadsden Regional Medical Center	Gadsden	AL	346
Crestwood Medical Center	Huntsville	AL	120
Jacksonville Medical Center	Jacksonville	AL	89
Valley Hospital (2)	Palmer	AK	40
Northwest Medical Center of Benton County	Bentonville	AR	128
Medical Center of South Arkansas (3)	El Dorado	AR	166
Medical Park Hospital (4)	Hope	AR	79
National Park Medical Center	Hot Springs	AR	166
Willow Creek Women’s Hospital	Johnson	AR	30

NEA Medical Center (5)	Jonesboro	AR	104
St. Mary’s Regional Medical Center	Russellville	AR	170
Northwest Medical Center of Washington County	Springdale	AR	222
Northwest Medical Center	Tucson	AZ	300
Northwest Medical Center Oro Valley	Tucson	AZ	96
Bluffton Regional Medical Center	Bluffton	IN	79
Dupont Hospital (6)	Fort Wayne	IN	86
Lutheran Hospital	Fort Wayne	IN	402
St. Joseph’s Hospital	Fort Wayne	IN	191
Dukes Memorial Hospital	Peru	IN	50
Kosciusko Community Hospital	Warsaw	IN	72
Women & Children’s Hospital	Lake Charles	LA	84
Wesley Medical Center	Hattiesburg	MS	211
River Region Health System	Vicksburg	MS	372
Carlsbad Medical Center	Carlsbad	NM	127
Lea Regional Medical Center	Hobbs	NM	250
MountainView Regional Medical Center	Las Cruces	NM	168
Mesa View Regional Hospital	Mesquite	NV	25
Barberton Citizens Hospital (7)	Barberton	OH	311
Doctors Hospital of Stark County	Massillon	OH	166
Claremore Regional Hospital	Claremore	OK	89
Deaconess Hospital (8)	Oklahoma City	OK	322
SouthCrest Hospital	Tulsa	OK	180
Woodward Regional Hospital (9)	Woodward	OK	87
Willamette Valley Medical Center	McMinnville	OR	80
McKenzie-Willamette Medical Center (10)	Springfield	OR	114
Carolinas Hospital System – Florence	Florence	SC	372
Mary Black Memorial Hospital (11)	Spartanburg	SC	209
Abilene Regional Medical Center	Abilene	TX	187
Brownwood Regional Medical Center (12)	Brownwood	TX	216
College Station Medical Center	College Station	TX	150
Navarro Regional Hospital	Corsicana	TX	162
Presbyterian Hospital of Denton (13)	Denton	TX	245
Longview Regional Medical Center	Longview	TX	166
Woodland Heights Medical Center	Lufkin	TX	146
Pampa Regional Medical Center (4)	Pampa	TX	115
San Angelo Community Medical Center	San Angelo	TX	168
DeTar Healthcare System	Victoria	TX	328
Gulf Coast Medical Center (4)	Wharton	TX	161
Greenbrier Valley Medical Center	Ronceverte	WV	122

(1)	A wholly-owned subsidiary of Triad owns a 65% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.

(2)	A wholly-owned subsidiary of Triad holds a 76.2% interest in, and is the manager of, the entity owning this facility. This facility was closed and replaced with a 74-bed replacement hospital, Mat-Su Regional Medical Center, in January 2006.

(3)	A wholly-owned subsidiary of Triad holds a 50% interest in a non-consolidated entity which owns and operates this facility. Triad is the manager of this facility.

(4)	Triad sold this facility effective January 1, 2006. This facility was classified as discontinued operations at December 31, 2005.

(5)	A wholly-owned subsidiary of Triad holds a 60.0% interest in, and is the manager of, the entity owning this facility.

(6)	A wholly-owned subsidiary of Triad holds a 72.3% interest in, and is the manager of, the entity owning this facility.

(7)	A wholly-owned subsidiary of Triad holds a 93.5% interest in, and is the manager of, the entity owning this facility.

(8)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility.

(9)	This facility is held pursuant to an operating lease with an initial term of 20 years and a renewal term of 20 years.

(10)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.

(11)	A wholly-owned subsidiary of Triad holds a 91.8% interest in, and is the manager of, the entity owning this facility.

(12)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.

(13)	A wholly-owned subsidiary of Triad owns an 80% interest in, and is the manager of, the entity owning this facility.

Effective February 1, 2006, a joint venture in which a wholly-owned subsidiary of Triad owns an interest of approximately 59% acquired Massillon Community Hospital, a 256-bed facility in Massillon, Ohio. The joint venture also acquired Doctors Hospital in Stark County, a 166-bed facility in Massillon, Ohio, from a wholly-owned subsidiary of Triad.

Effective February 1, 2006, a wholly-owned subsidiary of Triad acquired an 80% interest in an entity which owns Gateway Medical Center, a 206-bed facility in Clarksville, Tennessee.

In addition to the hospitals listed in the table above, as of December 31, 2005, Triad operated 10 ambulatory surgery centers. Medical office buildings also are operated in conjunction with Triad’s hospitals. These office buildings are primarily occupied by physicians who practice at Triad’s hospitals.

The following table lists the hospitals owned by joint venture entities in which Triad is the minority owner and the percentage ownership interest as of December 31, 2005. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26%)	Las Vegas	NV	274
Valley Health System LLC	Desert Springs Hospital (28%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (28%)	Las Vegas	NV	409
Valley Health System LLC	Spring Valley Hospital Medical Center (28%)	Las Vegas	NV	176

Triad’s corporate headquarters are located at 5800 Tennyson Parkway, Plano, TX 75024 in an office building consisting of approximately 150,000 square feet of space leased pursuant to an agreement that expires in June 2013. The telephone number for Triad’s corporate headquarters is (214) 473-7000.

QHR leases regional offices located throughout the United States.

Triad’s hospitals and other facilities are suitable for their respective uses and are, in general, adequate for Triad’s present needs.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part II.

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Triad’s common stock is listed and traded on the New York Stock Exchange under the symbol “TRI”. The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for Triad’s common stock for the years ended December 31, 2004 and 2005.

	High	Low
2004
First Quarter	$37.45	$29.95
Second Quarter	37.23	30.90
Third Quarter	38.00	31.50
Fourth Quarter	37.37	31.88
2005
First Quarter	$50.10	$36.01
Second Quarter	56.05	47.32
Third Quarter	55.06	44.25
Fourth Quarter	44.75	39.23

At the close of business on February 15, 2006 there were approximately 6,944 holders of record of Triad’s common stock.

Triad has not paid any dividends on its shares of common stock and is restricted from paying dividends by certain indebtedness covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information regarding Triad’s equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Triad’s consolidated financial statements and related notes to the consolidated financial statements, which are included in this Annual Report on Form 10-K for the years ended December 31, 2005, 2004 and 2003. Selected financial data has been restated for all periods presented to reflect discontinued operations. See NOTE 4 - DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$4,747.3	$4,218.0	$3,550.6	$3,145.3	$2,309.5
Income from continuing operations (a)	229.4	132.0	97.0	128.5	18.4
Net income (b)	226.0	191.0	95.2	141.5	2.8
Basic earnings per share:
Income from continuing operations	$2.80	$1.76	$1.32	$1.79	$0.32
Net income	$2.76	$2.54	$1.29	$1.97	$0.04
Shares used in computing basic earnings per share (in millions)	82.0	75.2	73.5	71.7	57.7
Diluted earnings per share:
Income from continuing operations	$2.74	$1.72	$1.29	$1.72	$0.30
Net income	$2.70	$2.49	$1.26	$1.89	$0.05
Shares used in computing diluted earnings per share (in millions)	83.6	76.6	75.4	75.0	61.1
Financial Position:
Assets	$5,736.9	$4,981.4	$4,735.4	$4,381.6	$4,165.3
Long-term debt, including amounts due within one year	1,703.5	1,667.0	1,758.0	1,689.1	1,770.1
Working capital	958.6	593.6	593.3	618.6	610.1
Capital expenditures	393.7	436.0	281.1	296.6	200.6
Operating Data:
Number of hospitals at end of period (c)	49	46	44	38	36
Number of licensed beds at end of period (d)	8,674	7,475	7,390	6,856	6,586
Weighted average licensed beds (e)	8,111	7,420	6,972	6,713	5,411
Number of available beds at end of period (f)	7,773	6,766	6,683	6,232	5,888
Admissions (g)	316,963	296,542	265,820	252,903	202,444
Adjusted admissions (h)	538,635	506,334	449,376	424,877	337,077
Average length of stay (days) (i)	4.7	4.7	4.9	4.9	4.8
Average daily census (j)	4,066	3,771	3,557	3,377	2,645
Occupancy rate (k)	52%	56%	53%	49%	47%

(a)	Includes charges related to impairment of long-lived assets of $1.9 million ($1.2 million after tax benefit) for the year ended December 31, 2001.

(b)	Includes charges related to impairment of long-lived assets of discontinued operations of $7.5 million ($4.7 million after tax benefit), $18.5 million ($12.4 million after tax benefit) and $21.2 million ($19.9 million after tax benefit) for the years ended December 31, 2005, 2003 and 2001, respectively, in addition to the items referenced in (a).

(c)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations and non-consolidating joint ventures.

(d)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(e)	Represents the average number of licensed beds, weighted based on periods owned.

(f)	Available beds are those beds a facility actually has in use.

(g)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(h)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(i)	Represents the average number of days admitted patients stay in Triad’s hospitals.

(j)	Represents the average number of patients in Triad’s hospital beds each day.

(k)	Represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Triad is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. As of March 1, 2006, Triad’s hospital facilities include 51 general acute care hospitals and 10 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. These facilities include two acute care hospitals in Ohio and Tennessee that were acquired in 2006 and exclude three hospitals that were sold in January 2006. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly-owned subsidiary, QHR, Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States.

Triad’s general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers operated by Triad. In addition, some of Triad’s general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

In the third quarter of 2005, Triad’s hospitals and ambulatory surgery centers in Hattiesburg, Mississippi, Lake Charles, Louisiana, Victoria, Texas and Wharton, Texas were directly and indirectly impacted by hurricanes Katrina and Rita. Triad had to evacuate the aforementioned facilities in Louisiana and Texas and these facilities were not operational for three to eight days during the quarter. The facility in Louisiana was not operational until the first week of October. Triad also sustained various levels of property damage at the facilities in Mississippi and Louisiana. Triad estimates that its 2005 revenues were reduced by approximately $2.5 million and income from continuing operations was reduced by approximately $1.5 million, or $0.02 per diluted share. At December 31, 2005, Triad had approximately $0.4 million of accrued estimated costs, in addition to costs paid, and has recorded an estimated receivable for insurance reimbursement of approximately $3.1 million, of which an interim settlement of $0.8 million was received in 2005.

Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the second quarter and fourth quarter of 2005 and opened one new hospital in the first quarter of 2005. Triad acquired one hospital in the fourth quarter of 2004 and opened one hospital in the third quarter of 2004. During the fourth quarter of 2003, Triad acquired seven new hospitals, either by acquiring all of the assets of the hospital, leasing the existing facility or entering into joint ventures with non-profit partners. One of the hospitals acquired in 2003 was sold in 2005, as discussed below. These events affect the comparability of the results of operations for the years ended December 31, 2005, 2004 and 2003.

In the second quarter of 2005, Triad sold to its partner its 51% interest in its freestanding ambulatory surgery centers in Phoenix, Arizona and terminated its lease at one hospital in Lake City, South Carolina. These entities were reclassified as discontinued operations in the second quarter of 2005. In the third quarter of 2005, Triad entered into an agreement to sell its hospital in Searcy, Arkansas. This entity was reclassified as discontinued operations in the third quarter of 2005. In the fourth quarter of 2005, Triad entered into a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas. These entities were reclassified as discontinued operations in the fourth quarter of 2005, and the transaction was completed in January 2006. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications.

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

•	the highly competitive nature of the healthcare business,

•	the efforts of insurers and other payers, healthcare providers and others to contain healthcare costs,

•	possible changes in Medicare, Medicaid and other government programs that may limit reimbursements to healthcare providers,

•	changes in Federal, state or local regulations affecting the healthcare industry,

•	the possible enactment of Federal or state healthcare reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers from Triad,

•	the successful implementation of Triad’s new information technology system,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of Triad common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geo-political events,

•	future acquisitions, joint venture developments or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of Triad’s business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	potential adverse impact of known and unknown government investigations,

•	timeliness of reimbursement payments received under government programs, and

•	other risk factors described in this report.

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

Critical Accounting Policies and Estimates

Triad’s discussion and analysis of its financial condition and results of operations are based upon Triad’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Triad to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, Triad evaluates its estimates, including those related to third-party payer discounts, allowance for doubtful accounts, property and equipment, intangible assets, goodwill, income taxes, self-insured liability risks and contingencies and litigation. Triad bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Triad believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Triad’s healthcare facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided. Triad has multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systemically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the expected reimbursement amounts, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances for non-government payers have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation, and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Triad’s facilities have cost reporting year ends throughout Triad’s fiscal year. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Triad had $10.9 million, $2.9 million and $18.0 million of favorable prior year governmental cost report settlements in the years ended December 31, 2005, 2004 and 2003, respectively.

Beginning in the fourth quarter of 2004, Triad implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. This self-pay discount program reduced revenue by approximately $85.7 million and $9.7 million in 2005 and 2004, respectively, which Triad believes resulted in a similar reduction to the provision for doubtful accounts. Currently, Triad anticipates that the amount of this self-pay discount component in 2005 will continue in the future.

Triad implemented an additional component to its self-pay discount program during the second quarter of 2005. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount reduced revenues by approximately $61.9 million in 2005 which Triad believes resulted in a similar reduction to the provision for doubtful accounts. Currently, Triad anticipates that the amount of this self-pay discount component will be approximately $80 to $90 million per year in the future.

Allowance for Doubtful Accounts

The largest component of Triad’s allowance for doubtful accounts on patient accounts receivable is from uninsured accounts. These include both amounts due from fully uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. To improve upfront collections, Triad endeavors to collect the uninsured portion of amounts due at the time of or prior to the scheduled admission or procedure. To facilitate the upfront collection process, Triad has instituted an incentive program for its employees which is based on the amount of upfront cash collections on uninsured accounts. Triad’s policy is to write off accounts after all collection efforts have failed, typically no longer than one year after date of discharge.

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. This process, or “AR lookback”, is performed each quarter. The AR lookback is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. In the fourth quarter of 2005, the AR lookback process reflected a favorable estimation of the required allowance for doubtful accounts. Management determined that the favorable allowance estimation determined through the AR lookback process was overly optimistic because the self-pay discounts appeared to skew the results. Therefore, management relied more on the other analytical methods to determine the appropriate allowance. After reviewing these other analytical methods, management recorded an allowance of approximately 62% of discounted uninsured receivables. Using this methodology, the allowance for doubtful accounts, which includes $15 million that was recorded in the third quarter of 2003, is more than the AR lookback process would have required. Triad will continue to perform the AR lookback process quarterly, but management anticipates that it will be 18 to 24 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs. As such, management plans to rely primarily on other analytical methods to establish its allowance for doubtful accounts until the impact of the self-pay discounts is fully incorporated into the historical write-offs. A one percentage point change in estimate of the allowance as a percentage of uninsured receivables would change pre-tax income by approximately $4.5 million, or $0.03 per diluted share. If payers’ ability to pay deteriorates, additional allowances may be required.

Triad has certain facilities that are not included in the AR lookback process due to insufficient historical data. The allowance for doubtful accounts for these facilities was estimated using a variety of other analytical methods. When the historical data is sufficient, these facilities will be converted to the AR lookback process. In the fourth quarter of 2005, the allowance for doubtful accounts for these facilities was calculated using the same method as discussed above.

Property, Equipment and Amortizable Intangible Assets

Triad evaluates the carrying value of long-lived assets, long-lived assets to be disposed of, and amortizable intangible assets and recognizes impairment losses when the fair value is less than the carrying value. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and amortizable intangible assets to be held and used might be impaired, Triad prepares projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. The fair value of assets held for sale is determined using estimated selling values. If the estimated selling value is less than the recorded amount, an impairment charge would be required. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required.

Goodwill

Triad reviews goodwill for impairment annually during the fourth quarter or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined as one level below an operating segment. Triad has determined that its reporting units for its owned operations segment are at the division level. Triad estimated fair values of the reporting units using discounted projected future cash flows with a discount rate of 8.5% for hospital operations. Impairment is recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit. The calculations of fair value are subject to a variety of assumptions, including projected cash flows and discount rates. The calculated fair values were well in excess of the carrying values of each division and an increase in the discount rate of one percentage point would not result in any impairments. If projected future cash flows become less favorable than those projected by management, impairments may be required.

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

Despite Triad’s belief that its tax return positions are accurate and supportable, Triad recognizes that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, Triad establishes tax reserves, based on management’s judgment, and adjusts the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Generally, the establishment of tax reserves increases the income tax provision in the reporting period in which such tax reserves are established. Any unfavorable adjustments to the tax reserves increase the income tax provision in that reporting period and any favorable adjustments to the tax reserves decrease the income tax provision in that reporting period. Triad established a tax reserve through goodwill from the purchase accounting entries for the Quorum acquisition. Any adjustment to this tax reserve would increase or decrease the value of the acquired goodwill instead of the income tax provision.

Self-Insured Liability Risks

Triad self-insures portions of its workers’ compensation, health insurance and general and professional liability insurance coverage and maintains excess loss policies. The liabilities estimated for these self-insured portions are based on actuarially determined estimates prepared on a semi-annual basis, except for health insurance which is prepared quarterly. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in an adjustment to income.

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

Results of Operations

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Triad’s reimbursement from government programs increased approximately 2% to 3% beginning in the fourth quarter of 2005. Triad anticipates same facility revenue rate growth of 5% to 6% in 2006. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future. Triad implemented a self-pay discount program in the fourth quarter of 2004 that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. Triad implemented an additional component to its self-pay discount program in the second quarter of 2005 which offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Triad’s revenue rate growth was negatively affected by the self-pay discount programs.

Patient volumes, on a same facility basis, increased slightly in 2005 compared to 2004. Volumes in 2005 were affected by the impact of hurricanes Katrina and Rita, changes in insurance admission criteria at certain Alabama facilities and a shift in admissions from an existing Triad facility to a new Triad facility. Triad anticipates that volumes will increase approximately 2% to 3% per year in the future. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees by negotiating discounted amounts that they will pay healthcare providers rather than by paying standard prices. The percentage of revenues from uninsured patients was affected by the self-pay discounts. Excluding the impact of the self-pay discounts, revenues from uninsured patients would have increased in 2005 compared to 2004.

The percentages of patient revenues by provider are as follows:

	For the years ended December 31,
	2005	2004	2003
Medicare	28.9%	28.3%	28.4%
Medicaid	4.0	4.1	4.5
Managed care plans	40.9	40.1	39.3
Uninsured	5.9	7.1	7.5
Other sources	20.3	20.4	20.3

	100.0%	100.0%	100.0%

Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

MMA was signed into law on December 8, 2003. In addition to creating a new Medicare prescription drug benefit, MMA provides for a number of other significant changes in the Medicare program. These changes include a reduction in the annual update for ambulatory surgery center payments from April 2004 through the third quarter of 2005 and no payment update for the fourth quarter of 2005 through 2009. MMA also provides for reductions in the annual update in home health agency payments for 2004 through 2006, and for a reduction in the annual update for inpatient hospital payments from 2005 through 2007 for hospitals that do not submit to the Medicare program quality reporting data specified under the National Voluntary Hospital Reporting Initiative. MMA also includes a number of provisions designed to increase Medicare payments to small urban and rural hospitals, including increasing the limit on disproportionate share payments that rural hospitals may receive, permitting an adjustment to the calculation of the standardized payment to benefit hospitals in low-wage areas, such as rural hospitals, and equalizing the DRG base payment rate among hospitals. Triad received an additional $13 million and $9.5 million in reimbursement from MMA in 2005 and 2004, respectively.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the healthcare industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues as a percentage of patient revenues were 45%, 47% and 46% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Management believes that the proper response to these challenges includes the delivery of a broad range of quality healthcare services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians with the strategic support of corporate management.

Management continues to rationalize its portfolio of facilities. Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the second quarter and fourth quarter of 2005 and opened one new hospital in the first quarter of 2005. During 2004, Triad acquired one hospital and opened a new hospital. The facilities acquired and opened in 2005 and 2004 increased revenues by $254.3 million in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Triad disposed of two hospitals and its interest in a freestanding ambulatory center venture and determined that three additional hospitals would be designated as held for sale, which were sold in 2006. These facilities were reclassified as discontinued operations in 2005. In 2004, Triad sold two hospitals it leased to HCA and sold two additional hospitals. These four hospitals were reclassified as discontinued operations in 2004. In 2003, Triad disposed of its interest in one entity and determined that two hospitals would be designated as held for sale, which were sold in 2004. These three entities were reclassified as discontinued operations in the fourth quarter of 2003. Triad’s results of operations and statistics for prior periods have been restated to reflect these reclassifications. These facilities had revenues of $169.3 million, $315.5 million, and $415.5 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Other Trends

Provision for doubtful accounts

In the fourth quarter of 2005, the AR lookback process reflected a favorable estimation of the required allowance for doubtful accounts. Management determined that the favorable allowance estimation determined through the AR lookback process was overly optimistic because the self-pay discounts appeared to skew the results. Therefore, management relied more on other analytical methods to determine the appropriate allowance. After reviewing these other analytical methods, management recorded an allowance of approximately 62% of discounted uninsured receivables. Using this methodology, the allowance for doubtful accounts at December 31, 2005, which includes $15 million that was recorded in the third quarter of 2003, was more than the AR lookback process would have required. Triad will continue to perform the AR lookback process quarterly, but management anticipates it will be 18 to 24 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs. As such, management plans to rely primarily on other analytical methods to establish its allowance for doubtful accounts until the impact of the self-pay discounts is fully incorporated into the historical write-offs.

The amount of Triad’s historical write-offs increased in 2005 compared to 2004. Triad also experienced an increase in its percentage of revenue from uninsured patients, excluding self-pay discounts in 2005 compared to 2004. Triad’s provision for doubtful accounts, as a percentage of revenues, was 8.5% in 2005 compared to 10.1% in 2004. As discussed previously, Triad implemented a self-pay discount program in the fourth quarter of 2004 and implemented an additional component of the self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced provision for doubtful accounts by approximately $147.6 million in 2005 and $9.7 million in 2004. Excluding this impact, the provision for doubtful accounts as a percentage of revenue would have been 11.3% in 2005 and 10.3% in 2004. In 2005, Triad recorded $4.7 million as a change in estimate to increase its provision for doubtful accounts at certain facilities that are not included in the AR lookback calculation.

Triad’s uninsured receivables as a percentage of billed hospital receivables decreased to 39.5% at December 31, 2005 from 41.0% at December 31, 2004. The decrease in the percentage of uninsured receivables is due, in part, to the impact of the self-pay discount programs. Uninsured receivables increased approximately $68.6 million in 2005, with the amounts relating to receivables from co-payments and deductibles increasing $45.8 million and the amount relating to receivables from fully uninsured patients increasing $22.8 million. Total billed receivables increased $207.7 million over the same time period. In 2005, ten hospitals changed the revenue cycle process for writing off accounts to conform to Triad’s standards, which have accounts age after placement with a primary collection agency instead of writing the account off at that point in time. Co-payments and deductibles have increased, in part, from changes in employer health plans, whereby employees are responsible for a greater portion of services. The increase in accounts receivable was also affected by the acquisition of two hospitals during 2005. The amounts of the increases in 2005 from these facilities are as follows:

Co-payments and deductibles	$16.8 million
Fully uninsured	$12.8 million
Total billed	$102.4 million

Days in accounts receivable increased to 66 days at December 31, 2005 from 60 days at December 31, 2004. Days in accounts receivable decreased to 60 days at December 31, 2004 from 61 days at December 31, 2003. Management’s target days in accounts receivable were 60 and 58 days at December 31, 2005 and 2004, respectively. Days in accounts receivable increased, in part, due to the revenue cycle process changes discussed above. Triad has also experienced an increase in high acuity procedures, which typically have a longer payment timeframe. Days in accounts receivable was impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues in the fourth quarter of 2005. Managed care payers typically are slower payers than governmental payers. Also impacting days in accounts receivable was timing of claims billed and processed at Women and Children’s Hospital in Lake Charles, Louisiana as a result of Hurricane Rita. The decrease in 2004 resulted from a slight reduction in uninsured patient volume, improvement in Medicare receivables and continued conversion of acquired hospitals to Triad’s collection standards. Days in accounts receivable is calculated by dividing patient receivables, excluding cost report receivables/payables, less allowance for doubtful accounts by the most recent three month period’s daily patient revenue, excluding prior year cost report settlements, less provision for doubtful accounts.

The approximate percentage of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	December 31, 2005	December 31, 2004
Insured receivables	60.5%	59.0%
Uninsured receivables	39.5%	41.0%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.4% and 4.8% of billed hospital receivables at December 31, 2005 and December 31, 2004, respectively. Triad maintains a contractual allowance on these receivables. The allowance was approximately 42% at December 31, 2005 and 34% at December 31, 2004.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	December 31, 2005	December 31, 2004
Allowance for doubtful accounts	$292.8	$311.3
Percentage of accounts receivables	26.8%	32.9%

The allowance for doubtful accounts as a percentage of accounts receivable decreased due primarily to the impact of the self-pay discount programs. Triad estimates that the allowance for doubtful accounts percentage of accounts receivables, excluding the self-pay discounts, would have been approximately 36.0% at December 31, 2005 and 33.6% at December 31, 2004.

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2005	December 31, 2004
0 to 60 days	55.4%	55.0%
61 to 150 days	22.4%	25.1%
151 to 360 days	20.7%	18.7%
Over 360 days	1.5%	1.2%

Total	100.0%	100.0%

The percentages have been restated for reclassifications to discontinued operations.

The increase in the older aging categories is primarily from the revenue cycle changes discussed previously.

Although historical write-offs, the percentage of revenue from uninsured patients and the amount of receivables from uninsured patients increased in 2005, Triad is unable to determine if this will continue in 2006. If uninsured receivables increase or collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Impairments of long-lived assets

Two of Triad’s hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2005. Currently, the probability-weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable. If the probabilities assigned to the future cash flows change or the projections of future cash flows deteriorate, then impairment of these assets may be required.

Triad’s hospital in Lake City, South Carolina was operated under a lease, which expired on May 31, 2005. Triad chose not to renew the lease and did not continue operating this facility. The termination of the lease changed the classification of the long-lived assets from assets to be held and used to assets to be disposed. This facility’s long-lived assets of $1.0 million were written off during the second quarter of 2005 in discontinued operations.

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

Information Systems Conversion

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology services costs. The conversion costs to replace the current information systems will be approximately $330 million of the total contract value. Triad anticipates that the agreements will incrementally increase operating expenses over the first three to four years of the contract. Triad anticipates that diluted earnings per share will be reduced by approximately $0.08 in 2006 as a result of these agreements.

Operating Results Summary

Following are comparative summaries of results from continuing operations for the years ended December 31, 2005, 2004 and 2003. Dollars are in millions, except per share amounts and statistics.

	Years Ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$4,747.3	100.0	$4,218.0	100.0	$3,550.6	100.0

Salaries and benefits	1,940.2	40.8	1,695.4	40.2	1,446.0	40.7
Reimbursable expenses	51.1	1.1	51.1	1.2	51.6	1.4
Supplies	801.3	16.9	692.4	16.4	556.4	15.7
Other operating expenses	874.0	18.4	781.2	18.6	663.2	18.7
Provision for doubtful accounts	403.3	8.5	427.2	10.1	360.6	10.2
Depreciation and amortization	205.9	4.3	178.6	4.3	158.8	4.5
Interest expense, net	101.6	2.2	111.1	2.6	131.0	3.7
Refinancing transaction costs	8.4	0.2	76.0	1.8	39.9	1.1
ESOP expense	14.1	0.3	10.3	0.2	8.5	0.2
Gain on sales of assets	(0.4)	—	—	—	(1.4)	—

	4,399.5	92.7	4,023.3	95.4	3,414.6	96.2

Income from continuing operations before minority interests, equity in earnings and income tax provision	347.8	7.3	194.7	4.6	136.0	3.8
Minority interests in earnings of consolidated entities	(11.5)	(0.2)	(1.4)	—	(0.3)	—
Equity in earnings of affiliates	35.0	0.7	20.5	0.5	25.4	0.7

Income from continuing operations before income tax provision	371.3	7.8	213.8	5.1	161.1	4.5
Income tax provision	(141.9)	(3.0)	(81.8)	(2.0)	(64.1)	(1.8)

Income from continuing operations	$229.4	4.8	$132.0	3.1	$97.0	2.7

Income per common share from continuing operations
Basic	$2.80		$1.76		$1.32
Diluted	$2.74		$1.72		$1.29
Number of hospitals at end of period (a)
Owned and managed	48		45		43
Joint ventures	1		1		1

Total	49		46		44
Licensed beds at end of period (b)	8,674		7,475		7,390
Available beds at end of period (c)	7,773		6,766		6,683
Admissions (d)
Owned and managed	316,963		296,542		265,820
Joint ventures	5,724		5,750		5,722

Total	322,687		302,292		271,542
Adjusted admissions (e)	538,635		506,334		449,376
Adjusted patient days (f)	2,522,032		2,356,449		2,194,898
Outpatient visits excluding outpatient surgeries	3,833,307		3,530,312		3,168,078
Inpatient surgeries	123,850		116,212		102,304
Outpatient surgeries	277,421		265,094		230,828

Total surgeries	401,271		381,306		333,132
Average length of stay (g)	4.7		4.7		4.9
Outpatient revenue percentage	45%		47%		46%
Inpatient revenue per admission	$7,817		$7,146		$6,828
Outpatient revenue per outpatient visit	$537		$539		$488
Patient revenue per adjusted admission	$8,423		$7,940		$7,482
Patient revenue per adjusted patient day	$1,799		$1,706		$1,532
Gross patient revenues (in millions)	$13,411		$11,226		$8,819

(a)	Number of hospitals exclude discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and the joint ventures, except for admissions for the joint ventures.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Available beds are those beds a facility actually has in use.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s hospitals and is used by management and certain investors as a general measure of inpatient volume.

(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days an admitted patient stays in Triad’s hospitals.

Restated Quarterly Operating Results

Following are 2005 quarterly results from continuing operations, restated for reclassifications of discontinued operations (in millions, except per share amounts and statistics). See NOTE 4 - DISCONTINUED OPERATIONS in the consolidated financial statements for a more detailed description.

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$1,153.1	$1,167.3	$1,160.9	$1,266.0

Salaries and benefits	459.3	482.9	494.1	503.9
Reimbursable expenses	13.6	13.0	12.2	12.3
Supplies	190.1	196.0	198.0	217.2
Other operating expenses	208.7	216.1	208.9	240.3
Provision for doubtful accounts	105.7	90.2	84.6	122.8
Depreciation and amortization	48.6	53.5	51.3	52.5
Interest expense, net	26.5	27.0	24.2	23.9
Refinancing transaction costs	—	8.4	—	—
ESOP expense	3.3	3.9	3.7	3.2
(Gain) loss on sale of assets	0.3	(0.8)	(0.3)	0.4

	1,056.1	1,090.2	1,076.7	1,176.5

Income from continuing operations before minority interests, equity in earnings and income tax provision	97.0	77.1	84.2	89.5

Minority interests in earnings of consolidated entities	(3.6)	(2.7)	(1.8)	(3.4)
Equity in earnings of affiliates	10.1	9.6	8.1	7.2

Income from continuing operations before income tax provision	103.5	84.0	90.5	93.3
Income tax provision	(39.6)	(32.8)	(35.2)	(34.3)

Income from continuing operations	$63.9	$51.2	$55.3	$59.0

Income per common share from continuing operations
Basic	$0.82	$0.64	$0.65	$0.69
Diluted	$0.80	$0.62	$0.64	$0.68
Number of hospitals at end of period
Owned and managed	46	47	47	48
Joint ventures	1	1	1	1

Total	47	48	48	49

Licensed beds at end of period	7,612	8,048	8,144	8,674
Available beds at end of period	6,872	7,224	7,281	7,773
Admissions:
Owned and managed	79,796	78,417	76,944	81,806
Joint ventures	1,473	1,419	1,485	1,347

Total	81,269	79,836	78,429	83,153
Adjusted admissions	133,399	134,144	132,641	138,451
Adjusted patient days	627,855	627,069	614,495	652,440
Outpatient visits excluding outpatient surgeries	927,900	953,568	957,415	994,424
Inpatient surgeries	29,215	30,950	30,984	32,701
Outpatient surgeries	65,685	70,373	69,438	71,925

Total surgeries	94,900	101,323	100,422	104,626
Average length of stay	4.7	4.7	4.6	4.7
Outpatient revenue percentage	46%	46%	45%	45%
Inpatient revenue per admission	$7,430	$7,747	$7,893	$8,191
Outpatient revenue per outpatient visit	$547	$535	$522	$545
Patient revenue per adjusted admission	$8,247	$8,333	$8,343	$8,757
Patient revenue per adjusted patient day	$1,752	$1,783	$1,801	$1,858
Gross patient revenues (in millions)	$3,221	$3,281	$3,269	$3,640
Self-pay discounts (in millions)	$17.2	$39.0	$46.2	$45.2

Years Ended December 31, 2005 and 2004

Income from continuing operations increased to $229.4 million in the year ended December 31, 2005 from $132.0 million in the year ended December 31, 2004. Triad’s same facility revenues increased 6.5% in 2005 compared to 2004. Interest expense decreased in 2005 compared to 2004 from Triad’s debt refinancing in 2004. Triad incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of its bank credit facility. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8 3/4% senior notes.

Revenues increased to $4,747.3 million in the year ended December 31, 2005 compared to $4,218.0 million in the year ended December 31, 2004. Same facility revenues increased 6.5% in 2005 compared to 2004, which includes $10.9 million and $2.9 million in favorable prior year governmental cost report settlements in 2005 and 2004, respectively. Triad estimates that revenues were reduced by approximately $2.5 million at four hospitals from the impact of hurricanes Katrina and Rita. Same facility patient revenue per adjusted admission increased 6.5% in 2005 compared to 2004 due primarily to increases in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% in 2005 compared to 2004. Reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. In the fourth quarter of 2004, Triad implemented a self-pay discount program and implemented an additional component to its self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $136.3 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.8% and patient revenue per adjusted admission increased 9.8%. Same facility admissions and adjusted admissions increased 0.7% and 0.2%, respectively, in 2005 compared to 2004. Triad had increases in revenues and selected statistics, shown in the table below, from the acquisition of one hospital in the fourth quarter of 2005, the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Revenues	$254.3 million
Admissions	18,495
Adjusted admissions	30,901
Inpatient surgeries	6,812
Outpatient surgeries	13,220
Outpatient visits	221,260

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 40.8% in the year ended December 31, 2005 from 40.2% in the year ended December 31, 2004. Excluding the effect on revenue from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 39.6% in 2005. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 31.2% in 2005 compared to 32.0% in 2004 due primarily to increased productivity. Employee benefits as a percentage of revenue excluding self-pay discounts increased to 7.2% in 2005 compared to 7.0% in 2004 due primarily to increased health benefit costs.

Reimbursable expenses as a percentage of revenues decreased to 1.1% in the year ended December 31, 2005 from 1.2% in the year ended December 31, 2004. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2005 compared to 2004, while revenues increased.

Supplies as a percentage of revenues increased to 16.9% in the year ended December 31, 2005 from 16.4% in the year ended December 31, 2004. Excluding the effect on revenue from the self-pay discounts, supplies as a percentage of revenue would have been 16.4% in 2005. Supplies per adjusted admission increased 8.8% from increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.4% in the year ended December 31, 2005 compared to 18.6% in the year ended December 31, 2004. Excluding the effect on revenue from the self-pay discounts, other operating expenses as a percentage of revenue would have been 17.8% in 2005. Insurance costs, as a percent of revenue excluding self-pay discounts, decreased to 1.7% in 2005 compared to 2.3% in 2004. Triad’s insurance costs, on a same facility basis, decreased approximately $15.7 million, or 16.4%, in 2005 compared to 2004 primarily from a decrease in general and professional insurance costs. Triad has experienced a substantial increase in its utility costs in the fourth quarter of 2005. Triad’s utility costs increased, on a same facility basis, $5.0 million, or 30.5% in the fourth quarter of 2005. Triad anticipates that these costs will remain at these increased levels in 2006. Triad recorded a $2.8 million reduction of a Quorum pre-acquisition liability in 2004 as additional information became available on expected settlements. Triad recorded a $6.7 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 8.5% in the year ended December 31, 2005 compared to 10.1% in the year ended December 31, 2004. As discussed previously, Triad implemented a self-pay discount program in the fourth quarter of 2004 and implemented an additional component to its self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $147.6 million in 2005 and $9.7 million in 2004. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been approximately 11.3% in 2005 and 10.3% in 2004. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If uninsured receivables increase or the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $205.9 million in the year ended December 31, 2005 from $178.6 million in the year ended December 31, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004.

Interest expense, which was offset by $9.0 million and $2.6 million of interest income in the years ended December 31, 2005 and 2004, respectively, decreased to $101.6 million in 2005 compared to $111.1 million in 2004. This was due primarily to the April 2004 refinancing of Triad’s 8 3/4% senior notes. Triad’s interest income increased in 2005 compared to 2004 due to increased cash from the equity offering discussed below.

Minority interests increased to $11.5 million in the year ended December 31, 2005 from $1.4 million in the year ended December 31, 2004 due to improved earnings at several of Triad’s non-wholly owned facilities. Triad’s minority interests were affected by its acquisition of HCA’s interest in Triad’s acute care hospital in Vicksburg, Mississippi.

Equity in earnings of affiliates was $35.0 million in the year ended December 31, 2005 compared to $20.5 million in the year ended December 31, 2004 due primarily to improved earnings at Triad’s non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $141.9 million in the year ended December 31, 2005 compared to $81.8 million in the year ended December 31, 2004. Triad’s effective tax rate was 38.2% in 2005 compared to 38.3% in 2004. In the third quarter of 2004, Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Triad’s effective tax rate is also affected by nondeductible ESOP expense.

Years Ended December 31, 2004 and 2003

Income from continuing operations increased to $132.0 million in the year ended December 31, 2004 from $97.0 million in the year ended December 31, 2003. Triad’s same facility revenues increased 8.8% in 2004 compared to 2003. Triad also had a $63.9 million increase in its allowance for doubtful accounts in 2003. Triad incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of its 8 3/4% senior notes and $39.9 million of refinancing transaction costs in 2003 relating to the repayment of its 11% senior subordinated notes. Supplies increased as a percentage of revenues in 2004 compared to 2003.

Revenues increased to $4,218.0 million in the year ended December 31, 2004 from $3,550.6 million in the year ended December 31, 2003. Same facility revenues increased 8.8% in 2004 compared to 2003, which includes $2.9 million and $18.0 million in favorable prior year governmental cost report settlements during 2004 and 2003, respectively. Same facility patient revenue per adjusted admission increased 5.8% due primarily to higher acuity procedures and increases in managed care pricing in 2004 compared to 2003. Same facility inpatient surgeries and outpatient surgeries increased 4.6% and 7.4%, respectively, in 2004 compared to 2003. Managed care contract pricing increased approximately 5% to 7% in 2004 compared to 2003. In the fourth quarter of 2004, Triad implemented a self-pay discount program that reduced revenues, on a same facility basis, by $8.2 million. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.5% and revenues per adjusted admissions increased 6.0%. Same facility admissions and adjusted admissions increased 2.5% and 3.3%, respectively, in 2004 compared to 2003. This was due partially to new services and enhanced capacity from several capital projects that were completed in the last twelve to eighteen months, including new and replacement facilities. In addition, Triad experienced weak volumes in 2003 from a general weakness in the overall economy although this trend subsided in the fourth quarter of 2003. Triad had increases in revenue and selected statistics, shown in the table below, from six hospitals in continuing operations acquired in the fourth quarter of 2003, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

Revenues	$359.8 million
Admissions	24,282
Adjusted admissions	42,492
Inpatient surgeries	9,289
Outpatient surgeries	17,347
Outpatient visits	350,987

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.2% in the year ended December 31, 2004 from 40.7% in the year ended December 31, 2003. Salaries decreased, as a percentage of revenues, to 32.0% in 2004 compared to 32.2% in 2003. Salaries as a percentage of revenues, on a same facility basis, decreased to 31.8% in 2004 from 32.1% in 2003 due primarily to increased productivity. Employee benefit costs decreased, as a percentage of revenues, to 7.0% in 2004 compared to 7.4% in 2003. Employee benefits as a percentage of revenues, on a same facility basis, decreased to 6.7% in 2004 from 7.3% in 2003. This was due to employee health benefit costs moderating during 2004.

Reimbursable expenses as a percentage of revenues decreased to 1.2% in the year ended December 31, 2004 from 1.4% in the year ended December 31, 2003. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2004 compared to 2003, while revenues increased.

Supplies as a percentage of revenues increased to 16.4% in the year ended December 31, 2004 from 15.7% in the year ended December 31, 2003. This was due primarily to supplies per adjusted admission increasing 10.4% from an increase in patient acuity due to increased surgical volume and increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.6% in the year ended December 31, 2004 compared to 18.7% in the year ended December 31, 2003. On a same facility basis, other operating expenses increased 8.1% while same facility revenues increased 8.8%. Insurance costs, on a same facility basis, decreased $1.7 million, or 1.9%. Triad had reductions to the estimated general and professional liability relating to prior periods of approximately $2.5 million in 2003. A $2.8 million reduction of a Quorum pre-acquisition liability was recorded in 2004 as additional information became available on expected settlements. Triad recorded a $6.7 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 10.1% in the year ended December 31, 2004 compared to 10.2% in the year ended December 31, 2003. Triad experienced an increase in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2004 compared to 2003, although the growth was not at the rate experienced in the last two quarters of 2003. As discussed previously, Triad implemented a new self-pay discount program in the fourth quarter of 2004. The impact of the self-pay discounts reduced provision for doubtful accounts by approximately $9.7 million in 2004. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 10.3% in 2004. Triad experienced a decrease in the amount of historical write-offs in the fourth quarter of 2004 compared to the third quarter of 2004 although the amount of write-offs was still greater than in 2003. Triad recorded $63.9 million of additional allowance in the year ended December 31, 2003. This was due primarily to growth in uninsured receivables and deterioration in the collectibility of those uninsured receivables in 2003.

Depreciation and amortization increased to $178.6 million in the year ended December 31, 2004 compared to $158.8 million in the year ended December 31, 2003, due primarily to the acquisition of six hospitals in continuing operations in the fourth quarter of 2003 and completion of several capital projects during 2004.

Interest expense, which was offset by $2.6 million and $2.7 million of interest income in the years ended December 31, 2004 and 2003, respectively, decreased to $111.1 million in the year ended December 31, 2004 compared to $131.0 million in the year ended December 31, 2003. This was due primarily to reduction of principal balances from scheduled payments, the November 2003 refinancing of Triad’s 11% senior subordinated notes and the May 2004 refinancing of Triad’s 8 3/4% senior notes.

In 2004, Triad purchased $600.0 million of its 8 3/4% senior notes and the remaining $4.2 million of its 11% senior subordinated notes. In connection with the purchases, Triad paid tender premiums and consent payments of approximately $65.8 million. Triad recorded a charge in 2004 of $76.0 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized deferred loan costs. In November 2003, Triad purchased approximately $320.8 million of its $325.0 million 11% senior subordinated notes. In connection with the purchase, Triad paid tender premium and consent payments of approximately $33.1 million. Triad recorded a charge in 2003 of $39.9 million for the tender premium, consent solicitations and other fees paid and the write-off of unamortized discount and deferred loan costs.

Gain on sales of assets included a $1.4 million gain on the sale of a parcel of land in the year ended December 31, 2003.

Minority interests increased to $1.4 million in the year ended December 31, 2004 from $0.3 million in the year ended December 31, 2003 due to the minority interests on jointly-owned entities acquired during the fourth quarter of 2003.

Equity in earnings of affiliates was $20.5 million in the year ended December 31, 2004 compared to $25.4 million in the year ended December 31, 2003 due primarily to lower earnings at all of Triad’s non-consolidating jointly-owned hospitals.

Income tax provision was $81.8 million in the year ended December 31, 2004 compared to $64.1 million in the year ended December 31, 2003. Triad had a reduction of its net deferred tax liabilities of $1.5 million from a reduction in its marginal tax rate to 37.0% from 37.5% in 2004 from state tax rate changes. Triad’s effective tax rate is affected by nondeductible ESOP expense. Triad’s effective tax rate in 2004 was 38.3% compared to 39.8% in 2003 due to changes in its marginal state tax rate and the impact of the rate change on its deferred taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $419.6 million in the year ended December 31, 2005 compared to $358.1 million in the year ended December 31, 2004. Net accounts receivable increased $146.6 million in 2005 compared to a $43.4 million increase in 2004. Accounts receivable days increased 6 days in 2005 compared to 2004. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. A portion of the increase in 2005 was related to an increase in net receivables of $23.9 million at two facilities acquired during 2005, excluding the accounts receivable acquired. Payments for accounts payable decreased $26.4 million in 2005 compared to 2004 due to timing of payments. Payments for salaries and payroll taxes decreased $32.3 million in 2005 compared to 2004 due to timing of pay periods. Triad paid $24.0 million in annual incentive payments in 2005 compared to $21.3 million in 2004. Triad also paid $26.3 million in annual retirement plan contributions in 2005 compared to $24.1 million in 2004. Triad paid $77.2 million in income taxes and had an estimated $17.1 million of income taxes payable in 2005. Income taxes were reduced in 2005 by $23.9 million of tax benefit from employee stock transactions. In 2004, Triad paid $96.3 million of income taxes, of which approximately $15.3 million related to one sales transaction. Triad paid $111.9 million in interest in 2005 compared to $117.7 million in 2004.

Cash used in investing activities increased to $584.5 million in the year ended December 31, 2005 from $209.9 million in the year ended December 31, 2004. In 2005, Triad paid $277.5 million for acquisitions, related primarily to the formation of ventures in Birmingham, Alabama and Oklahoma City, Oklahoma. In 2005, Triad received $15.9 million from the collection of a note related to working capital on the Birmingham, Alabama facility acquired. In 2004, Triad received $230.5 million of proceeds primarily from the sales of hospitals in Tucson, Arizona, Alice, Texas and San Leandro, California and two hospitals and three surgery centers in the Kansas City, Missouri area. Triad received $50.5 million in 2005 primarily from the sale of a hospital in Searcy, Arkansas and the sale of its interest in its freestanding ambulatory surgery centers in Phoenix, Arizona. Capital expenditures were $393.7 million in 2005 compared to $436.0 million in 2004. Approximately $116.6 million of the 2005 capital expenditures was for maintenance capital and approximately $277.1 million was for expansion capital. Triad currently anticipates spending approximately $600 to $700 million on expansion, development, acquisitions, information technology conversion and other capital expenditures in 2006. The amount of capital expenditures in 2006 could decrease if currently anticipated acquisitions or developments do not occur or increase if new acquisition or development opportunities arise.

Cash provided by financing activities was $418.5 million in the year ended December 31, 2005 compared to cash used in financing activities of $105.8 million in the year ended December 31, 2004. In 2005, Triad completed an equity offering for $218.2 million in net proceeds, which is discussed below. In 2005, Triad received net proceeds of approximately $51.5 million from the refinancing of its bank credit agreement, discussed below. Triad received $87.8 million in proceeds from stock option exercises in 2005 compared to $39.7 million in 2004. Triad paid $65.8 million in refinancing transaction costs in 2004 primarily from the tender of its 8 3/4% senior notes. In January 2004, Triad repaid $3.8 million of Tranche A term loans and $12.6 million of Tranche B term loans from part of the proceeds received on hospital sales. In 2005, Triad received $62.5 million in contributions from its minority partner in a new venture in Birmingham, Alabama and $12.0 million in contributions from minority partners from an equity offering on an existing joint venture. Triad received a $5.7 million contribution from a minority partner in a newly formed jointly-owned entity in June 2004.

On July 6, 2005, Triad completed an equity offering whereby 4,289,443 shares of common stock were issued for $218.2 million of net proceeds. Triad intends to use the net proceeds for general corporate purposes, including: capital expenditures for development of new facilities (including replacement facilities in connection with proposed joint ventures); potential acquisitions of new facilities; expansion of existing facilities and services, which may include adding beds, adding operating rooms and/or introducing specialty services; working capital; and repayment of indebtedness.

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

At December 31, 2005, Triad’s indebtedness consisted of a Term Loan A of $500.0 million bearing interest at LIBOR plus 1.00% (5.39% at December 31, 2005) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At December 31, 2005, Triad had a $600 million revolving credit line which bears interest at LIBOR plus 1.00%. At December 31, 2005, no amounts were outstanding under the revolving credit line although there were $19.6 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon the total leverage of Triad.

Triad’s term loan and revolving credit line are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x as of December 31, 2005. Triad’s total leverage ratio at December 31, 2005 was approximately 1.98x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

The following table shows the total future contractual obligations of Triad as of December 31, 2005 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,702.6	$7.2	$51.2	$256.6	$1,387.6
Capital lease obligations	1.0	0.6	0.4	—	—
Operating lease obligations	288.6	54.3	80.8	53.8	99.7
Purchase obligations (2)	396.3	20.6	244.5	131.2	—
Other long-term liabilities	—	—	—	—	—

Total	$2,388.5	$82.7	$376.9	$441.6	$1,487.3

(1)	Long-term debt obligations include principal payments only.

(2)	Purchase obligations include $4.6 million of committed supply purchases in 2006 and $391.7 million of committed capital expenditures.

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology costs. The conversion from Triad’s current information systems is expected to cost approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Triad estimates that approximately $55 million of the conversion costs will be expended in 2006, $70 million in 2007, $90 million in 2008 and the remainder thereafter.

At December 31, 2005, Triad had working capital of $958.6 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

Triad completed development and began operations of a new hospital in Tucson, Arizona in January 2005. The final cost of this project was approximately $79.0 million.

Triad entered into a joint arrangement with a non-profit entity to build a replacement hospital in Denton, Texas, which was completed and began operations in April 2005. The final cost of the project was approximately $91.2 million, of which Triad funded approximately 80% with the non-profit entity funding the remainder. Triad is also leasing its existing Denton facility to the venture.

Triad completed development of a replacement hospital in Palmer, Alaska in January 2006. The anticipated cost of this project is approximately $100 million. As of December 31, 2005, approximately $89.4 million has been spent on this project.

Triad anticipates that it will construct a replacement facility in Lane County, Oregon which could begin in 2007. Currently, the cost of the project has not been finalized.

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

Effective October 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Birmingham, Alabama. Triad acquired the operations, real estate and equipment of the hospital from the non-profit entity for approximately $116.2 million, including $20 million for working capital, excluding accounts receivable. Triad contributed the hospital to the venture for a 65% interest in the venture. The non-profit entity then contributed $62.5 million in cash for a 35% interest in the venture. The venture anticipates building a replacement facility for which Triad would contribute an additional $61.0 million and the non-profit entity would contribute an additional $32.8 million. Triad anticipates the cost of this project will be approximately $250 million.

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. Triad contributed approximately $25.6 million in cash for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture. The venture anticipates building a replacement facility for which Triad would contribute an additional $125 million. Triad anticipates that the cost of this project will be approximately $180 million.

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Massillon, Ohio. Triad contributed its current hospital in Massillon and approximately $11.4 million in cash for approximately a 59% interest in the venture and the non-profit entity contributed its hospital for approximately a 41% interest in the venture.

Triad has entered into an agreement to lease a hospital under construction in Dublin, Ireland. Triad anticipates that the lease will commence in the fourth quarter of 2006.

Triad entered into an agreement to form a venture with a non-profit entity to construct an acute care hospital in Cedar Park, Texas. Triad anticipates that construction could begin in the second quarter of 2006. Triad estimates that the cost of the project will be approximately $100 million.

Triad is exploring various other opportunities with non-profit entities to become a capital partner to construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $355 million related to these projects. Of this amount, approximately $207 million is anticipated to be expended in 2006, $107 million in 2007 and the remainder thereafter.

Triad has offered ownership interests and is exploring the possibility of offering ownership interests in certain of its hospitals to members of the medical staffs of such facilities. Triad anticipates that in the second quarter of 2006 certain of these transactions could close.

On May 3, 2005, Triad completed a transaction whereby it sold to its partner its 51% interest in its freestanding ambulatory surgery centers (“ASC”) in Phoenix, Arizona and acquired its minority partner’s 49% interest in its freestanding ASC in Tucson, Arizona. Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005. Triad paid approximately $9.3 million for the acquisition of the Tucson ASC.

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

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of QHR, in December 2003. As part of the transaction, Triad received a $3.0 million note and the right to an estimated $1.5 million earnout. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earnout and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

On November 1, 2005, Triad closed on an agreement to sell its hospital in Searcy, Arkansas for $15.9 million less net assumed liabilities. Triad recognized a pre-tax loss in discontinued operations on the sale of approximately $1.7 million, after pre-tax impairment charges of $7.5 million. The facility was reclassified to discontinued operations in the third quarter of 2005.

In October 2005, Triad entered into a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for approximately $75 million plus $15 million for working capital. The transaction closed effective January 1, 2006. These facilities were reclassified to discontinued operations in the fourth quarter of 2005, with prior periods restated. As of December 31, 2005, the net book value of these facilities’ assets was approximately $64.5 million.

The facilities that are included in discontinued operations had revenues of $169.3 million and $315.5 million in the years ended December 31, 2005 and 2004, respectively. These facilities had pre-tax losses of $6.8 million in the year ended December 31, 2005 and pre-tax income of $101.0 million in the year ended December 31, 2004. Pre-tax gain on sales of assets included in pre-tax income was $6.4 million and $95.2 million for the years ended December 31, 2005 and 2004, respectively. A pre-tax impairment of long-lived assets of $7.5 million was included in pre-tax income for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.1% at December 31, 2005. At December 31, 2005, the amounts subject to the guarantees were $23.6 million. Triad had $6.8 million reserved at December 31, 2005 for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees was $2.3 million at December 31, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. Minimal amounts were recorded for the fair value of the guarantees. The maximum amount of the guarantees was $2.0 million at December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption encouraged. In April 2005, the SEC amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad adopted SFAS 123R beginning January 1, 2006 using the prospective application method. Triad currently anticipates that income from continuing operations will be reduced by approximately $20 million in 2006. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $23.9 million, $14.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with early adoption encouraged. SFAS 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for the measurement for exchanges of nonmonetary assets that do not have commercial substance at carrying value. After adoption of SFAS 153 exchanges of similar productive assets that have commercial substance would be measured at fair value. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 153.

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

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), which is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FIN 45-3 was issued. FIN 45-3 amends FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. Triad adopted FIN 45-3 on January 1, 2006. FIN 45-3 will require Triad to record a liability for the fair value of its physician income guarantees at the inception of contracts entered into after January 1, 2006. Triad will also disclose the maximum amount that could be paid under all guarantees. See “NOTE 1 – ACCOUNTING POLICIES – Physician Income Guarantees” in the consolidated financial statements for a more detailed description of these arrangements. The amount of the liabilities recorded will depend on the number of new contracts entered into and the amount of the guarantees under these contracts. As of December 31, 2005, the maximum amount of unpaid physician income guarantees was $64.9 million.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While Triad currently believes that it has no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time, Triad cannot predict the final effect or outcome of the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and Triad intends to vigorously contest the appeal. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. Triad may not know about those investigations or about qui tam actions filed against it unless and to the extent such matters are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

Income Taxes

The IRS is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On December 15, 2005, the IRS proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of three qui tam cases that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in the payment by Triad of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

Triad believes its reporting of the deductions with respect to the settlement of the three qui tam cases was appropriate. Accordingly, Triad intends to contest the proposed adjustments and is considering various alternatives for doing so, including filing protests and seeking referral to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, this would not have a material effect on Triad’s results of operations or financial position.

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998. These settlements related to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has also agreed to carryover adjustments relating to the jointly-owned entities’ taxable years ended June 30, 1999, 2000, 2001, and the taxable years ended December 31, 2001, 2002 and 2003 resulting from the prior years’ settlements.

In the opinion of management, the settlements did not have a material impact on Triad’s results of operations or financial position.

General Liability Claims

Triad, QHR, and The Intensive Resource Group, LLC (“IRG”), a subsidiary of QHR, are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

Effects of Inflation and Changing Prices

Various Federal, state and local laws have been enacted that, in certain cases, limit Triad’s ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Medicare revenues, as a percentage of patient revenues, were approximately 28.9% in 2005, 28.3% in 2004, and 28.4% in 2003.

Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. As a result of increasing regulatory and competitive pressures, Triad’s ability to maintain operating margins through price increases to non-Medicare patients is limited. Medicare prospective payments increased in 2005, 2004 and 2003 and management anticipates that the average rate of increase in Medicare prospective payments will be relatively consistent in 2006.

Healthcare Reform

Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Proposals that have been considered or could be considered in the future include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, incentives for so-called “health savings accounts,” requirements that hospitals publicly report certain quality indicators, payment reforms such that providers’ payments would be linked to quality and performance, proposals to permit hospitals to enter into gainsharing arrangements with physicians, medical malpractice tort reform, and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to healthcare providers such as hospitals. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

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

With respect to Triad’s interest-bearing liabilities, approximately $500.0 million of long-term debt at December 31, 2005 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,203.5 million at December 31, 2005 was subject to fixed rates of interest. The estimated fair value of Triad’s total long-term debt was $1,712.5 million at December 31, 2005. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $5.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Triad maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to Triad’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Triad’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Triad’s Chief Executive Officer and Chief Financial Officer have concluded that Triad’s disclosure controls and procedures were effective as of December 31, 2005.

Management Report on Internal Control Over Financial Reporting

Triad’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Triad’s internal control system was designed under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of management to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Triad’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Triad did not assess the internal control of Montclair Baptist Medical Center, which was acquired in the fourth quarter of 2005. This facility contributed $134.5 million and $58.5 million of total assets and net assets, respectively, at December 31, 2005 and $55.6 million and $0.5 million of revenues and net income, respectively, for the year ended December 31, 2005. Based on management’s assessment and those criteria, management concluded that, as of December 31, 2005, Triad maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of Triad’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included herein.

There has been no change in Triad’s internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Triad’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Hospitals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Montclair Baptist Medical Center, which is included in the December 31, 2005 consolidated financial statements of Triad Hospitals, Inc. and constituted $134.5 million and $58.5 million of total assets and net assets, respectively, as of December 31, 2005, and $55.6 million and $0.5 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because Montclair Baptist Medical Center was acquired in the fourth quarter of 2005. Our audit of internal control over financial reporting of Triad Hospitals, Inc. also did not include an evaluation of the internal control over financial reporting of Montclair Baptist Medical Center.

In our opinion, management’s assessment that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2005 of Triad Hospitals, Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.

By:	/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Dallas, Texas

February 28, 2006

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is set forth under the headings “Proposal I - Election of Directors”, “Executive Officers Who Are Not Directors”, “Corporate Governance - Meetings and Committees of the Board of Directors”, “Corporate Governance - Conflicts of Interest Policy and Code of Conduct”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in Triad’s Proxy Statement for its 2006 Annual Meeting of Stockholders which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” in Triad’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference. Information contained in the Proxy Statement under the headings “Executive Compensation - Report of the Compensation Committee on Executive Compensation” and “Executive Compensation - Comparative Performance Graph” is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

The following table summarizes Triad’s equity compensation plan information as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	8,001,692	$33.04	5,982,856
Equity compensation plans not approved by security holders	—	—	—

Total	8,001,692	$33.04	5,982,856

(1)	Includes the following:

4,300,026 shares of common stock available for issuance under the 1999 Long-Term Incentive Plan, as amended;

191,384 shares of common stock available for issuance under the Outside Directors Stock and Incentive Plan, as amended;

294,343 shares of common stock available for issuance under the Management Stock Purchase Plan;

and 1,197,103 shares of common stock available for issuance under the Employee Stock Purchase Plan.

The remaining information required by this Item is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in Triad’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” in Triad’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Proposal II - Ratification of Selection of Registered Independent Accounting Firm - Audit and Non-Audit Fees” and “Proposal II - Ratification of Selection of Registered Independent Accounting Firm - Audit Committee Pre-Approved Policy” in Triad’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a) Exhibits

Exhibit No.	Description

2.1	Distribution Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

2.2	Agreement and Plan of Merger, dated as of October 18, 2000, by and between the Registrant and Quorum Health Group, Inc. incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 000-29816, dated October 18, 2000.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference from Exhibit 3.1 to the Registrant’s Post Effective Amendment No. 1 on Form S-8, File no. 333-54238, to the Registrant’s Registration Statement Form S-4, File no. 333-54238, filed with the Securities and Exchange Commission on April 27, 2001.

3.2	Bylaws of the Registrant, as amended February 18, 2000, incorporated by reference from the Registrant’s Annual Report on Form 10-K, File no. 000-29816, for the year ended December 31, 2000.

4.1	Senior Debt Securities Indenture, dated as of May 6, 2004, between the Registrant and Citigroup, N.A., as trustee, with respect to the 7% Senior Notes due 2012, incorporated herein by reference from Exhibit 4.2(a) to the Registrant’s Current Report on Form 8-K dated May 6, 2004.

4.2	First Supplemental Indenture, dated as of May 6, 2004, between the Registrant and Citibank, N.A. as trustee, with respect to the 7% Senior Notes due 2012, incorporated by reference from Exhibit 4.2(b) to the Registrant’s Current Report on Form 8-K dated May 6, 2004.

4.3	Indenture dated as of November 12, 2003, between the Registrant and Citibank, N.A., as trustee, with respect to the 7% Senior Subordinated Notes due 2013, incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated February 4, 2004.

10.1	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.2	Benefits and Employment Matters Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.3	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.4	Computer and Data Processing Services Agreement, dated May 11, 1999, by and between the Registrant and Columbia Information Systems, Inc., incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.5	Agreement to Share Telecommunications Services, dated May 11, 1999, by and between the Registrant and Columbia Information Systems, Inc., File no. 000-29816, incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q File no. 000-29816, for the quarter ended March 31, 1999.

10.6	Employment Agreement between the Registrant and James D. Shelton, effective September 1, 2003, incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.7*	Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 7, 2005.

10.7(a)*	Form of Triad Hospitals, Inc. Nonqualified Stock Option Agreement incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 7, 2005.

10.8*	Triad Hospitals, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference from Exhibit A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2005, in connection with its annual meeting of stockholders held on May 24, 2005.

10.8(a)*	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement, incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 24, 2005.

10.8(b)*	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement for Directors, incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 24, 2005.

10.9*	Triad Hospitals, Inc. Amended and Restated Management Stock Purchase Plan, incorporated by reference from Exhibit B to the Registrant’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 22, 2005, in connection with its annual meeting of stockholders held on May 24, 2005.

10.10*	Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended through May 20, 2003, incorporated by reference from Exhibit B to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2003, in connection with its annual meeting of stockholders held on May 20, 2003.

10.10(a)*	Form of Triad Hospitals, Inc. Non-Qualified Stock Option Agreement under the Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended.

10.11*	Triad Hospitals, Inc. Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2005.

10.12*	Triad Hospitals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2004.

10.13*	Summary of Named Executive Officer Compensation Arrangements, incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 8, 2006.

10.14*	Summary of Outside Director Compensation Arrangements.

10.15	Amended and Restated Credit Agreement, dated as of June 10, 2005, among the Registrant, as borrower, certain of its subsidiaries, as guarantors, the lenders named therein, Bank of America, N.A., as administrative agent, the Bank of Nova Scotia, as syndication agent, and JPMorgan Chase Bank, N.A., SunTrust Bank, and Wachovia Bank, National Association, as documentation agents, incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 10, 2005.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of the Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Interim Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of W. Stephen Love, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By:	/s/ JAMES D. SHELTON
James D. Shelton Chairman, President and Chief Executive Officer

Dated: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. SHELTON James D. Shelton	Chairman of the Board, President and Chief Executive Officer; Director (Principal Executive Officer)	March 2, 2006

/s/ MICHAEL J. PARSONS Michael J. Parsons	Executive Vice President and Chief Operating Officer; Director	March 2, 2006

/s/ W. STEPHEN LOVE W. Stephen Love	Senior Vice President and Interim Chief Financial Officer (Principal Accounting Officer)	March 2, 2006

/s/ THOMAS F. FRIST III Thomas F. Frist III	Director	March 2, 2006

/s/ DALE V. KESLER Dale V. Kesler	Director	March 2, 2006

/s/ THOMAS G. LOEFFLER, Esq. Thomas G. Loeffler, Esq.	Director	March 2, 2006

/s/ UWE E. REINHARDT, Ph.D Uwe E. Reinhardt, Ph.D	Director	March 2, 2006

/s/ HARRIET R. MICHEL Harriet R. Michel	Director	March 2, 2006

/s/ GALE E. SAYERS Gale E. Sayers	Director	March 2, 2006

/s/ DONALD B. HALVERSTADT, M.D. Donald B. Halverstadt, M.D.	Director	March 2, 2006

/s/ BARBARA A. DURAND, Ed.D. Barbara A. Durand, Ed.D.	Director	March 2, 2006

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	March 2, 2006

/s/ MICHAEL K. JHIN Michael K. Jhin	Director	March 2, 2006

TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of Triad Hospitals, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Hospitals, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Dallas, Texas

February 28, 2006

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in millions, except per share amounts)

	2005	2004	2003
Revenues	$4,747.3	$4,218.0	$3,550.6

Salaries and benefits	1,940.2	1,695.4	1,446.0
Reimbursable expenses	51.1	51.1	51.6
Supplies	801.3	692.4	556.4
Other operating expenses	874.0	781.2	663.2
Provision for doubtful accounts	403.3	427.2	360.6
Depreciation	199.6	172.3	153.0
Amortization	6.3	6.3	5.8
Interest expense, net of capitalized interest of $5.5, $5.6 and $1.8 for the years ended December 31, 2005, 2004, and 2003, respectively	110.6	113.7	133.7
Interest income	(9.0)	(2.6)	(2.7)
Refinancing transaction costs	8.4	76.0	39.9
ESOP expense	14.1	10.3	8.5
Gain on sales of assets	(0.4)	—	(1.4)

	4,399.5	4,023.3	3,414.6

Income from continuing operations before minority interests, equity in earnings and income tax provision	347.8	194.7	136.0
Minority interests in earnings of consolidated entities	(11.5)	(1.4)	(0.3)
Equity in earnings of affiliates	35.0	20.5	25.4

Income from continuing operations before income tax provision	371.3	213.8	161.1
Income tax provision	(141.9)	(81.8)	(64.1)

Income from continuing operations	229.4	132.0	97.0
Income (loss) from discontinued operations, net of tax	(3.4)	59.0	(1.8)

Net income	$226.0	$191.0	$95.2

Income (loss) per common share:
Basic:
Continuing operations	$2.80	$1.76	$1.32
Discontinued operations	$(0.04)	$0.78	$(0.03)

Net income	$2.76	$2.54	$1.29

Diluted:
Continuing operations	$2.74	$1.72	$1.29
Discontinued operations	$(0.04)	$0.77	$(0.03)

Net income	$2.70	$2.49	$1.26

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in millions)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$310.2	$56.6
Accounts receivable, less allowances for doubtful accounts of $292.8 and $311.3 at December 31, 2005 and 2004, respectively	800.2	633.7
Inventories	130.0	110.9
Deferred income taxes	31.8	58.0
Prepaid expenses	41.1	40.9
Discontinued operations assets	67.6	161.8
Other	93.0	81.5

	1,473.9	1,143.4
Property and equipment, at cost:
Land	182.3	170.3
Buildings and improvements	1,739.3	1,423.8
Equipment	1,449.1	1,201.2
Construction in progress (estimated cost to complete and equip after December 31, 2005 $248.4)	226.3	311.7

	3,597.0	3,107.0
Accumulated depreciation	(1,012.8)	(843.0)

	2,584.2	2,264.0
Goodwill	1,301.6	1,199.4
Intangible assets, net of accumulated amortization	71.7	71.4
Investment in and advances to affiliates	204.8	198.9
Other	100.7	104.3

Total assets	$5,736.9	$4,981.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197.5	$137.3
Accrued salaries	126.8	115.1
Current portion of long-term debt	7.7	79.7
Current income taxes payable	17.1	—
Discontinued operations liabilities	3.1	57.0
Other current liabilities	163.1	160.7

	515.3	549.8
Long-term debt	1,695.8	1,587.3
Other liabilities	167.8	138.8
Commitments and contingencies	—	—
Deferred taxes	201.9	218.3
Minority interests in equity of consolidated entities	228.4	143.9
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 86,373,170 and 78,206,024 shares issued and outstanding at December 31, 2005 and 2004, respectively	0.9	0.8
Additional paid-in capital	2,331.6	1,976.8
Unearned ESOP compensation	(10.4)	(13.8)
Accumulated other comprehensive loss	(1.6)	(1.7)
Accumulated earnings	607.2	381.2

Total stockholders’ equity	2,927.7	2,343.3

Total liabilities and stockholders’ equity	$5,736.9	$4,981.4

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2003	74,937,635	$0.7	$1,883.5	$(20.7)	$(4.0)	$95.0	$1,954.5
Net income	—	—	—	—	—	95.2	95.2
Net change in fair value of interest rate swaps, net of income tax provision of $1.1	—	—	—	—	1.9	—	1.9

Comprehensive income	—	—	—	—	—	—	97.1

Issuance of common stock under employee plans	455,713	0.1	10.0	—	—	—	10.1
Stock options exercised	240,006	—	4.7	—	—	—	4.7
Income tax benefit from stock options exercised	—	—	1.0	—	—	—	1.0
ESOP compensation earned	—	—	5.0	3.5	—	—	8.5
Stock compensation expense	—	—	0.4	—	—	—	0.4

Balance at December 31, 2003	75,633,354	0.8	1,904.6	(17.2)	(2.1)	190.2	2,076.3
Net income	—	—	—	—	—	191.0	191.0
Net change in minimum pension liability, net of income tax benefit of $0.8	—	—	—	—	(1.4)	—	(1.4)
Unrealized gain on marketable equity securities	—	—	—	—	0.1	—	0.1
Reclassification of gain on marketable equity securities included in net income	—	—	—	—	(0.1)	—	(0.1)
Net change in fair value of interest rate swaps, net of income tax provision of $1.1	—	—	—	—	1.8	—	1.8

Comprehensive income	—	—	—	—	—	—	191.4

Issuance of common stock under employee plans	361,643	—	10.4	—	—	—	10.4
Stock options exercised	2,211,027	—	39.7	—	—	—	39.7
Income tax benefit from stock options exercised	—	—	14.1	—	—	—	14.1
ESOP compensation earned	—	—	6.9	3.4	—	—	10.3
Stock compensation expense	—	—	1.1	—	—	—	1.1

Balance at December 31, 2004	78,206,024	0.8	1,976.8	(13.8)	(1.7)	381.2	2,343.3
Net income	—	—	—	—	—	226.0	226.0
Net change in minimum pension liability, net of income tax benefit of $0.2	—	—	—	—	(0.2)	—	(0.2)
Net change in fair value of interest rate swaps, net of income tax provision of $0.3	—	—	—	—	0.3	—	0.3

Comprehensive income	—	—	—	—	—	—	226.1

Issuance of common stock, net of expenses	4,289,443	0.1	218.1	—	—	—	218.2
Issuance of common stock under employee plans	490,493	—	12.3	—	—	—	12.3
Stock options exercised	3,387,210	—	87.8	—	—	—	87.8
Income tax benefit from stock options exercised	—	—	23.9	—	—	—	23.9
ESOP compensation earned	—	—	10.7	3.4	—	—	14.1
Stock compensation expense	—	—	2.0	—	—	—	2.0

Balance at December 31, 2005	86,373,170	$0.9	$2,331.6	$(10.4)	$(1.6)	$607.2	$2,927.7

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in millions)

	2005	2004	2003
Cash flows from operating activities:
Net income	$226.0	$191.0	$95.2
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	3.4	(59.0)	1.8
Provision for doubtful accounts	403.3	427.2	360.6
Depreciation and amortization	205.9	178.6	158.8
ESOP expense	14.1	10.3	8.5
Minority interests	11.5	1.4	0.3
Equity in earnings of affiliates	(35.0)	(20.5)	(25.4)
Gain on sales of assets	(0.4)	—	(1.4)
Deferred income tax provision	12.2	3.3	48.3
Non-cash interest expense	4.0	5.8	9.4
Refinancing transaction costs	8.4	76.0	39.9
Non-cash stock option expense	2.0	1.1	0.4
Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
Accounts receivable	(549.9)	(470.6)	(427.3)
Inventories and other assets	(16.9)	(14.0)	(19.5)
Accounts payable and other current liabilities	107.0	(7.5)	43.9
Other	24.0	35.0	70.2

Net cash provided by operating activities	419.6	358.1	363.7

Cash flows from investing activities:
Purchases of property and equipment	(393.7)	(436.0)	(281.1)
Distributions and advances from affiliates	20.3	12.7	14.7
Proceeds received on sales of assets	50.5	230.5	13.1
Acquisitions, net of cash acquired of $0.6 and $1.4 for the years ended December 31, 2005 and 2003, respectively	(277.5)	(16.9)	(185.3)
Collections on notes receivable	15.9	—	—
Other	—	(0.2)	2.1

Net cash used in investing activities	(584.5)	(209.9)	(436.5)

Cash flows from financing activities:
Payments of long-term debt	(484.6)	(769.8)	(539.5)
Proceeds from long-term debt	520.0	675.0	600.3
Payment of debt issue costs	(6.4)	(8.7)	(15.3)
Payment of refinancing transaction costs	—	(65.8)	(33.1)
Proceeds from issuance of common stock	318.3	50.1	14.8
Contributions from (distributions to) minority partners, net	71.2	13.4	(7.6)

Net cash provided by (used in) financing activities	418.5	(105.8)	19.6

Change in cash and cash equivalents	253.6	42.4	(53.2)
Cash and cash equivalents at beginning of period	56.6	14.2	67.4

Cash and cash equivalents at end of period	$310.2	$56.6	$14.2

Cash paid for:
Interest	$111.9	$117.7	$125.0
Income taxes, net of refunds	$77.2	$96.3	$11.4

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES

Reporting Entity

Triad Hospitals, Inc. (“Triad”) is a holding company whose affiliates, as of March 1, 2006, own 51 general, acute care hospitals and 10 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. These facilities include two acute care hospitals in Ohio and Tennessee that were acquired in 2006 and exclude three acute care hospitals in Arkansas and Texas that were sold in 2006. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada.

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

Revenues

Triad’s healthcare facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided. Triad has multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systemically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the expected reimbursement amount, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances for non-government payers have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

hospital to program beneficiaries. Triad’s facilities have cost reporting year ends throughout Triad’s fiscal year. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Triad under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Triad had $10.9 million, $2.9 million and $18.0 million of favorable prior year governmental cost report settlements for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated net cost report settlements as of December 31, 2005 and 2004 were receivables of approximately $15.0 million and $5.2 million, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets.

Beginning in the fourth quarter of 2004, Triad implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. This self-pay discount program reduced revenue by approximately $85.7 million and $9.7 million in 2005 and 2004, respectively, which Triad believes resulted in a similar reduction to provision for doubtful accounts.

Triad implemented an additional component to its self-pay discount program during the second quarter of 2005. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount reduced revenues by approximately $61.9 million in 2005 which Triad believes resulted in a similar reduction to the provision for doubtful accounts.

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

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. The largest concentration of Triad’s patient accounts receivable is in uninsured accounts. These include both amounts due from fully uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

within 24 hours for all urgent and direct admissions. To improve upfront collections, Triad endeavors to collect the uninsured portion of amounts due at the time of or prior to the scheduled admission or procedure. To facilitate the upfront collection process, Triad has instituted an incentive program for its employees which is based on the amount of upfront cash collections on uninsured accounts. Triad’s policy is to write-off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. Approximately 39.5% and 41.0% of Triad’s accounts receivable at December 31, 2005 and 2004, respectively, were uninsured accounts. Triad is subject to significant credit risk if these payers’ ability to pay deteriorates.

Triad maintains allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. Triad analyzes the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis are then applied to the current accounts receivable to determine the allowance necessary for that period. This process, or “AR lookback”, is performed each quarter. The AR lookback is augmented by other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. In the fourth quarter of 2005, the AR lookback process reflected a favorable estimation of the required allowance for doubtful accounts. Management determined that the favorable allowance estimation determined through the AR lookback process was overly optimistic because the self-pay discounts appeared to skew the results. Therefore, management relied more on the other analytical methods to determine the appropriate allowance. After reviewing these other analytical methods, management recorded an allowance of approximately 62% of discounted uninsured receivables. Using this methodology, the allowance for doubtful accounts, which includes $15 million that was recorded in the third quarter of 2003, is more than the AR lookback process would have required. Triad will continue to perform the AR lookback process quarterly, but management anticipates that it will be 18 to 24 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs.

Triad has certain facilities that are not included in the AR lookback process due to insufficient historical data. The allowance for doubtful accounts for these facilities was estimated using a variety of other analytical methods. When the historical data is sufficient, these facilities will be converted to the AR lookback process. In the fourth quarter of 2005, the allowance for doubtful accounts for these facilities was calculated using the same method as discussed above.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

Physician Income Guarantees

Triad has entered into physician recruiting agreements whereby Triad supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreement, the physician is required to stay in the community for a period of time after the payments have ended, typically three years. Triad records the payments to the physician as an other asset and amortizes the asset over the remaining period of the agreement. As of December 31, 2005 and 2004, the unamortized portion of physician income guarantees was $63.1 million and $49.7 million, respectively.

Property, Equipment, and Other Amortizable Intangible Assets

Property and equipment are stated at the lower of cost or market. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

Depreciation expense, computed using the straight-line method, was $199.6 million, $172.3 million and $153.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

Other amortizable intangible assets are comprised of acquired management contracts which are amortized using the straight-line method over a period of 15 years, acquired employment contracts which are amortized using the straight-line method over a period of two years and non-compete agreements which are amortized based on the terms of the respective contracts.

Triad evaluates the carrying value of its property, equipment and amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other amortizable intangible assets to be held and used might be impaired, Triad prepares projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. The fair value of assets held for sale is determined using estimated selling values. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required. Triad recorded an impairment related to assets held for sale in 2005 (see NOTE 4).

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill is the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. Triad accounts for goodwill and other non-amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually during the fourth quarter, or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. Triad has determined that the reporting unit for its owned operations segment will be at the division level, which is one level below the segment. Triad determines the fair value of the reporting units using discounted future cash flows. If the fair value of the reporting unit is less than the carrying value, an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of impairment would be the difference between the

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

carrying amount of the goodwill and the fair value of goodwill. No impairment charges were recorded during the years ended December 31, 2005, 2004 and 2003 under the provisions of SFAS 142.

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

Despite Triad’s belief that its tax return positions are accurate and supportable, Triad recognizes that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, Triad establishes tax reserves based on management’s judgment and adjusts the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Generally, the establishment of tax reserves increases the income tax provision in the reporting period in which such tax reserves are established. Any unfavorable adjustments to the tax reserves increase the income tax provision in that reporting period and any favorable adjustments to the tax reserves decrease the income tax provision in that reporting period. Triad established a tax reserve through goodwill from the purchase accounting entries for the Quorum acquisition. Any adjustment to this tax reserve would increase or decrease the value of the acquired goodwill instead of the income tax provision.

Self-Insured Liability Risks

Triad maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify Triad in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, Triad obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers which is subject to certain deductibles which Triad considers to be reasonable. The cost of general and professional liability coverage is based on insurance premiums paid and actuarially determined estimates for deductibles. The cost for the years ended December 31, 2005, 2004, and 2003 was approximately $76.2 million, $90.1 million and $85.6 million, respectively. Estimated liabilities for general and professional liability risks are actuarially determined and discounted using an interest rate of 6%. The estimated liability was $144.8 million and $124.5 million at December 31, 2005 and 2004, respectively, and was recorded in other liabilities in the consolidated balance sheets.

For periods after the spin-off, Triad instituted its own self-insured programs for workers’ compensation and health insurance. Prior to the spin-off, Triad participated in self-insured programs for workers’ compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers’ compensation and health claims incurred prior to the spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Estimated liabilities for workers’ compensation were $27.6

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

million and $23.4 million at December 31, 2005 and 2004, respectively. Estimated liabilities for health claim liability risk were $20.4 million and $18.0 million at December 31, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt was determined by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

Derivative Financial Instruments

Triad accounted for its derivatives under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Triad’s policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.

Stock-Based Compensation

Triad follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). As of December 31, 2005, Triad has two stock-based compensation plans, which are described more fully in NOTE 12. Triad accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. APB 25 uses the intrinsic value method to account for options granted to employees. Stock-based compensation is generally not recognized since the option price is typically equal to the market value of the underlying common stock on the date of grant.

Triad has a Management Stock Purchase Plan (“MSPP”), which provides certain members of management an opportunity to purchase restricted shares of common stock at a discount through payroll deductions over six month intervals. These restrictions lapse three years after the date of purchase. Stock-based compensation of $0.2 million was recognized in each of the years ended December 31, 2005, 2004 and 2003, respectively, using the intrinsic value of these shares. Triad has granted stock options to non-employees. Stock-based compensation of $0.5 million, $0.9 million and $0.2 million was recognized for the years ended December 31, 2005, 2004 and 2003, respectively, using the fair value of the options on the date of grant. In May 2005, Triad issued 120,000 shares of restricted stock to the non-management members of the Board of Directors and an executive officer at a fair value of $49.42 per share. The restrictions on the 20,000 shares issued to directors lapse after one year. The restrictions on the 100,000 shares issued to the executive officer lapse over four years, with the restrictions on one-third of such shares lapsing each year beginning after two years. Triad recorded $1.3 million in compensation expense for the restricted stock in the year ended December 31, 2005. The following table illustrates the effect on income from continuing operations, net income and earnings per share if Triad had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to all stock-based compensation, net of tax effect (dollars in millions except per share amounts).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

	For the years ended December 31,
	2005	2004	2003
Income from continuing operations, as reported	$229.4	$132.0	$97.0
Add: Stock option expense recorded	1.3	0.7	0.3
Less: Fair value stock option expense	(21.0)	(21.1)	(17.8)

Pro forma	$209.7	$111.6	$79.5

Net income, as reported	$226.0	$191.0	$95.2
Add: Stock option expense recorded	1.3	0.7	0.3
Less: Fair value stock option expense	(21.0)	(21.1)	(17.8)

Pro forma	$206.3	$170.6	$77.7

Basic income per share
Income from continuing operations, as reported	$2.80	$1.76	$1.32
Add: Stock option expense recorded	0.02	0.01	—
Less: Fair value stock option expense	(0.26)	(0.28)	(0.24)

Pro forma	$2.56	$1.49	$1.08

Net income, as reported	$2.76	$2.54	$1.29
Add: Stock option expense recorded	0.02	0.01	—
Less: Fair value stock option expense	(0.26)	(0.28)	(0.24)

Pro forma	$2.52	$2.27	$1.05

Diluted income per share
Income from continuing operations, as reported	$2.74	$1.72	$1.29
Add: Stock option expense recorded	0.02	0.01	—
Less: Fair value stock option expense	(0.20)	(0.25)	(0.23)

Pro forma	$2.56	$1.48	$1.06

Net income, as reported	$2.70	$2.49	$1.26
Add: Stock option expense recorded	0.02	0.01	—
Less: Fair value stock option expense	(0.20)	(0.25)	(0.23)

Pro forma	$2.52	$2.25	$1.03

The fair values of stock options granted used to compute pro forma income disclosures were estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the years ended December 31:

	2005	2004	2003
Risk free interest rate	3.54%	2.90%	2.70%
Expected life	5 years	5 years	5 years
Expected volatility	26.3%	41.5%	38.1%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which was required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 with early adoption

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date for the application of SFAS 123R to fiscal years beginning after June 15, 2005. SFAS 123R replaces SFAS 123, amends Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows” and supersedes APB 25 and establishes standards for the accounting for transactions in which an entity obtains employee services in share-based payments. SFAS 123R will require entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost would be recognized over the period that an employee is required to provide service in exchange for the award. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, would be recognized as of the required effective date. SFAS 123R requires using a modified version of prospective application to transition to this statement. Under this transition method, compensation costs would be recognized on or after the effective date for the portion of outstanding awards for which the service has not yet been rendered, based on the grant date fair value of those awards under SFAS 123 for either recognition or pro forma disclosures. SFAS 123R allows entities to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures under SFAS 123 for all periods presented. Triad adopted SFAS 123R beginning January 1, 2006 using the prospective application method. Triad currently anticipates that income from continuing operations will be reduced by approximately $20 million in 2006. The amount of the impact will vary depending on many factors, including the number of awards granted and the fair value of the awards at the date of grant. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows as required under current literature. This requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. Triad cannot estimate what these amounts might be in the future because they depend on, among other things, when employees exercise stock options. The amount of benefits of tax deductions in excess of recognized compensation costs included in operating cash flows was $23.9 million, $14.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets” (“SFAS 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with early adoption encouraged. SFAS 153 amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions” to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with a general exception for the measurement for exchanges of nonmonetary assets that do not have commercial substance at carrying value. After adoption of SFAS 153 exchanges of similar productive assets that have commercial substance would be measured at fair value. Triad does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS 153.

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

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), which is effective for new minimum revenue guarantees issued or modified on or after the

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES (continued)

beginning of the first fiscal quarter following the date FIN 45-3 was issued. FIN 45-3 amends FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. Triad adopted FIN 45-3 on January 1, 2006. FIN 45-3 will require Triad to record a liability for the fair value of its physician income guarantees at the inception of contracts entered into after January 1, 2006. Triad will also disclose the maximum amount that could be paid under all guarantees. See “NOTE 1 – ACCOUNTING POLICIES – Physician Income Guarantees” for a more detailed description of these arrangements. The amount of the liabilities recorded will depend on the number of new contracts entered into and the amount of the guarantees under these contracts. As of December 31, 2005, the maximum amount of unpaid physician income guarantees was $64.9 million.

NOTE 2—ACQUISITIONS

Effective October 1, 2005, Triad closed under a definitive agreement to form a venture with a non-profit entity in Birmingham, Alabama. Triad acquired the operations, real estate and equipment of the hospital from the non-profit entity for approximately $116.2 million, including $20 million for working capital, excluding accounts receivable. Triad contributed the hospital to the venture for a 65% interest in the venture. The non-profit entity then contributed $62.5 million in cash for a 35% interest in the venture. The venture anticipates building a replacement facility for which Triad would contribute an additional $61.0 million and the non-profit entity would contribute an additional $32.8 million. Triad anticipates the cost of this project will be approximately $250 million.

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

The aggregate purchase price for the entities mentioned above was $240.4 million. The purchase prices of these entities were allocated to assets acquired and liabilities assumed based on estimated fair values. Triad has obtained preliminary independent appraisals on acquired property and equipment and identifiable intangible assets and their remaining useful lives on certain acquisitions. The estimated fair values of the assets acquired and liabilities assumed relating to the acquisitions are summarized below (in millions):

Current assets	$49.6
Property and equipment	134.3
Goodwill	106.6
Intangible assets	6.5
Other assets	(0.5)
Current liabilities	(12.8)
Other liabilities	(0.1)
Long-term debt	(0.2)
Minority interests	(43.0)

$240.4

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS (continued)

Acquired intangible assets totaled $6.5 million, of which $5.2 million was assigned to trade names that are not subject to amortization and $1.3 million was assigned to non-compete agreements that will be amortized over four years.

The acquired goodwill totaling $106.6 million was assigned to the owned operations segment, of which approximately $92.1 million is expected to be deductible for tax purposes.

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

	2005	2004
Revenues	$4,958.7	$4,591.0
Income from continuing operations	$241.1	$144.1
Net income	$237.7	$203.1
Basic income per share
Income from continuing operations	$2.94	$1.92
Net income	$2.90	$2.70
Diluted income per share
Income from continuing operations	$2.88	$1.88
Net income	$2.84	$2.65

On May 3, 2005, Triad acquired its minority partner’s 49% interest in its freestanding ambulatory surgery center in Tucson, Arizona for approximately $9.3 million.

In April 2005, Triad acquired HCA’s 28.5% interest in Triad’s acute care hospital in Vicksburg, Mississippi for $27.5 million. Triad acquired the remaining minority shareholders’ 0.5% interest in June 2005 for $0.3 million.

The acquisition of the minority partners’ interests described above reduced property and equipment by $1.4 million, goodwill by $3.8 million and minority interests in equity of consolidated entities by $4.9 million, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The goodwill allocated to Triad’s reportable segments is as follows (in millions):

	Owned Operations	Management Services	Corporate and Other	Total
Balance as of January 1, 2004	$1,119.0	$58.8	$—	$1,177.8
Goodwill acquired	2.1	—	—	2.1
Purchase price adjustments for prior year acquisitions	19.6	—	—	19.6
Goodwill written off related to sales	(0.1)	—	—	(0.1)

Balance as of December 31, 2004	1,140.6	58.8	—	1,199.4
Goodwill acquired	106.6	—	—	106.6
Reduction to goodwill from minority interests acquired	(3.8)	—	—	(3.8)
Goodwill written off related to sales	(0.6)	—	—	(0.6)

Balance as of December 31, 2005	$1,242.8	$58.8	$—	$1,301.6

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $6.3 million, $6.3 million and $5.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Estimated amortization expense relating to these intangible assets over the next five years is as follows (in millions):

2006	$5.7
2007	$5.6
2008	$5.5
2009	$5.4
2010	$5.3

The gross carrying amount and accumulated amortization of amortizable intangible assets at December 31, 2005 and 2004 are as follows (in millions):

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	$79.0	$(24.6)	$79.0	$(19.3)
Other	2.9	(1.4)	2.0	(0.7)

Total	$81.9	$(26.0)	$81.0	$(20.0)

At December 31, 2005 and 2004 the carrying amount of intangible assets assigned to trade names that are not subject to amortization was $15.8 million and $10.4 million, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—DISCONTINUED OPERATIONS

On May 3, 2005, Triad completed a transaction whereby it sold to its partner its 51% interest in its freestanding ambulatory surgery centers (“ASC”) in Phoenix, Arizona. Triad received $31.2 million in proceeds from the sale. Triad recognized a pre-tax gain in discontinued operations on the sale of approximately $8.3 million. The Phoenix ASCs were reclassified to discontinued operations in the second quarter of 2005. This facility was a component of the owned operations segment.

Triad did not renew its lease relating to an acute care hospital in Lake City, South Carolina. The lease expired on May 31, 2005. Triad reached an agreement in the third quarter of 2005 with the lessor regarding certain amounts due upon termination of the lease which resulted in a payment by Triad of approximately $2.0 million. Triad recognized a pre-tax loss in discontinued operations of approximately $3.1 million related to the lease termination. This facility was reclassified to discontinued operations in the second quarter of 2005 upon lease termination. This facility was a component of the owned operations segment.

On November 1, 2005, Triad closed on an agreement to sell its hospital in Searcy, Arkansas for $15.9 million less net assumed liabilities. The facility was reclassified to discontinued operations in the third quarter of 2005. As a result of reclassification of the long-lived assets from assets to be held and used to assets to be disposed, a pre-tax impairment charge of $7.5 million was recorded in the third quarter of 2005 to reduce the long-lived assets to their selling price, less costs to sell. Triad recognized a pre-tax loss in discontinued operations on the sale of approximately $1.7 million, after pre-tax impairment charge of $7.5 million. This facility was a component of the owned operations segment.

Triad disposed of its interest in Cambio Health Solutions, an indirect subsidiary of QHR, in December 2003. As part of the transaction, Triad received a $3.0 million note and the right to an estimated $1.5 million earnout. In May 2005, Triad received a payment of $5.5 million as a final settlement on the earnout and the remaining note balance. A pre-tax gain was recognized in discontinued operations in the second quarter of 2005 of approximately $2.4 million from the settlement.

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

In October 2005, Triad entered into a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for approximately $75 million plus $15 million for working capital. The transaction closed effective January 1, 2006. These facilities were reclassified to discontinued operations in the fourth quarter of 2005, with prior periods restated. As of December 31, 2005, the net book value of these facilities’ assets was approximately $64.5 million. These facilities were a component of the owned operations segment.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—DISCONTINUED OPERATIONS (continued)

The assets and liabilities of entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$—	$0.2
Accounts receivable, net	17.6	20.2
Inventories	2.2	6.6
Other current assets	3.9	5.7
Property and equipment, net	40.5	74.7
Goodwill	3.3	53.6
Other assets	0.1	0.8

Total discontinued operations assets	$67.6	$161.8

Liabilities
Accounts payable	$1.3	$4.4
Accrued salaries	1.8	4.6
Other current liabilities	—	0.9
Other liabilities	—	0.2
Minority interests	—	46.9

Total discontinued operations liabilities	$3.1	$57.0

Revenues and income (loss) for the entities are included in the consolidated statements of operations as “Income (loss) from discontinued operations, net of tax”. The amounts for the years ended December 31 were as follows (in millions):

	2005	2004	2003
Revenues	$169.3	$315.5	$415.5

Pre-tax income (loss) from operations	(5.7)	5.8	16.7
Income tax (provision) benefit	1.9	(2.1)	(6.4)

	(3.8)	3.7	10.3
Impairment charge, net of tax benefit of $2.8 million and $6.1 million for the years ended December 31, 2005 and 2003, respectively	(4.7)	—	(12.4)
Gain on disposal, net of tax provision of $1.3 million, $39.9 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively	5.1	55.3	0.3

	$(3.4)	$59.0	$(1.8)

NOTE 5—INCOME TAXES

The income tax provision from continuing operations for the years ended December 31, consists of the following (dollars in millions):

	2005	2004	2003
Current:
Federal	$(118.0)	$(70.1)	$(11.7)
State	(11.7)	(8.4)	(4.1)
Deferred:
Federal	(11.2)	(3.3)	(43.3)
State	(1.0)	—	(5.0)

	$(141.9)	$(81.8)	$(64.1)

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (continued)

Triad also had tax (provision) benefit from discontinued operations of $3.4 million, $(42.0) million and $(1.7) million for the years ended December 31, 2005, 2004 and 2003, respectively.

A reconciliation of the Federal statutory rate to the effective income tax rate from continuing operations follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.0	2.0	2.5
State tax rate change	—	(0.7)	—
Non-deductible goodwill amortization/write-off	—	—	0.5
Non-deductible ESOP expense	1.0	1.2	1.2
Other items, net	0.2	0.8	0.6

Effective income tax rate	38.2%	38.3%	39.8%

During the third quarter of 2004, Triad had a reduction of its marginal tax rate from 37.5% to 37.0% from state tax rate changes. Triad recorded a reduction to its income tax provision of approximately $1.5 million relating to an adjustment of its deferred tax assets and liabilities from the change in the marginal tax rate.

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (in millions):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$169.8	$—	$173.1
Accounts and other receivables	19.4	—	48.0	—
State net operating loss carryforwards	14.3	—	12.3	—
Professional liability risks	55.3	—	47.0	—
Compensation reserves	26.3	—	22.1	—
Amortization and intangible asset basis differences	—	103.1	—	100.1
Investment basis difference	—	9.8	—	10.3
Prepaid expenses	—	5.7	—	6.6
Other	4.0	—	1.4	—

	119.3	288.4	130.8	290.1
Valuation allowances	(1.0)	—	(1.0)	—

	$118.3	$288.4	$129.8	$290.1

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

Deferred income taxes of $31.8 million and $58.0 million at December 31, 2005 and 2004, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $201.9 million and $218.3 million at December 31, 2005 and 2004, respectively. Current and noncurrent deferred taxes totaled $170.1 million and $160.3 million net deferred tax liability at December 31, 2005 and 2004, respectively.

At December 31, 2005, state net operating loss carryforwards (expiring in years 2005 through 2024) available to offset future taxable income approximated $413.0 million, representing approximately $14.3 million in deferred

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INCOME TAXES (continued)

tax benefits. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $1.0 million has been reflected as of December 31, 2005 and 2004.

NOTE 6—IMPAIRMENT OF LONG-LIVED ASSETS

Triad closed under a definitive agreement in July 2004 to sell Alice Regional Hospital in Alice, Texas for $18.0 million less liabilities assumed. The definitive agreement to sell the assets of this facility was entered into in February 2004. The sales scenario was used in the impairment evaluation as the probability-weighted cash flows for this facility as of December 31, 2003. An impairment of $16.3 million was recorded in the year ended December 31, 2003 to reduce the book value of this facility’s assets to its estimated sales price. Impairments on this facility had been recorded in prior years. This facility was reclassified to discontinued operations in the first quarter of 2004. Revenues for this facility were $38.9 million for the year ended December 31, 2003. This facility had a pre-tax loss of $8.7 million for the year ended December 31, 2003.

NOTE 7—LONG-TERM DEBT

Components of long-term debt at December 31 (in millions):

	Carrying Amount		Fair Value
	2005	2004	2005	2004
Revolving Credit Line	$—	$—	$—	$—
Tranche A term loan	—	57.6	—	57.6
Tranche B term loan	—	405.7	—	405.7
Term Loan A	500.0	—	500.0	—
7% Senior Notes	600.0	600.0	610.5	627.7
7% Senior Subordinated Notes	600.0	600.0	598.5	609.8
Other	3.5	3.7	3.5	3.8

	1,703.5	1,667.0	$1,712.5	$1,704.6

Less current portion	7.7	79.7

	$1,695.8	$1,587.3

The Term Loan A presently bears interest at LIBOR plus 1.00% (5.39% at December 31, 2005) with principal amounts due through 2011, the 7% senior notes principal amounts are due in 2012 and the 7% senior subordinated notes principal amounts are due in 2013. The senior notes are callable, at Triad’s option, in May 2008 and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At December 31, 2005, Triad had a $600.0 million line of credit which bears interest at LIBOR plus 1.00%. No amounts were outstanding under the revolving credit line at December 31, 2005. The revolving credit line matures in 2007. Triad had $19.6 million of letters of credit outstanding at December 31, 2005, which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and Triad’s Term Loan A may increase or decrease depending upon the total leverage of Triad.

On June 10, 2005, Triad entered into an amended and restated credit agreement which provides for a six year $500 million Term Loan A facility and a six year $600 million revolving credit line. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on Triad’s total leverage ratio.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

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

Triad’s term loans and revolving lines of credit are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x as of December 31, 2005. Triad’s total leverage ratio at December 31, 2005 was approximately 1.98x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

Triad had net debt issue costs of $22.4 million and $28.4 million as of December 31, 2005 and 2004, respectively, recorded in other assets in the consolidated balance sheets. These cost are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of debt issue costs was $5.1 million and $21.0 million as of December 31, 2005 and 2004, respectively.

Triad uses varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 1).

A debt maturity schedule is as follows (in millions):

2006	$7.7
2007	19.8
2008	31.8
2009	43.9
2010	212.7
Thereafter	1,387.6

$1,703.5

NOTE 8—EQUITY

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—GUARANTEES

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.1% and 26.8% at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the amounts subject to the guarantees were $23.6 million and $22.8 million, respectively. Triad had accrued liabilities of $6.8 million and $6.3 million at December 31, 2005 and 2004, respectively, for the estimated loan defaults that would be covered under the guarantees.

Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees was $2.3 million at December 31, 2005. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. Minimal amounts were recorded for the fair value of the guarantees. The maximum amount of the guarantees was $2.0 million at December 31, 2005.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Triad had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. Triad had entered into another interest rate swap agreement, which effectively converted an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005.

At December 31, 2004, the fair value of the interest rate swap was a liability of $0.6 million and was recorded in other current liabilities in the consolidated balance sheets. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive income.

NOTE 11—LEASES

Triad leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $92.0 million, $78.0 million and $61.8 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2005 (in millions):

	Operating	Capital
2006	$54.3	$0.6
2007	44.9	0.3
2008	35.9	0.1
2009	30.3	—
2010	23.5	—
Thereafter	99.7	—

Total minimum payments	$288.6	1.0

Less amounts representing interest		(0.1)

Present value of minimum lease payments		$0.9

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—LEASES (continued)

The following summarizes amounts related to equipment leased by Triad under capital leases at December 31 (in millions):

	2005	2004
Equipment	$2.0	$2.2
Accumulated amortization	(0.9)	(0.6)

Net book value	$1.1	$1.6

NOTE 12—STOCK BENEFIT PLANS

Triad’s 1999 Long-Term Incentive Plan has 20,500,000 shares of Triad’s common stock reserved for issuance. The 1999 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock-based awards to officers and employees of Triad. Stock options granted are generally at an exercise price equal to the fair market value at the date of grant and are exercisable over a four-year period and expire ten years from date of grant. The plan provides for immediate vesting upon a change in control.

Triad adopted various other plans for which 750,000 shares of Triad’s common stock have been reserved for issuance.

Information regarding stock options for 2005, 2004 and 2003 is summarized below:

	Stock Options	Option Price Per Share	Weighted Average Exercise Price
Balances, January 1, 2003	9,272,657	$0.07 - $42.00	$24.81
Granted	1,291,800	$22.45 - $31.11	$25.93
Exercised	(240,006)	$0.19 - $32.15	$19.64
Cancelled	(335,280)	$8.50 - $42.00	$30.02

Balances, December 31, 2003	9,989,171	$0.07 - $42.00	$24.91
Granted	2,739,900	$24.45 - $35.52	$35.17
Exercised	(2,211,027)	$0.19 - $35.88	$17.98
Cancelled	(596,465)	$5.77 - $42.00	$31.24

Balances, December 31, 2004	9,921,579	$0.07 - $42.00	$28.93
Granted	2,027,750	$40.86 - $50.08	$42.67
Exercised	(3,387,210)	$9.38 - $42.00	$25.92
Cancelled	(560,427)	$12.52 - $50.08	$37.06

Balances, December 31, 2005	8,001,692	$0.07 - $50.08	$33.04

The weighted average fair value of stock options granted to Triad employees during the years ended December 31, 2005, 2004 and 2003, was $13.08, $14.24 and $9.78 per option, respectively. At December 31, 2005, 2004 and 2003, there were 3,447,303, 4,710,309 and 5,289,807 options exercisable, respectively. There were 4,529,526, 4,616,849, and 4,260,284 stock options available for grant at December 31, 2005, 2004 and 2003, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—STOCK BENEFIT PLANS (continued)

The following table summarizes information regarding the options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
Range of Exercise Prices
$15.42 to $29.08	54,699	1 years	$16.30	54,699	$16.30
$16.34 to $27.84	27,769	3 years	$16.35	27,769	$16.35
$0.07 to $18.84	182,976	4 years	$11.93	182,976	$11.93
$16.50 to $27.69	345,084	5 years	$17.80	345,084	$17.80
$24.63 to $35.70	1,256,614	6 years	$29.08	1,256,614	$29.08
$32.15 to $42.00	1,441,125	7 years	$32.76	890,061	$32.79
$22.45 to $31.11	814,250	8 years	$25.88	280,100	$25.89
$34.19 to $35.52	2,076,425	9 years	$35.42	410,000	$35.40
$40.86 to $50.08	1,802,750	10 years	$42.68	—	$—

	8,001,692		$33.04	3,447,303	$28.19

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock at a discount (through payroll deductions over six-month intervals) to substantially all employees. Shares of common stock issued to employees through the ESPP were 337,339 in 2005, 330,248 in 2004 and 420,150 in 2003.

Shares issued through the MSPP, net of cancellations, were 28,523 at a weighted average price of $31.08 per share, 29,047 at a weighted average price of $24.40 per share, and 35,563 at a weighted average price of $22.53 per share during the years ended December 31, 2005, 2004 and 2003, respectively.

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

In May 2005, Triad issued 3,617 deferred stock units to certain members of the Board of Directors in lieu of their annual stipend. These stock units have a cliff vesting after five years.

On February 9, 2006, Triad granted 639,700 shares of restricted stock to employees with a fair value on the grant date of $40.75 per share. The restrictions on the shares lapse ratably over a four-year period.

NOTE 13—RETIREMENT PLANS

Triad has established an Employee Stock Ownership Plan (“ESOP”) for substantially all of its employees. In 1999, the ESOP purchased from Triad, at fair market value, 3,000,000 shares of Triad’s common stock. The purchase was primarily financed by the ESOP issuing a promissory note to Triad, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. Triad makes contributions to the ESOP which the ESOP uses to repay the loan. Triad’s stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—RETIREMENT PLANS (continued)

The loan to the ESOP is recorded in unearned ESOP compensation in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. Triad recognized ESOP expense of $14.1 million, $10.3 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and the unearned ESOP compensation was $10.4 million and $13.8 million at December 31, 2005 and 2004, respectively.

The ESOP shares as of December 31, 2005 were as follows:

Shares released	1,800,000
Shares committed to be released	300,000
Unreleased shares	900,000

Total ESOP shares	3,000,000

Fair value of unreleased shares	$35.3 million

Triad has a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. Triad has also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that Triad match 50% of a participant’s contribution up to certain maximum levels. Triad recorded expense under these plans of $43.7 million, $38.1 million and $31.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contributions to the retirement plan are funded annually. Triad’s contributions to the contributory benefit plan are funded periodically during the year.

Triad has a defined benefit retirement plan for the unionized employees at one of its hospitals. A minimum pension liability is required when the actuarial present value of the accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. The change in the minimum pension liability, net of income tax, is recognized through other comprehensive income. Triad had a minimum pension liability of $2.7 million at December 31, 2005. The change in the minimum pension liability of $0.2 million, net of income tax benefit of $0.2 million, was recognized through other comprehensive income in the year ended December 31, 2005. Net pension costs and prepaid pension costs for the years ended December 31, 2005, 2004 and 2003 were not significant.

Triad adopted a Supplemental Executive Retirement Plan (“SERP”), effective September 1, 2005, that will provide select senior management with certain benefits upon retirement, death or disability. Generally, to be eligible for normal retirement benefits under the SERP, a participant must complete 12 continuous years of service, attain age 60 and be credited with at least 3 years of service after plan adoption. Benefits are determined primarily as a percentage of a participant’s average annual compensation during the last three completed calendar years of employment and are payable for the lifetime of the participant. Death benefits payable to a surviving spouse are equal to one-half of the benefit that would have been paid to the participant. A minimum pension liability is required when the actuarial present value of the accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. Triad has established a rabbi trust, the assets of which are not assets of the SERP, to fund the payment of benefits under the SERP. At December 31, 2005, Triad had funded $0.8 million in the trust. At December 31, 2005, Triad recorded a minimum pension liability of $7.0 million

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—RETIREMENT PLANS (continued)

in other long-term liabilities and an intangible asset of $7.0 million in other long-term assets related to prior service costs. Net pension costs and accrued pension costs were $0.8 million at December 31, 2005.

NOTE 14—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to the ESOP. Diluted weighted average shares outstanding is calculated by adjusting basic weighted shares outstanding by all potentially dilutive stock options. For the year ended December 31, 2005, 2004 and 2003, options outstanding of 1,751,250, 174,250 and 2,841,813, respectively, were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares are as follows:

	For the years ended December 31,
	2005	2004	2003
Weighted average shares exclusive of unreleased ESOP shares	81,851,961	75,046,662	73,363,542
ESOP shares committed to be released	150,000	150,000	150,000

Basic weighted average shares outstanding	82,001,961	75,196,662	73,513,542
Effect of dilutive securities – employee stock options	1,601,398	1,401,263	1,850,195

Diluted weighted average shares outstanding	83,603,359	76,597,925	75,363,737

NOTE 15—AGREEMENTS WITH HCA

Triad has entered into distribution and other related agreements governing the spin-off of Triad from HCA and Triad’s subsequent relationship with HCA. These agreements provide certain indemnifications for the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

HCA and Triad entered into a distribution agreement providing for certain arrangements among HCA and Triad subsequent to the date of the spin-off. The distribution agreement generally provides that Triad will be financially responsible for liabilities arising out of or in connection with the assets and entities that constitute Triad. The distribution agreement provides, however, that HCA will indemnify Triad for any losses which it incurs arising from certain governmental investigations of certain of HCA’s business practices. HCA will not indemnify Triad for losses relating to any acts, practices and omissions engaged in by Triad after the date of the spin-off, whether or not Triad is indemnified for similar acts, practices and omissions occurring prior to the date of the spin-off.

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

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While Triad currently believes that it has no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time, Triad cannot predict the final effect or outcome of the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and Triad intends to vigorously contest the appeal. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

Triad’s merger agreement with Quorum will not provide indemnification to Triad in respect of the qui tam complaints and investigations described above. If Triad incurs material liabilities as a result of qui tam litigation or governmental investigations, these matters could have a material adverse effect on Triad’s business, financial condition, results of operations or prospects.

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

From time to time, Triad may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. Triad may not know about those investigations or about qui tam actions filed against it unless and to the extent such are unsealed. If any of those matters were successfully asserted against Triad, there could be a material adverse effect on Triad’s business, financial position, results of operations or prospects.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

Income Taxes

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On December 15, 2005, the IRS proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of three qui tam cases that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in the payment by Triad of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

Triad believes its reporting of the deductions with respect to the settlement of the three qui tam cases was appropriate. Accordingly, Triad intends to contest the proposed adjustments and is considering various alternatives for doing so, including filing protests and seeking referral to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, this would not have a material effect on Triad’s results of operations or financial position.

In February 2005, Triad, on behalf of certain jointly-owned entities in which Quorum owned a majority interest, reached final settlements with the IRS with respect to the jointly-owned entities’ taxable years ended June 30, 1997 and 1998. These settlements related to adjustments to tax accounting methods adopted for computing bad debt expense, the valuation of purchased hospital property and equipment and related depreciable lives, income recognition related to cost reports and the loss calculation on a taxable liquidation of a subsidiary. Triad has also agreed to carryover adjustments relating to the jointly-owned entities’ taxable years ended June 30, 1999, 2000, 2001, and the taxable years ended December 31, 2001, 2002 and 2003 resulting from the prior years’ settlements.

In the opinion of management, the settlements did not have a material impact on Triad’s results of operations or financial position.

General Liability Claims

Triad, QHR, and Intensive Resource Group (“IRG”), a subsidiary of QHR, are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

NOTE 17—SEGMENT INFORMATION

Triad, through its affiliates, operates hospitals and related healthcare entities. For the years ended December 31, 2005, 2004 and 2003, approximately 28.9%, 28.3%, and 28.4%, respectively, of Triad’s revenues related to patients participating in the Medicare program.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT INFORMATION (continued)

Triad has structured its operations into two segments. The owned operations segment includes Triad’s acute care hospitals and related healthcare entities. The management services segment provides executive management services to independent acute care hospitals. Prior periods have been restated for reclassifications to discontinued operations (see NOTE 4).

The distribution of Triad’s revenues, Adjusted EBITDA (which is used by management for operating performance review, see (a)) and assets are summarized in the following tables (dollars in millions):

	For the years ended December 31,
	2005	2004	2003
Revenues:
Owned operations	$4,632.7	$4,106.7	$3,421.3
Management services	114.0	111.3	129.3
Corporate and other	0.6	—	—

	$4,747.3	$4,218.0	$3,550.6

	2005	2004	2003
Adjusted EBITDA (a):
Owned operations	$773.8	$650.0	$534.7
Management services	21.6	10.9	20.2
Corporate and other	(83.0)	(69.7)	(56.7)

	$712.4	$591.2	$498.2

	December 31,
	2005	2004
Assets:
Owned operations	$5,118.6	$4,567.7
Management services	124.5	133.4
Corporate and other	493.8	280.3

	$5,736.9	$4,981.4

Adjusted EBITDA for owned operations includes equity in earnings of affiliates of $35.0 million, $20.5 million and $25.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes follows (in millions):

	For the years ended December 31,
	2005	2004	2003
Total Adjusted EBITDA for reportable segments	$712.4	$591.2	$498.2

Depreciation	199.6	172.3	153.0
Amortization	6.3	6.3	5.8
Interest expense	110.6	113.7	133.7
Interest income	(9.0)	(2.6)	(2.7)
Refinancing transaction costs	8.4	76.0	39.9
ESOP expense	14.1	10.3	8.5
Gain on sales of assets	(0.4)	—	(1.4)
Minority interests in earnings of consolidated entities	11.5	1.4	0.3

Income from continuing operations before income taxes	$371.3	$213.8	$161.1

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT INFORMATION (continued)

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 18—COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, as of December 31 are as follows (in millions):

	2005	2004
Fair value of interest rate swaps	$—	$(0.3)
Minimum pension liability	(1.6)	(1.4)

	$(1.6)	$(1.7)

NOTE 19—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other current liabilities as of December 31 follows (in millions):

	2005	2004
Due to HCA	$0.9	$0.6
Employee retirement plan	27.8	25.1
Taxes, other than income	29.1	28.0
Accrued interest	10.7	10.7
Self-insured employee benefit programs	42.1	35.5
Current portion of professional liability risk	21.2	16.9
Deferred income	3.6	3.9
Litigation settlement	5.9	5.9
Other	21.8	34.1

	$163.1	$160.7

A summary of activity in Triad’s allowances for doubtful accounts follows (in millions):

	Balances at Beginning of Period	Additions Charged To Expense	Additions Charged to Expense for Discontinued Operations	Accounts Written off, Net of Recoveries	Acquisitions	Balances at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2003	$162.2	$360.6	$44.6	$(325.9)	$5.7	$247.2
Year ended December 31, 2004	$247.2	$427.2	$43.4	$(408.4)	$1.9	$311.3
Year ended December 31, 2005	$311.3	$403.3	$27.3	$(486.9)	$37.8	$292.8

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS (continued)

Triad retained certain working capital items, including accounts receivables, on certain facilities included in discontinued operations.

NOTE 20—COSTS OF SALES

The following tables show the line items in the consolidated statements of operations that are considered costs of sales (in millions):

	For the year ended December 31, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,940.2	$44.4	$1,895.8
Reimbursable expenses	51.1	—	51.1
Supplies	801.3	0.5	800.8
Other operating expenses	874.0	38.5	835.5
Provision for doubtful accounts	403.3	—	403.3
Depreciation	199.6	2.7	196.9
Amortization	6.3	—	6.3

Total	$4,275.8	$86.1	$4,189.7

	For the year ended December 31, 2004
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,695.4	$40.3	$1,655.1
Reimbursable expenses	51.1	—	51.1
Supplies	692.4	0.4	692.0
Other operating expenses	781.2	29.7	751.5
Provision for doubtful accounts	427.2	—	427.2
Depreciation	172.3	2.5	169.8
Amortization	6.3	—	6.3

Total	$3,825.9	$72.9	$3,753.0

	For the year ended December 31, 2003
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,446.0	$36.1	$1,409.9
Reimbursable expenses	51.6	—	51.6
Supplies	556.4	0.9	555.5
Other operating expenses	663.2	26.2	637.0
Provision for doubtful accounts	360.6	—	360.6
Depreciation	153.0	1.7	151.3
Amortization	5.8	—	5.8

Total	$3,236.6	$64.9	$3,171.7

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by Triad’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts). Amounts for all periods presented have been restated to reflect the reclassification to discontinued operations (see NOTE 4).

	2005
	First		Second		Third		Fourth
Revenues	$1,153.1		$1,167.3		$1,160.9		$1,266.0
Income from continuing operations	$63.9		$51.2	(a)	$55.3		$59.0
Net income	$66.2		$58.9	(a)	$46.3	(b)	$54.6	(c)
Basic income from continuing operations per share	$0.82		$0.64	(a)	$0.65		$0.69
Basic net income per share	$0.85		$0.74	(a)	$0.54	(b)	$0.64	(c)
Diluted income from continuing operations per share	$0.80		$0.62	(a)	$0.64		$0.68
Diluted net income per share	$0.83		$0.72	(a)	$0.53	(b)	$0.63	(c)

	2004
	First		Second		Third		Fourth
Revenues	$1,045.6		$1,034.6		$1,053.8		$1,084.0
Income (loss) from continuing operations	$46.7		$(6.5	)(e)	$42.4		$49.4
Net income (loss)	$97.8	(d)	$(5.2	)(e)	$49.2		$49.2
Basic income (loss) from continuing operations per share	$0.63		$(0.09	)(e)	$0.56		$0.65
Basic net income (loss) per share	$1.31	(d)	$(0.07	)(e)	$0.65		$0.65
Diluted income (loss) from continuing operations per share	$0.62		$(0.09	)(e)	$0.55		$0.64
Diluted net income (loss) per share	$1.29	(d)	$(0.07	)(e)	$0.64		$0.64

(a)	During the second quarter of 2005, Triad recorded an $8.4 million pre-tax charge related to refinancing transaction costs.

(b)	During the third quarter of 2005, Triad recorded a $7.5 million pre-tax charge in discontinued operations related to impairment of certain long-lived assets.

(c)	During the fourth quarter of 2005, Triad recorded a $1.7 million pre-tax loss related to the sale of one hospital.

(d)	During the first quarter of 2004, Triad recorded an $84.0 million pre-tax gain related to the sale of two hospitals and three ambulatory surgery centers.

(e)	During the second quarter of 2004, Triad recorded a $76.0 million pre-tax charge related to refinancing transaction costs.

NOTE 22—SUBSEQUENT EVENTS

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology costs. The conversion of the current information systems represents approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Triad estimates that approximately $55 million of the conversion costs will be expended in 2006, $70 million in 2007, $90 million in 2008 and the remainder thereafter.

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. Triad contributed approximately $25.6 million for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20%

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—SUBSEQUENT EVENTS (continued)

interest in the venture. The venture anticipates building a replacement facility for which Triad would contribute an additional $125 million. Triad anticipates that the cost of this project will be approximately $180 million.

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Massillon, Ohio. Triad contributed its current hospital in Massillon and approximately $11.4 million in cash for approximately a 59% interest in the venture and the non-profit entity contributed its hospital for approximately a 41% interest in the venture.