Form 10-Q
period 2006-03-31
TRIAD HOSPITALS INC
filed 2006-05-05
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of April 28, 2006, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 87,545,899.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended March 31, 2006 and 2005

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended
	2006	2005
Revenues	$1,369.2	$1,153.1

Salaries and benefits, including stock compensation expense of $6.8 in 2006	557.5	459.3
Reimbursable expenses	13.7	13.6
Supplies	237.2	190.1
Other operating expenses	253.1	208.7
Provision for doubtful accounts	120.7	105.7
Depreciation	53.3	47.1
Amortization	1.5	1.5
Interest expense	28.7	27.4
Interest income	(5.0)	(0.9)
ESOP expense	3.0	3.3
(Gain) loss on sales of assets	(0.1)	0.3

Total operating expenses	1,263.6	1,056.1

Income from continuing operations before minority interests, equity in earnings and income tax provision	105.6	97.0

Minority interests in earnings of consolidated entities	(4.8)	(3.6)
Equity in earnings of unconsolidated affiliates	10.0	10.1

Income from continuing operations before income tax provision	110.8	103.5
Income tax provision	(42.9)	(39.6)

Income from continuing operations	67.9	63.9
Income from discontinued operations, net of tax	15.2	2.3

Net income	$83.1	$66.2

Income per common share:
Basic:
Continuing operations	$0.79	$0.82
Discontinued operations	$0.18	$0.03

Net	$0.97	$0.85

Diluted:
Continuing operations	$0.79	$0.80
Discontinued operations	$0.17	$0.03

Net	$0.96	$0.83

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$348.6	$310.2
Accounts receivable, less allowances for doubtful accounts of $321.1 at March 31, 2006 and $292.8 at December 31, 2005	879.3	800.2
Inventories	135.3	130.0
Deferred income taxes	31.5	31.8
Prepaid expenses	48.4	41.1
Discontinued operations assets	—	67.6
Other	91.6	93.0

	1,534.7	1,473.9

Property and equipment, at cost:
Land	190.3	182.3
Buildings and improvements	1,906.3	1,739.3
Equipment	1,534.2	1,449.1
Construction in progress	145.3	226.3

	3,776.1	3,597.0
Accumulated depreciation	(1,062.1)	(1,012.8)

	2,714.0	2,584.2
Goodwill	1,345.0	1,301.6
Intangible assets, net of accumulated amortization	70.3	71.7
Investment in and advances to affiliates	221.8	204.8
Other	105.9	100.7

Total assets	$5,991.7	$5,736.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$218.7	$197.5
Accrued salaries	130.3	126.8
Current portion of long-term debt	10.8	7.7
Current income taxes payable	62.1	17.1
Discontinued operations liabilities	—	3.1
Other current liabilities	174.4	163.1

	596.3	515.3
Long-term debt	1,697.0	1,695.8
Other liabilities	179.6	167.8
Deferred taxes	188.2	201.9
Minority interests in equity of consolidated entities	294.6	228.4
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 87,495,622 and 86,373,170 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	2,355.9	2,331.6
Unearned ESOP compensation	(9.5)	(10.4)
Accumulated other comprehensive loss	(1.6)	(1.6)
Accumulated earnings	690.3	607.2

Total stockholders’ equity	3,036.0	2,927.7

Total liabilities and stockholders’ equity	$5,991.7	$5,736.9

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended March 31, 2006 and 2005

Unaudited

(Dollars in millions)

	For the three months ended
	2006	2005
Cash flows from operating activities:
Net income	$83.1	$66.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(15.2)	(2.3)
Provision for doubtful accounts	120.7	105.7
Depreciation and amortization	54.8	48.6
ESOP expense	3.0	3.3
Minority interests	4.8	3.6
Equity in earnings of unconsolidated affiliates	(10.0)	(10.1)
(Gain) loss on sales of assets	(0.1)	0.3
Deferred income tax benefit	(5.7)	(6.3)
Non-cash interest expense	0.8	1.2
Non-cash stock compensation expense	6.8	0.2
Excess tax benefits on stock compensation	(1.0)	—
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(184.2)	(164.4)
Inventories and other assets	(10.5)	10.8
Accounts payable and other current liabilities	39.4	54.0
Other	9.5	15.3

Net cash provided by operating activities	96.2	126.1

Cash flows from investing activities:
Purchases of property and equipment	(118.3)	(100.3)
Distributions and advances (to) from affiliates, net	(6.0)	4.1
Proceeds received on disposals of assets	90.7	0.6
Acquisitions, net of cash acquired	(37.0)	—
Other	(0.1)	—

Net cash used in investing activities	(70.7)	(95.6)

Cash flows from financing activities:
Payments of long-term debt	(0.7)	(20.9)
Proceeds from issuance of common stock	12.6	60.2
Excess tax benefits on stock compensation	1.0	—
Distributions to minority partners, net	—	(1.5)

Net cash provided by financing activities	12.9	37.8

Change in cash and cash equivalents	38.4	68.3
Cash and cash equivalents at beginning of period	310.2	56.6

Cash and cash equivalents at end of period	$348.6	$124.9

Cash paid for:
Interest	$7.6	$6.9
Income taxes, net of refunds	$19.4	$3.0

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Triad Hospitals, Inc. (“Triad”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Triad’s Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—STOCK BENEFIT PLANS

At March 31, 2006, Triad has share-based compensation plans that prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. APB 25 used the intrinsic value method to account for options granted to employees. No share-based compensation expense was recognized in the condensed consolidated statement of operations during the three months ended March 31, 2005 on options awarded to employees, as all unvested options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. Triad recorded $0.2 million in stock compensation expense relating to stock options granted to non-employees and to shares issued under Triad’s Amended and Restated Management Stock Purchase Plan (“MSPP”) during the three months ended March 31, 2005.

Effective January 1, 2006 Triad adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, stock compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.

The following table illustrates the impact of adopting SFAS 123R on the condensed consolidated statements of operations for the three months ended March 31, 2006 (amounts in millions, except per share information):

Income from continuing operations before income tax provision	$(6.8)
Income from continuing operations	$(4.7)
Net income	$(4.7)

Basic income from continuing operations per share	$0.06
Basic net income per share	$0.06
Diluted income from continuing operations per share	$0.05
Diluted net income per share	$0.05

Prior to adopting SFAS 123R, Triad presented all benefits of tax deductions for share-based compensation as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, Triad reported a reduction of cash flow from operations and a corresponding increase to cash flow from financing activities of $1.0 million in the three months ended March 31, 2006.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

Triad’s Amended and Restated Long-Term Incentive Plan (“LTIP”) has 20,500,000 shares of Triad’s common stock reserved for issuance. The LTIP authorizes the grant of stock options, stock appreciation rights and other equity-based awards to officers and employees of Triad. Awards of stock options granted under the LTIP are generally at an exercise price equal to the market value of Triad’s common stock at the date of grant, are exercisable over a four-year period and expire 10 years from date of grant. The fair value of stock options granted under the LTIP was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of Triad’s common stock. The expected term is based on the historical exercise patterns of Triad’s stock options. Awards of restricted stock granted under the LTIP have a fair value equal to the market value of Triad’s common stock on the date of grant and generally vest over a four-year period.

The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2005.

Risk free interest rate	3.50%
Expected life	5 years
Expected volatility	26.5%
Expected dividend yield	—

Triad recorded $5.4 million in stock compensation expense in the three months ended March 31, 2006 for awards under the LTIP.

Triad’s Outside Directors Stock and Compensation Incentive Plan (“Outside Directors Plan”) has 750,000 shares of Triad’s common stock reserved for issuance. The Outside Directors Plan provides for grants of stock options, stock appreciation rights and other equity-based awards to members of Triad’s Board of Directors. Awards of stock options granted under the Outside Directors Plan are generally at an exercise price equal to the market value of Triad’s common stock at the date of grant, are exercisable over a four-year period and expire 10 years from the date of grant. The fair value of stock options granted under the Outside Directors Plan was estimated on the grant date using the Black-Scholes option pricing model. Awards of restricted stock granted to outside directors have a fair value equal to the market value of Triad’s common stock on the date of grant and generally vest on the first anniversary of the date of grant. No awards under the Outside Directors Plan were granted during the three months ended March 31, 2006 and 2005. Triad recorded $0.5 million in stock compensation expense in the three months ended March 31, 2006 for awards under the Outside Directors Plan.

Triad’s MSPP provides certain members of management an opportunity to purchase restricted shares of its common stock at a discount through payroll deductions over six month intervals. The restricted shares are granted at a 25% discount from the six-month average market price of the common stock on the date of grant. The vesting period is three years from the date of grant, and subject to certain exceptions, an employee would forfeit the value of the discount and any appreciation in the stock if employment were terminated during the vesting period. The fair value of shares issued under the MSPP is estimated on the date of grant using the Black-Scholes option pricing model. Stock compensation expense recorded in the three months ended March 31, 2006 for the MSPP was insignificant.

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock to all employees at a discount through payroll deductions over six month intervals. The shares are issued at a 15% discount from the lower of the market price of Triad’s common stock at the beginning or ending date of the plan period. The fair value of shares issued under the ESPP is estimated at the beginning of the plan period using the Black-Scholes option pricing model. Triad recorded $0.9 million in stock compensation expense in the three months ended March 31, 2006 for the ESPP. No awards under the ESPP were granted during the three months ended March 31, 2006 and 2005.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

The following table illustrates the effect on income from continuing operations, net income and earnings per share if Triad had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation plans prior to adoption of SFAS 123R:

For the three months ended March 31, 2005
Income from continuing operations, as reported	$63.9
Add: Stock option expense recorded	0.1
Less: Fair value stock option expense	(6.0)

Pro forma	$58.0

Net income, as reported	$66.2
Add: Stock option expense recorded	0.1
Less: Fair value stock option expense	(6.0)

Pro forma	$60.3

Basic income per share
Income from continuing operations, as reported	$0.82
Add: Stock option expense recorded	—
Less: Fair value stock option expense	(0.08)

Pro forma	$0.74

Net income, as reported	$0.85
Add: Stock option expense recorded	—
Less: Fair value stock option expense	(0.08)

Pro forma	$0.77

Diluted income per share
Income from continuing operations, as reported	$0.80
Add: Stock option expense recorded	—
Less: Fair value stock option expense	(0.06)

Pro forma	$0.74

Net income, as reported	$0.83
Add: Stock option expense recorded	—
Less: Fair value stock option expense	(0.06)

Pro forma	$0.77

A summary of stock option activity under Triad’s stock compensation plans at March 31, 2006 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	8,001,692	$33.04
Granted	—	—
Exercised	(483,765)	26.10
Cancelled	(132,577)	37.59

Outstanding at March 31, 2006	7,385,350	$33.50	7.3	$63,452,794

Exercisable at March 31, 2006	4,621,911	$30.81	6.6	$51,510,699

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

The weighted-average grant-date fair value of options granted was $12.85 during the three months ended March 31, 2005. The total intrinsic value of options exercised was $7.3 million and $40.3 million during the three months ended March 31, 2006 and 2005, respectively. The total fair value of shares vested was $23.3 million and $20.3 million during the three months ended March 31, 2006 and 2005, respectively.

A summary of Triad’s non-vested shares at March 31, 2006 is presented below:

	Restricted Stock		MSPP Shares
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	120,000	$49.42	85,086	$10.68
Granted	639,700	40.75	—	—
Vested	—	—	—	—
Cancelled	—	—	(1,013)	10.03

Nonvested at March 31, 2006	759,700	$42.12	84,073	$10.68

Subsequent to March 31, 2006, Triad granted 9,500 shares of restricted stock at a fair value of $42.27.

At March 31, 2006, there was $58.0 million of total unrecognized stock compensation expense related to Triad’s non-vested share-based compensation plans which is expected to be recognized over a weighted-average period of 2.9 years.

Cash received from option exercises under share-based payment arrangements during the three months ended March 31, 2006 was $12.6 million. The actual tax benefit realized for the tax deductions of the share-based payment arrangements totaled $2.7 million for the three months ended March 31, 2006.

NOTE 3—ACQUISITIONS

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

The operations of the acquired entities are included in Triad’s operations from the effective dates of the transactions.

The acquired goodwill totaling $43.4 million for both transactions was assigned to the owned operations segment, of which approximately $34.1 million is anticipated to be deductible for tax purposes.

NOTE 4—DISCONTINUED OPERATIONS

Effective January 1, 2006, Triad closed on a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. These facilities were reclassified to discontinued operations in the fourth quarter of 2005. Triad recognized a gain on the sale in discontinued operations of $27.2 million in the first quarter of 2006. These facilities were a component of the owned operations segment.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—DISCONTINUED OPERATIONS (continued)

Included in discontinued operations are three entities that Triad disposed of during 2005. These entities were reclassified to discontinued operations in the second and third quarters of 2005.

The condensed consolidated statement of operations for the three months ended March 31, 2005 was restated to reflect the reclassifications.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. As of March 31, 2006, all assets and liabilities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

December 31, 2005
Assets
Accounts receivable, net	$17.6
Inventories	2.2
Other current assets	3.9
Property and equipment, net	40.5
Goodwill	3.3
Other	0.1

Total discontinued operations assets	$67.6

Liabilities
Accounts payable	$1.3
Accrued salaries	1.8

Total discontinued operations liabilities	$3.1

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended March 31,
	2006	2005
Revenues	$0.7	$59.5

Pre-tax income (loss) from operations	$(1.1)	$3.6
Income tax (provision) benefit	0.4	(1.3)

	(0.7)	2.3

Gain on disposal, net of tax of $11.3 million	15.9	—

	$15.2	$2.3

NOTE 5—GUARANTEES

Triad has entered into physician recruiting agreements whereby it supplements physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended or the payments are required to be returned to Triad. The payments under these agreements are forgiven if the physicians stay in the community through the end of the agreement. Triad adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”) on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. Triad records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2006, Triad had liabilities for the minimum revenue guarantees entered into after January 1, 2006 of $4.2 million. At March 31, 2006, the maximum amount of all unpaid minimum revenue guarantees was $61.9 million.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—GUARANTEES (continued)

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.0% at March 31, 2006 and 29.1% at December 31, 2005. At March 31, 2006 and December 31, 2005, the amounts subject to the guarantees were $23.6 million. Triad had accrued liabilities of $6.8 million at March 31, 2006 and December 31, 2005, for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.3 million at March 31, 2006. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The maximum amount of the guarantees entered into after January 1, 2003 was $1.9 million at March 31, 2006.

NOTE 6—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”) and unvested restricted shares issued under Triad’s stock benefit plans. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and unvested restricted stock. Stock options outstanding of 1,824,625 for the three months ended March 31, 2006 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of Triad’s common stock and thus the inclusion would have been antidilutive. Weighted average shares are as follows:

	For the three months ended March 31,
	2006	2005
Weighted average shares exclusive of unreleased ESOP shares and unvested restricted shares	85,730,434	77,857,614
Average of ESOP shares committed to be released	37,500	37,500

Basic weighted average shares outstanding	85,767,934	77,895,114

Effect of dilutive securities – employee stock benefit plans	566,006	1,527,396

Diluted weighted average shares outstanding	86,333,940	79,422,510

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7—SEGMENT INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA of continuing operations (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended March 31,
	2006	2005
Revenues:
Owned operations	$1,340.5	$1,123.9
Management services	28.5	29.2
Corporate and other	0.2	—

	$1,369.2	$1,153.1

	For the three months ended March 31,
	2006	2005
Adjusted EBITDA (a):
Owned operations	$220.9	$199.2
Management services	3.4	3.9
Corporate and other	(27.3)	(17.3)

	$197.0	$185.8

Adjusted EBITDA for owned operations includes equity in earnings of unconsolidated affiliates of $10.0 million and $10.1 million for the three months ended March 31, 2006 and 2005, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 4).

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended March 31,
	2006	2005
Total Adjusted EBITDA for reportable segments	$197.0	$185.8

Depreciation	53.3	47.1
Amortization	1.5	1.5
Interest expense	28.7	27.4
Interest income	(5.0)	(0.9)
ESOP expense	3.0	3.3
(Gain) loss on sales of assets	(0.1)	0.3
Minority interests in earnings of consolidated entities	4.8	3.6

Income from continuing operations before income tax provision	$110.8	$103.5

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, ESOP expense, (gain) loss on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under U.S. Generally Accepted Accounting Principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. Generally Accepted Accounting Principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 8—COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes the net change in the fair value of interest rate swaps, net of income tax, and is included as a component of stockholders’ equity.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—COMPREHENSIVE INCOME (continued)

The component of comprehensive income, net of income tax, is as follows (in millions):

	For the three months ended March 31,
	2006	2005
Net income	$83.1	$66.2
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	—	0.2

Comprehensive income	$83.1	$66.4

Accumulated other comprehensive loss, net of tax, is related to a minimum pension liability of $1.6 million at March 31, 2006 and December 31, 2005.

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

On September 9, 2003, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources, LLC (“QHR”), which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. Triad is vigorously defending this matter and has filed a motion to dismiss, which is pending before the court. While Triad currently believes that it has no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time Triad cannot predict the final effect or outcome of the complaint.

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff appealed the dismissal, and Triad intends to vigorously contest the appeal. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

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

NOTE 10—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended March 31, 2006
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$557.5	$19.3	$538.2
Reimbursable expenses	13.7	—	13.7
Supplies	237.2	0.1	237.1
Other operating expenses	253.1	8.0	245.1
Provision for doubtful accounts	120.7	—	120.7
Depreciation	53.3	0.8	52.5
Amortization	1.5	—	1.5

Total	$1,237.0	$28.2	$1,208.8

	For the three months ended March 31, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$459.3	$10.8	$448.5
Reimbursable expenses	13.6	—	13.6
Supplies	190.1	0.2	189.9
Other operating expenses	208.7	6.4	202.3
Provision for doubtful accounts	105.7	—	105.7
Depreciation	47.1	0.6	46.5
Amortization	1.5	—	1.5

Total	$1,026.0	$18.0	$1,008.0

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Triad is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. Triad’s hospital facilities include 51 general acute care hospitals and 12 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. Included among these facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly-owned subsidiary, QHR, Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States.

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

Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the first quarter of 2006. Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the second and fourth quarters of 2005. These acquisitions affect the comparability of the results of operations for the three months ended March 31, 2006 and 2005.

On January 1, 2006, Triad adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See NOTE 2 – STOCK BENEFIT PLANS in the condensed consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, Triad recorded $6.8 million of stock compensation expense in the first quarter of 2006, which resulted in a reduction to diluted earnings per share of $0.05. During 2006, Triad changed its share-based payment awards for employees from awards of stock options to awards of restricted stock.

In the third quarter of 2005, Triad’s hospitals and ambulatory surgery centers in Hattiesburg, Mississippi, Lake Charles, Louisiana, Victoria, Texas and Wharton, Texas were directly and indirectly impacted by hurricanes Katrina and Rita. At March 31, 2006, Triad had approximately $0.3 million of accrued estimated costs related to repairs of property damage, in addition to costs paid, and has recorded an estimated receivable for insurance reimbursement of approximately $3.5 million, of which interim settlements of $1.0 million have been received.

FORWARD–LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business,

•	the efforts of insurers and other payers, healthcare providers, and others to contain healthcare costs,

•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to health care providers,

•	changes in Federal, state or local regulations affecting the healthcare industry,

•	the possible enactment of Federal or state healthcare reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers from Triad,

•	the successful implementation of Triad’s new information system,

•	claims and legal actions relating to professional liabilities and other matters,

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	fluctuations in the market value of Triad’s common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geopolitical events,

•	future acquisitions, joint venture development or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of Triad’s business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	the potential adverse impact of known and unknown government investigations, and

•	timeliness of reimbursement payments received under government programs.

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

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Triad’s reimbursement from government programs increased approximately 2% to 3% beginning in the fourth quarter of 2005. Triad’s managed care pricing increased approximately 5% to 6% in 2006. There can be no assurances that Triad will continue to receive these levels of revenue rate increases in the future. Triad implemented a self-pay discount program in the second quarter of 2005 which offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Triad’s revenue rate growth was negatively affected by the self-pay discount program.

Patient volumes, on a same facility basis, decreased slightly in 2006 compared to 2005. Patient volumes in 2006 were negatively impacted by the closure of rehabilitation units at two facilities. Triad’s volume growth has also been negatively impacted by increased involvement by consumers in healthcare decision making. Triad had a large volume decrease in lower acuity respiratory admissions, but experienced an increase in volumes from higher acuity procedures, such as surgeries. The increase in these higher acuity procedures was a result of Triad’s capital expenditures to expand service levels at its facilities. For fiscal year 2006, Triad anticipates that volumes, on a same facility basis, will increase approximately 0% to 1%. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees by negotiating discounted amounts that they will pay healthcare providers rather than by paying standard prices. The percentage of revenues from uninsured patients was affected by the implementation of the self-pay discount program discussed above. Excluding this impact, revenues from uninsured patients would have increased in 2006 compared to 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The percentages of patient revenues by provider are as follows:

	For the three months ended March 31,
	2006	2005
Medicare	30.6%	31.2%
Medicaid	4.7	5.0
Managed care plans	44.7	44.0
Uninsured	9.6	9.8
Other sources	10.4	10.0

	100.0%	100.0%

During the first quarter of 2006, Triad refined its process of allocating gross revenues and revenue deductions for its physician practices to determine its revenue by provider. The following table shows the restated revenues by provider for the years ended December 31, 2005, 2004 and 2003 using the new process:

	2005	2004	2003
Medicare	31.2%	30.6%	30.3%
Medicaid	5.0	5.0	5.5
Managed care plans	44.6	43.9	43.3
Uninsured	9.3	9.6	9.9
Other sources	9.9	10.9	11.0

	100.0%	100.0%	100.0%

Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

On April 12, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a notice of proposed rulemaking for Federal fiscal year 2007. The proposed rule affects Medicare’s hospital inpatient prospective payment system (“PPS”) rates and policies for both inpatient acute as well as inpatient PPS exempt providers. Most of the proposed changes would become effective October 1, 2006. Comments concerning the proposed rule are due June 12, 2006 and the final rule is expected to be published around August 1, 2006. The proposed rule includes updates to the base operating and capital reimbursement rates, diagnostic related group (“DRG”) classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. In addition, the rule proposes to recalibrate the DRG weights using a hospital-specific relative value cost weighting methodology, which is a departure from prior years’ recalibration methodology that was based primarily on hospital charges. Also, the proposed rule outlines a plan to further modify the inpatient PPS by incorporating severity of illness adjustors into the systems. The severity adjustment component is expected to be implemented in Federal fiscal year 2008, if not earlier. The hospital-specific relative value cost-based weight recalibration methodology and the severity adjustment are expected to result in a redistribution of payments among hospitals across the country. Currently, Triad does not believe that these proposed changes would have a material adverse impact on its results of operations or cash flows.

Triad’s revenues have been affected by the trend toward certain services being performed more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the healthcare industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 45% and 46% of patient revenues for the three months ended March 31, 2006 and 2005, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans, and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve the terms of its managed care contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows could deteriorate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management believes that the proper response to these challenges includes the delivery of a broad range of quality healthcare services to physicians and patients with operating decisions being made primarily by the local management teams and local physicians with the strategic support of corporate management.

Triad acquired two new hospitals by entering into joint ventures with non-profit entities in the first quarter of 2006. Triad acquired two new hospitals by entering into joint ventures with non-profit entities in the second quarter and fourth quarter of 2005. These facilities increased revenues by $122.3 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Other Trends

Provision for doubtful accounts

Triad estimated its allowance for doubtful accounts using analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. After reviewing these analytical methods at March 31, 2006, management recorded an allowance of approximately 62% of discounted uninsured receivables. Prior to the fourth quarter of 2005, Triad estimated its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Triad analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of Triad’s self-pay discounts was incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. The AR lookback was augmented by the analytical methods discussed above. Triad will continue to perform the AR lookback process quarterly, but management anticipates it will be 18 to 24 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs.

The amount of adjusted historical net write-offs remained relatively constant in 2006 compared to 2005. Triad experienced an increase in its percentage of revenue from uninsured patients, excluding self-pay discounts, in 2006 compared to 2005. Triad’s provision for doubtful accounts, as a percentage of revenues, was 8.8% in 2006 compared to 9.2% in 2005. Triad implemented a self-pay discount program in the fourth quarter of 2004 and implemented an additional component of the self-pay discount program in the second quarter of 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $45.2 million in 2006 and $17.2 million in 2005. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 11.7% in 2006 and 10.5% in 2005.

Triad’s uninsured receivables, as a percentage of billed hospital receivables, increased to 40.2% at March 31, 2006 compared to 39.5% at December 31, 2005. Uninsured receivables increased $51.6 million from December 31, 2005 to March 31, 2006, with the amounts relating to receivables from co-payments and deductibles increasing $12.2 million and the amount relating to receivables from fully uninsured patients increasing $39.4 million. The increase in uninsured receivables was due primarily to changes, at certain facilities that began in 2005, to conform to Triad’s policies for writing off accounts during the revenue cycle process. Under these policies, accounts age after placement with a primary collection agency instead of being written off at that point in time. Total receivables increased $109.2 million over the same time period. The increase in accounts receivable was also affected by the acquisition of two hospitals during 2006. The amounts of the increases in 2006 from these facilities are as follows:

Co-payments and deductibles	$ 3.1 million
Fully uninsured	$ 8.0 million
Total billed	$43.5 million

Days in accounts receivable decreased to 64 days at March 31, 2006 compared to 66 days at December 31, 2005. In the fourth quarter of 2005, days in accounts receivable was impacted by an increase in managed care revenues, as a percentage of total revenue, compared to Medicare revenues. Managed care payers are typically slower payers than government payers. The percentage of managed care revenue compared to Medicare revenue remained relatively constant in the first quarter of 2006.

The approximate percentages of billed hospital receivables (which is a component of total receivables) are summarized as follows:

	March 31, 2006	December 31, 2005
Insured receivables	59.8%	60.5%
Uninsured receivables	40.2%	39.5%

Total	100.0%	100.0%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.1% and 4.4% of billed hospital receivables at March 31, 2006 and December 31, 2005, respectively. Triad maintains a contractual allowance on these receivables. The allowance was approximately 34% at March 31, 2006 and 42% at December 31, 2005. The reduction in the allowance was due primarily to shifts in conversion rates. The allowances are determined using a six-month historical conversion rate, which have historically varied between 30% and 50%.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	March 31, 2006	December 31, 2005
Allowance for doubtful accounts	$321.1	$292.8
Percentage of accounts receivables	26.8%	26.8%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	March 31, 2006	December 31, 2005
0 to 60 days	55.0%	55.4%
61 to 150 days	21.5%	22.4%
151 to 360 days	21.2%	20.7%
Over 360 days	2.3%	1.5%

Total	100.0%	100.0%

The increase in the older aging categories is primarily from the revenue cycle changes discussed previously.

While adjusted historical net write-offs remained constant in 2006 compared to 2005 and the percentage of revenue from uninsured patients and the amount of receivables from uninsured patients increased in 2006 compared to 2005, Triad is unable to determine if this trend will continue for the remainder of 2006 and into 2007. If uninsured receivables increase or collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

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

Information systems conversion

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology services costs. The costs to replace the current information systems will be approximately $330 million of the total contract value. Triad anticipates that the agreements will incrementally increase operating expenses over the first three to four years of the contract. These agreements reduced Triad’s diluted earnings per share by approximately $0.01 in the first quarter of 2006. Triad anticipates that diluted earnings per share will be reduced by approximately $0.07 in the remainder of 2006 as a result of these agreements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of unaudited operating results and key operating statistics from continuing operations for the three months ended March 31, 2006 and 2005 (dollars in millions, except per share amounts and statistics):

	For the three months ended
	2006		2005
	Amount	Percentage	Amount	Percentage
Revenues	$1,369.2	100.0	$1,153.1	100.0

Salaries and benefits, including $6.8 in stock compensation expense in 2006	557.5	40.7	459.3	39.8
Reimbursable expenses	13.7	1.0	13.6	1.2
Supplies	237.2	17.3	190.1	16.5
Other operating expenses	253.1	18.5	208.7	18.1
Provision for doubtful accounts	120.7	8.8	105.7	9.2
Depreciation and amortization	54.8	4.0	48.6	4.2
Interest expense, net	23.7	1.8	26.5	2.3
ESOP expense	3.0	0.2	3.3	0.3
(Gain) loss on sales of assets	(0.1)	—	0.3	—

	1,263.6	92.3	1,056.1	91.6

Income from continuing operations before minority interests, equity in earnings and income tax provision	105.6	7.7	97.0	8.4
Minority interests in earnings of consolidated entities	(4.8)	(0.3)	(3.6)	(0.3)
Equity in earnings of unconsolidated affiliates	10.0	0.7	10.1	0.9

Income from continuing operations before income tax provision	110.8	8.1	103.5	9.0
Income tax provision	(42.9)	(3.1)	(39.6)	(3.5)

Income from continuing operations	$67.9	5.0	$63.9	5.5

Income per common share from continuing operations
Basic	$0.79		$0.82
Diluted	$0.79		$0.80
Number of hospitals at end of period (a)
Owned	50		46
Managed joint ventures	1		1

Total	51		47
Licensed beds at end of period (b)	9,241		7,612
Available beds at end of period (c)	8,194		6,872
Admissions (d)
Owned	88,526		79,796
Managed joint ventures	1,457		1,473

Total	89,983		81,269
Adjusted admissions (e)	148,478		133,399
Adjusted patient days (f)	711,555		627,855
Outpatient visits excluding outpatient surgeries	1,076,002		927,900
Inpatient surgeries	34,359		29,215
Outpatient surgeries	74,627		65,685

Total surgeries	108,986		94,900
Average length of stay (g)	4.8		4.7
Outpatient revenue percentage	45%		46%
Inpatient revenue per admission	$8,180.7		$7,429.5
Outpatient revenue per outpatient visit	$547.8		$546.7
Patient revenue per adjusted admission	$8,847.1		$8,246.8
Patient revenue per adjusted patient day	$1,846.1		$1,752.2
Gross patient revenues (in millions)	$4,078.7		$3,221.4

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and is used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Average length of stay represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended March 31, 2006 and 2005

Income from continuing operations increased to $67.9 million in the three months ended March 31, 2006 from $63.9 million in the three months ended March 31, 2005. Triad recorded $6.8 million of stock compensation expense in 2006 from the adoption of SFAS 123R. Triad’s same facility revenues increased 8.1% in 2006 compared to 2005.

Revenues increased to $1,369.2 million in the three months ended March 31, 2006 compared to $1,153.1 million in the three months ended March 31, 2005. Same facility revenues increased 8.1% in 2006 compared to 2005, which includes $1.1 million in favorable governmental cost report settlements in 2006 compared to $0.5 million in unfavorable governmental cost report settlements in 2005. Same facility patient revenue per adjusted admission increased 8.7% in 2006 compared to 2005 due primarily to increases in acuity, increases in managed care pricing and increases in reimbursement from government programs. Triad’s case mix index, which is a measure of patient acuity, increased 2.6% in 2006 compared to 2005. Triad’s self-pay discount programs reduced revenues, on a same facility basis, by $26.8 million in 2006 compared to 2005. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 10.3% and patient revenue per adjusted admission increased 10.9%. Same facility admissions decreased 1.0% and adjusted admissions decreased 0.1% in 2006 compared to 2005. Same facility inpatient surgeries and outpatient surgeries increased 5.9% and 4.2% in 2006 compared to 2005, respectively. Triad had increases in revenues and selected statistics, shown in the table below, from the acquisition of two hospitals in the first quarter of 2006, the acquisition of one hospital in the fourth quarter of 2005 and the acquisition of one hospital in the second quarter of 2005.

Revenues	$122.3 million
Admissions	9,491
Adjusted admissions	15,258
Inpatient surgeries	3,418
Outpatient surgeries	6,154
Outpatient visits	127,753

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 40.7% in the three months ended March 31, 2006 from 39.8% in the three months ended March 31, 2005. Excluding the effect on revenues from the self-pay discounts, salaries and benefits as a percentage of revenue would have been 39.4% and 39.3% in 2006 and 2005, respectively. Salaries increased, as a percentage of revenues excluding self-pay discounts, to 30.7% in 2006 compared to 30.5% in 2005 due primarily to the recognition of stock compensation expense in 2006. Employee benefits as a percentage of revenue excluding self-pay discounts were 7.5% in 2006 and 2005.

Reimbursable expenses as a percentage of revenues decreased to 1.0% in the three months ended March 31, 2006 from 1.2% in the three months ended March 31, 2005. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2006 compared to 2005, while revenues increased.

Supplies as a percentage of revenues increased to 17.3% in the three months ended March 31, 2006 from 16.5% in the three months ended March 31, 2005. Excluding the effect on revenues from the self-pay discounts, supplies as a percentage of revenue would have been 16.8% and 16.2% in 2006 and 2005, respectively. Supplies per adjusted admission increased 12.1% from increased usage of drug-coated stents and other implantable devices due to increases in acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 18.5% in the

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

three months ended March 31, 2006 from 18.1% in the three months ended March 31, 2005. Excluding the effect on revenues from the self-pay discounts, other operating expenses as a percentage of revenue would have been 17.9% and 17.8% in 2006 and 2005, respectively. Insurance costs, as a percent of revenue excluding self-pay discounts, decreased to 1.7% in 2006 compared to 2.3% in 2005. Triad’s insurance costs, on a same facility basis, decreased approximately $4.5 million, or 17.1%, in 2006 compared to 2005 primarily from a decrease in general and professional insurance costs. Triad’s utility costs, on a same facility basis, increased $4.0 million, or 22.5%, in 2006 compared to 2005. Triad anticipates that utility costs will remain at these increased levels during the remainder of 2006. Contract services increased $1.8 million in 2006 as a result of the new information system contracts. Contract services will increase approximately an additional $6.0 million per quarter beginning in the second quarter of 2006, with a corresponding decrease in salaries, as a result of the full implementation of the information system contracts.

Provision for doubtful accounts as a percentage of revenues decreased to 8.8% in the three months ended March 31, 2006 compared to 9.2% in the three months ended March 31, 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $45.2 million and $17.2 million in 2006 and 2005, respectively. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been 11.7% and 10.5% in 2006 and 2005, respectively. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If uninsured receivables increase or the collectibility of these receivables deteriorates in the future, then Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $54.8 million in the three months ended March 31, 2006 from $48.6 million in the three months ended March 31, 2005, primarily due to acquisitions during 2005 and 2006.

Interest expense, which was offset by $5.0 million and $0.9 million of interest income in the three months ended March 31, 2006 and 2005, respectively, decreased to $23.7 million in 2006 compared to $26.5 million in 2005, due primarily to the increase in interest income. The decrease was partially offset by an increase in interest rates on Triad’s floating rate debt.

Minority interests increased to $4.8 million in the three months ended March 31, 2006 from $3.6 million in the three months ended March 31, 2005 due primarily to the new hospital joint ventures entered into in 2005 and 2006. Triad’s minority interests also increased from improved earnings at one of Triad’s non-wholly owned facilities. Triad’s minority interests were reduced by the acquisition of HCA’s interest in Triad’s acute care hospital in Vicksburg, Mississippi in April 2005.

Equity in earnings of affiliates was $10.0 million in the three months ended March 31, 2006 compared to $10.1 million in the three months ended March 31, 2005.

Income tax provision was $42.9 million in the three months ended March 31, 2006 compared to $39.6 million in the three months ended March 31, 2005. Triad’s effective tax rate was 38.7% in 2006 compared to 38.3% in 2005. Triad’s effective tax rate is primarily affected by nondeductible ESOP expense and nondeductible executive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $96.2 million in the three months ended March 31, 2006 compared to $126.1 million in the three months ended March 31, 2005. Net accounts receivable increased $63.5 million in 2006 compared to a $58.7 million increase in 2005. Accounts receivable days increased 5 days in 2006 compared to 2005. Days in accounts receivable increased, in part, due to the revenue cycle process changes discussed in “Results of Operations – Other Trends – Provision for doubtful accounts”. Triad has also experienced an increase in higher acuity procedures, which typically have a longer payment timeframe. Days in accounts receivable were also impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues. Managed care payers typically are slower payers than governmental payers. Payments for accounts payable decreased $14.3 million in 2006 compared to 2005 due to timing of payments. Payments for salaries and payroll taxes increased $21.4 million in 2006 compared to 2005 due to timing of pay periods. Triad paid $29.1 million in annual incentive payments in 2006 compared to $24.0 million in 2005. Triad also paid $28.2 million in annual retirement plan contributions in 2006 compared to $26.3 million in 2005. Triad paid $19.4 million of income taxes in 2006. Triad paid $3.0 million of income taxes in 2005, which were reduced by $15.2 million of tax benefit from stock option exercises. Triad paid $7.6 million in interest in 2006 compared to $6.9 million in 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash used in investing activities was $70.7 million in the three months ended March 31, 2006 compared to $95.6 million in the three months ended March 31, 2005. In 2006, Triad paid $37.0 million for acquisitions, related primarily to the formation of ventures in Massillon, Ohio and Clarksville, Tennessee. In 2006, Triad received $90.7 million of proceeds from disposals of assets primarily from the sale of hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas. Capital expenditures were $118.3 million in 2006 compared to $100.3 million in 2005. Approximately $37.2 million of the 2006 capital expenditures was for maintenance capital and approximately $81.1 million was for expansion capital. Triad currently anticipates spending approximately $450 to $550 million on expansion, development, acquisitions, information technology conversion and other capital expenditures in the remainder of 2006. The amount of capital expenditures in 2006 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash provided by financing activities was $12.9 million in the three months ended March 31, 2006 compared to $37.8 million in the three months ended March 31, 2005. Triad received $12.6 million in proceeds from stock option exercises in 2006 compared to $60.2 million in 2005.

At March 31, 2006, Triad’s indebtedness consisted of a Term Loan A of $500.0 million bearing interest at LIBOR plus 1.00% (5.83% at March 31, 2006) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At March 31, 2006, Triad had a $600 million revolving credit line which bears interest at LIBOR plus 1.00%. At March 31, 2006, no amounts were outstanding under the revolving credit line although there were $22.2 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon the total leverage of Triad.

Triad’s term loan and revolving credit line are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x at March 31, 2006. Triad’s total leverage ratio at March 31, 2006 was approximately 1.9x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable, which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

At March 31, 2006, Triad had working capital of $938.4 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans could affect liquidity in the future.

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology costs. The conversion from Triad’s current information systems is expected to cost approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Approximately $13 million of the conversion costs were paid in the first quarter of 2006. Triad estimates that approximately $40 million of the conversion costs will be expended in the remainder of 2006, $70 million in 2007, $90 million in 2008 and the remainder thereafter.

Triad completed development of a replacement hospital in Palmer, Alaska in January 2006. The final cost of this project was approximately $100 million.

Triad anticipates that it will construct a replacement facility for its acute care hospital in Lane County, Oregon which could begin in 2007. Currently, the cost of the project has not been finalized.

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

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Massillon, Ohio. Triad contributed its current hospital in Massillon and approximately $11.4 million in cash for approximately a 59% interest in the venture and the non-profit entity contributed its hospital for approximately a 41% interest in the venture. In the second quarter of 2006, the non-profit entity notified Triad that it intends to exercise its option to sell a portion of its interest in the venture to Triad. The transaction is expected to close in June 2006. Triad will pay approximately $12.2 million and obtain an additional interest in the venture of approximately 21%.

Triad has entered into an agreement to lease a hospital under construction in Dublin, Ireland. Triad anticipates that the lease will commence in the fourth quarter of 2006.

Triad has formed a venture with a non-profit entity to construct and operate an acute care hospital in Cedar Park, Texas. Triad owns 80% of the venture. Triad anticipates that construction could begin in the second quarter of 2006. Triad estimates that the cost of the project will be approximately $100 million.

Triad is exploring various other opportunities with non-profit hospitals to become a capital partner to construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates expending an aggregate of approximately $350 million related to these projects. Of this amount, approximately $180 million is anticipated to be expended in the remainder of 2006, $115 million in 2007 and the remainder thereafter.

Triad has offered and is exploring the possibility of offering ownership interests in certain of its hospitals to members of the medical staffs of such facilities. The offering period for two transactions has ended and Triad closed on these transactions in the second quarter of 2006. Triad anticipates that additional transactions could close beginning in the second quarter of 2006.

Effective January 1, 2006, Triad closed on a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. These facilities were reclassified to discontinued operations in the fourth quarter of 2005. Triad recognized a pre-tax gain on the sale in discontinued operations of $27.2 million in the first quarter of 2006.

The facilities that are included in discontinued operations had revenues of $0.7 million and $59.5 million in the three months ended March 31, 2006 and 2005, respectively. These facilities had pre-tax income of $26.1 million and $3.6 million in the three months ended March 31, 2006 and 2005, respectively. Pre-tax gain on sale of assets included in pre-tax income was $27.2 million for the three months ended March 2006.

Off-Balance Sheet Arrangements

Triad has entered into physician recruiting agreements whereby it supplements physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended or the payments are required to be returned to Triad. The payments under these agreements are forgiven if the physicians stay in the community through the end of the agreement. Triad adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”) on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. Triad records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2006, Triad had liabilities for the minimum revenue guarantees entered into after January 1, 2006 of $4.2 million. At March 31, 2006, the maximum amount of all unpaid minimum revenue guarantees was $61.9 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.0% at March 31, 2006. At March 31, 2006, the amounts subject to the guarantees were $23.6 million. Triad had $6.8 million reserved at March 31, 2006 for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.3 million at March 31, 2006. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. Minimal amounts were recorded for the fair value of the guarantees. The maximum amount of the guarantees entered into after January 1, 2003 was $1.9 million at March 31, 2006.

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

On May 18, 2004, Triad was served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff appealed the dismissal, and Triad intends to vigorously contest the appeal. On April 26, 2005, Triad received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While Triad intends to vigorously defend this matter, it is not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

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

General Liability Claims

Triad, QHR, and IRG, a subsidiary of QHR, are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. Triad, QHR and IRG have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against Triad, QHR and IRG, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. Triad, QHR and IRG have appealed such judgment. Triad has reserved $5.9 million in respect of this judgment.

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

Triad is exposed to market risk related to changes in interest rates. With respect to Triad’s interest-bearing liabilities, approximately $500.0 million of long-term debt at March 31, 2006 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,207.8 million at March 31, 2006 was subject to fixed rates of interest. The estimated fair value of Triad’s total long-term debt was $1,707.3 million at March 31, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $5.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

ITEM 4:	CONTROLS AND PROCEDURES

Triad maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to Triad’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Triad’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Triad’s Chief Executive Officer and Chief Financial Officer have concluded that Triad’s disclosure controls and procedures were effective as of March 31, 2006.

There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Triad’s internal controls over financial reporting.

Part II: Other Information

ITEM 6:	EXHIBITS

Exhibit Number	Description
10.1	Master Services Agreement by and between Triad Corporate Services, Limited Partnership and Perot Systems Corporation, effective January 31, 2006. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.2	Triad Hospitals, Inc. 2006 Incentive Compensation Plan.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: May 5, 2006	By:	/s/ W. STEPHEN LOVE
W. Stephen Love
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Master Services Agreement by and between Triad Corporate Services, Limited Partnership and Perot Systems Corporation, effective January 31, 2006. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.2	Triad Hospitals, Inc. 2006 Incentive Compensation Plan.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.