Form 10-Q
period 2006-09-30
TRIAD HOSPITALS INC
filed 2006-11-07
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 88,020,293.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2006 and 2005

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended		For the nine months ended
	2006	2005	2006	2005
Revenues	$1,373.1	$1,160.9	$4,120.4	$3,481.3

Salaries and benefits, including share-based compensation expense of $7.1 and $20.8 for the three and nine months ended September 30, 2006, respectively	555.4	494.1	1,666.8	1,436.3
Reimbursable expenses	12.1	12.2	38.1	38.8
Supplies	238.0	198.0	709.7	584.1
Other operating expenses	270.7	208.9	796.1	633.7
Provision for doubtful accounts	152.0	84.6	400.9	280.5
Depreciation	55.9	49.5	164.7	148.6
Amortization	1.4	1.8	5.0	4.8
Interest expense	29.1	27.6	86.7	82.7
Interest income	(4.7)	(3.4)	(14.9)	(5.0)
Refinancing transaction costs	—	—	—	8.4
ESOP expense	3.1	3.7	9.2	10.9
Gain on sales of assets	(5.3)	(0.3)	(5.9)	(0.8)

Total operating expenses	1,307.7	1,076.7	3,856.4	3,223.0

Income from continuing operations before minority interests, equity in earnings and income tax provision	65.4	84.2	264.0	258.3

Minority interests in earnings of consolidated entities	(7.1)	(1.8)	(17.1)	(8.1)
Equity in earnings of unconsolidated affiliates	11.3	8.1	31.1	27.8

Income from continuing operations before income tax provision	69.6	90.5	278.0	278.0
Income tax provision	(28.9)	(35.2)	(109.4)	(107.6)

Income from continuing operations	40.7	55.3	168.6	170.4

Income (loss) from discontinued operations, net of tax	(0.9)	(9.0)	14.4	1.0

Net income	$39.8	$46.3	$183.0	$171.4

Income per common share:
Basic:
Continuing operations	$0.47	$0.65	$1.96	$2.11
Discontinued operations	$(0.01)	$(0.11)	$0.17	$0.01

Net	$0.46	$0.54	$2.13	$2.12

Diluted:
Continuing operations	$0.47	$0.64	$1.94	$2.06
Discontinued operations	$(0.01)	$(0.11)	$0.17	$0.01

Net	$0.46	$0.53	$2.11	$2.07

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$262.4	$310.2
Accounts receivable, less allowances for doubtful accounts of $376.9 at September 30, 2006 and $292.8 at December 31, 2005	932.4	800.2
Inventories	142.2	130.0
Deferred income taxes	40.0	31.8
Prepaid expenses	57.1	41.1
Discontinued operations assets	—	67.6
Other	100.8	93.0

	1,534.9	1,473.9
Property and equipment, at cost:
Land	207.0	182.3
Buildings and improvements	1,930.0	1,739.3
Equipment	1,634.3	1,449.1
Construction in progress	215.1	226.3

	3,986.4	3,597.0
Accumulated depreciation	(1,160.6)	(1,012.8)

	2,825.8	2,584.2
Goodwill	1,333.9	1,301.6
Intangible assets, net of accumulated amortization	72.1	71.7
Investment in and advances to unconsolidated affiliates	241.6	204.8
Other	115.7	100.7

Total assets	$6,124.0	$5,736.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214.7	$197.5
Accrued salaries	132.1	126.8
Current portion of long-term debt	16.9	7.7
Current income taxes payable	—	17.1
Discontinued operations liabilities	—	3.1
Other current liabilities	225.9	163.1

	589.6	515.3
Long-term debt	1,687.3	1,695.8
Other liabilities	187.1	167.8
Deferred taxes	193.6	201.9
Minority interests in equity of consolidated entities	294.5	228.4
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 88,000,930 and 86,373,170 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	2,390.2	2,331.6
Unearned ESOP compensation	(7.8)	(10.4)
Accumulated other comprehensive loss	(1.6)	(1.6)
Accumulated earnings	790.2	607.2

Total stockholders’ equity	3,171.9	2,927.7

Total liabilities and stockholders’ equity	$6,124.0	$5,736.9

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2006 and 2005

Unaudited

(Dollars in millions)

	For the nine months ended
	2006	2005
Cash flows from operating activities:
Net income	$183.0	$171.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(14.4)	(1.0)
Provision for doubtful accounts	400.9	280.5
Depreciation and amortization	169.7	153.4
ESOP expense	9.2	10.9
Minority interests	17.1	8.1
Equity in earnings of unconsolidated affiliates	(31.1)	(27.8)
Gain on sales of assets	(5.9)	(0.8)
Deferred income tax provision (benefit)	(10.1)	25.3
Non-cash interest expense	2.5	3.2
Refinancing transaction costs	—	8.4
Non-cash share-based compensation expense	20.8	1.4
Excess tax benefits on share-based compensation	(1.4)	—
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(518.0)	(370.9)
Inventories and other assets	(30.5)	(2.8)
Accounts payable and other current liabilities	(15.3)	73.0
Other	34.6	18.9

Net cash provided by operating activities	211.1	351.2

Cash flows from investing activities:
Purchases of property and equipment	(338.9)	(279.4)
Distributions and advances (to) from unconsolidated affiliates, net	(4.5)	21.6
Proceeds received on disposals of assets	116.5	35.9
Acquisitions, net of cash acquired	(55.6)	(161.3)
Other	(0.3)	(0.2)

Net cash used in investing activities	(282.8)	(383.4)

Cash flows from financing activities:
Payments of long-term debt	(4.3)	(484.0)
Proceeds from issuance of long-term debt	—	520.0
Payment of debt issue costs	—	(6.4)
Proceeds from issuance of common stock	27.1	310.2
Excess tax benefits on share-based compensation	1.4	—
Contributions from (distributions to) minority partners, net	(0.3)	9.5

Net cash provided by financing activities	23.9	349.3

Change in cash and cash equivalents	(47.8)	317.1
Cash and cash equivalents at beginning of period	310.2	56.6

Cash and cash equivalents at end of period	$262.4	$373.7

Cash paid for:
Interest	$66.5	$62.6
Income taxes, net of refunds	$153.7	$76.8

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

In the third quarter of 2006, Triad revised its estimate of uncollectible accounts which increased the allowance for doubtful accounts to approximately 65.9% of discounted uninsured receivables from approximately 62.5%, resulting in an increase in the provision for doubtful accounts of approximately $15 million. This change in estimate resulted in a reduction to income from continuing operations and net income of approximately $9.5 million. Basic earnings per share and diluted earnings per share both were decreased by $0.11 for both the three and nine months ended September 30, 2006 as a result of the change in estimate.

During the second quarter of 2006, Triad recorded an increase of approximately $10.3 million to its estimated liabilities for general and professional insurance due to a reduction of the discount rate to 5.5% from 6.0% and changes in actuarial assumptions to accelerate claim payment patterns. The increase in the estimated liabilities for general and professional insurance decreased income from continuing operations and net income by approximately $6.5 million. Basic earnings per share and diluted earnings per share were decreased by $0.08 and $0.07, respectively, for the three and six months ended June 30, 2006, as a result of the increase.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 2—STOCK BENEFIT PLANS

At September 30, 2006, Triad had share-based compensation plans that, prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. APB 25 used the intrinsic value method to account for options granted to employees. Share-based compensation expense of $0.6 million and $0.8 million was recognized in the condensed consolidated statement of operations for restricted stock issued to non-employee members of the Board of Directors and an executive officer during the three and nine months ended September 30, 2005, respectively. No share-based compensation expense was recognized on options awarded to employees, as all unvested options were granted at exercise prices equal to the market value of the underlying common stock on the date of grant. Triad recorded $0.2 million and $0.6 million in share-based compensation expense during the three and nine months ended September 30, 2005, respectively, relating to stock options granted to non-employees, deferred stock units (“DSUs”) granted to non-employee members of the Board of Directors and shares issued under Triad’s Amended and Restated Management Stock Purchase Plan (“MSPP”).

Effective January 1, 2006, Triad adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this method, share-based compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

The following table illustrates the impact of adopting SFAS 123R on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (amounts in millions, except per share information):

	For the three months ended	For the nine months ended
	September 30, 2006
Income from continuing operations before income tax provision	$(7.1)	$(20.8)
Income from continuing operations	$(4.8)	$(13.9)
Net income	$(4.8)	$(13.9)

Basic income from continuing operations per share	$(0.06)	$(0.16)
Basic net income per share	$(0.06)	$(0.16)
Diluted income from continuing operations per share	$(0.05)	$(0.16)
Diluted net income per share	$(0.05)	$(0.16)

Prior to adopting SFAS 123R, Triad presented all benefits of tax deductions for share-based compensation as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, Triad reported a reduction of cash flows from operating activities and a corresponding increase to cash flows from financing activities of $1.4 million in the nine months ended September 30, 2006.

Triad’s Amended and Restated Long-Term Incentive Plan (“LTIP”) has 20,500,000 shares of Triad’s common stock reserved for issuance. The LTIP provides for grants of stock options, restricted stock and other equity-based awards to officers, employees and directors of Triad. Awards of stock options granted under the LTIP are generally at an exercise price equal to the market value of Triad’s common stock at the date of grant, become exercisable over a four-year period and expire 10 years from the date of grant. The fair value of stock options granted under the LTIP is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of Triad’s common stock. The expected term is based on the historical exercise patterns of Triad’s stock options. Awards of restricted stock granted under the LTIP have a fair value equal to the market value of Triad’s common stock on the date of grant and generally vest over a four-year period except for awards of restricted stock granted to non-employee directors, which generally vest one year from the date of grant. Triad recorded $6.0 million and $17.6 million in share-based compensation expense in the three and nine months ended September 30, 2006, respectively, for awards granted under the LTIP.

Triad’s Outside Directors Stock and Incentive Compensation Plan (“Outside Directors Plan”) has 750,000 shares of Triad’s common stock reserved for issuance. The Outside Directors Plan provides for grants of stock options and DSUs to non-employee members of the Board of Directors. Awards of stock options granted under the Outside Directors Plan are generally at an exercise price equal to the market value of Triad’s common stock at the date of grant, become exercisable over a four-year period and expire 10 years from the date of grant. The fair value of stock options granted under the Outside Directors Plan is estimated on the grant date using the Black-Scholes option pricing model. The Outside Directors Plan provides outside directors the option to elect to receive all or a portion (in 25% increments) of their annual retainer (excluding the annual stipend for the committee chairpersons) in DSUs that settle in shares of Triad common stock at the earlier of the fifth anniversary of the date of grant or the end of the director’s service on the Board of Directors, at the director’s election. If a director elects to receive DSUs, the number of DSUs granted in payment of all or a portion of the annual retainer is calculated based on the market value of Triad’s common stock on the date of grant. Triad recorded $0.2 million and $0.5 million in share-based compensation expense in the three and nine months ended September 30, 2006, respectively, for awards granted under the Outside Directors Plan.

Triad’s MSPP provides certain members of management an opportunity to purchase restricted shares of its common stock at a discount through payroll deductions over six month intervals. The restricted shares are granted at a 25% discount from the six-month average market price of the common stock on the date of grant. The vesting period is three years from the date of grant, and subject to certain exceptions, an employee forfeits the value of the discount and any appreciation in the stock if employment is terminated during the vesting period. The fair value of shares issued under the MSPP is estimated on the date of grant using the Black-Scholes option pricing model. Triad

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

recorded $0.1 million and $0.2 million in share-based compensation expense in the three and nine months ended September 30, 2006, respectively, for shares issued under the MSPP.

Triad has an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity to purchase shares of its common stock to all eligible employees at a discount through payroll deductions over six month intervals. The shares are issued at a 15% discount from the lower of the market price of Triad’s common stock at the beginning date of the plan period or the market price at the ending date of the plan period. The fair value of shares issued under the ESPP is estimated at the beginning of the plan period using the Black-Scholes option pricing model. Triad recorded $0.8 million and $2.5 million in share-based compensation expense in the three and nine months ended September 30, 2006, respectively, for shares issued under the ESPP. Triad issued 190,985 shares under the ESPP during the nine months ended September 30, 2006.

The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted for all plans during the nine months ended September 30, 2006 and 2005.

	2006	2005
Risk free interest rate	4.88%	3.51%
Expected life	5 years	5 years
Expected volatility	19.6%	26.4%
Expected dividend yield	—	—

The following table illustrates the effect on income from continuing operations, net income and earnings per share if Triad had applied the fair value recognition provisions of SFAS 123 to its share-based compensation plans prior to adoption of SFAS 123R:

	For the three months ended	For the nine months ended
	September 30, 2005
Income from continuing operations, as reported	$55.3	$170.4
Add: Share-based compensation expense recorded	0.5	0.9
Less: Fair value share-based compensation expense	(4.7)	(16.7)

Pro forma	$51.1	$154.6

Net income, as reported	$46.3	$171.4
Add: Share-based compensation expense recorded	0.5	0.9
Less: Fair value share-based compensation expense	(4.7)	(16.7)

Pro forma	$42.1	$155.6

Basic income per share
Income from continuing operations, as reported	$0.65	$2.11
Add: Share-based compensation expense recorded	0.01	0.01
Less: Fair value share-based compensation expense	(0.05)	(0.21)

Pro forma	$0.61	$1.91

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

	For the three months ended	For the nine months ended
	September 30, 2005
Net income, as reported	$0.54	$2.12
Add: Share-based compensation expense recorded	0.01	0.01
Less: Fair value share-based compensation expense	(0.05)	(0.21)

Pro forma	$0.50	$1.92

Diluted income per share
Income from continuing operations, as reported	$0.64	$2.06
Add: Share-based compensation expense recorded	—	0.01
Less: Fair value share-based compensation expense	(0.04)	(0.19)

Pro forma	$0.60	$1.88

Net income, as reported	$0.53	$2.07
Add: Share-based compensation expense recorded	—	0.01
Less: Fair value share-based compensation expense	(0.04)	(0.19)

Pro forma	$0.49	$1.89

A summary of stock option activity under Triad’s share-based compensation plans at September 30, 2006 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	8,001,692	$33.04
Granted	20,000	$41.12
Exercised	(758,637)	$26.82
Cancelled	(229,714)	$38.51

Outstanding at September 30, 2006	7,033,341	$33.64	7.1	$73,268,892

Exercisable at September 30, 2006	4,446,503	$31.07	6.3	$57,658,011

The weighted average grant-date fair value of options granted was $11.63 and $12.88 during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $11.2 million and $62.7 million during the nine months ended September 30, 2006 and 2005, respectively.

A summary of Triad’s non-vested shares at September 30, 2006 is presented below:

	Restricted Stock		MSPP Shares		DSUs
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
Non-vested at January 1, 2006	120,000	$49.42	85,086	$10.68	23,488	$33.03
Granted	686,100	$40.77	11,049	$11.84	6,199	$41.12
Vested	(20,000)	$49.42	(15,091)	$9.43	(4,804)	$24.98
Cancelled	(18,250)	$40.83	(5,565)	$10.58	—	$—

Non-vested at September 30, 2006	767,850	$41.90	75,479	$11.09	24,883	$36.60

The total fair value of shares vested was $26.1 million and $31.8 million during the nine months ended September 30, 2006 and 2005, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 2—STOCK BENEFIT PLANS (continued)

At September 30, 2006, there was $52.1 million of total unrecognized share-based compensation expense related to Triad’s non-vested share-based compensation plans that is expected to be recognized over a weighted average period of 2.4 years.

Cash received from option exercises under share-based payment arrangements during the nine months ended September 30, 2006 was $27.1 million. The actual tax benefit realized for the tax deductions of the share-based payment arrangements totaled $4.8 million for the nine months ended September 30, 2006.

NOTE 3—ACQUISITIONS

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. Triad contributed approximately $25.6 million in cash for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture. The venture has begun building a replacement facility for which Triad would contribute an additional $125 million.

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

In the third quarter of 2006, Triad acquired certain non-hospital healthcare entities for approximately $6.4 million.

The operations of the acquired entities are included in Triad’s operations from the effective dates of the transactions.

Triad has obtained appraisals and valuations on the assets and liabilities acquired and, based on these valuations, intangible assets of $2.7 million were recorded, of which $1.8 million was assigned to a trade name that is not subject to amortization and $0.9 million was assigned to non-compete agreements that are being amortized over a five-year period. The acquired goodwill, based on the appraisals, totaled $41.8 million and has been assigned to the owned operations segment. Approximately $8.9 million of the acquired goodwill is anticipated to be deductible for tax purposes.

In 2006, Triad obtained an appraisal for a joint venture formed in the fourth quarter of 2005 in Birmingham, Alabama. Acquired intangible assets of $2.4 million were recorded in 2006, which were assigned to non-compete agreements that are being amortized over a five-year period. The acquired goodwill, which was assigned to the owned operations segment, was reduced in 2006 by $10.2 million.

NOTE 4—DISCONTINUED OPERATIONS

Effective January 1, 2006, Triad closed on a definitive agreement to sell its hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. These facilities were reclassified to discontinued operations in the fourth quarter of 2005. Triad recognized a pre-tax gain on the sale in discontinued operations of $26.9 million for the nine months ended September 30, 2006. The condensed consolidated statement of operations for the three and nine months ended September 30, 2005 was restated to reflect the reclassification to discontinued operations. These facilities were a component of the owned operations segment.

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

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 4—DISCONTINUED OPERATIONS (continued)

Triad closed under an agreement in May 2004 to sell certain assets related to its leased acute care hospital in Terrell, Texas. At the time of the disposal, Triad recorded $3.4 million in notes receivable. During the third quarter of 2006, the borrower defaulted on the first payment due under the notes. A reserve on the notes for the amount in excess of the estimated value of the collateral of approximately $1.4 million was recorded in discontinued operations.

The assets and liabilities of entities included in discontinued operations are presented in the condensed consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. At September 30, 2006, all assets and liabilities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

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

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income (loss) from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$(0.1)	$36.9	$0.9	$141.2

Pre-tax loss from operations	(0.5)	(5.3)	(1.4)	(0.5)
Income tax benefit	0.2	2.0	0.5	0.1

	(0.3)	(3.3)	(0.9)	(0.4)
Impairment charge, net of tax benefit of $2.8 million for the three and nine months ended September 30, 2005	—	(4.7)	—	(4.7)

Gain (loss) on disposal, net of tax (provision) benefit of $0.8 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $(10.5) million and $(2.0) million for the nine months ended September 30, 2006 and 2005, respectively.	(0.6)	(1.0)	15.3	6.1

	$(0.9)	$(9.0)	$14.4	$1.0

NOTE 5—GUARANTEES

Triad has entered into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended or the payments are required to be returned to Triad. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. Triad adopted Financial Accounting

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—GUARANTEES (continued)

Standards Board Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. Triad records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At September 30, 2006, Triad had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 of $14.1 million. At September 30, 2006, the maximum amount of all unpaid minimum revenue guarantees was $66.9 million.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.9% at September 30, 2006 and 29.1% at December 31, 2005. At September 30, 2006 and December 31, 2005, the amounts subject to the guarantees were $24.3 million and $23.6 million, respectively. Triad had accrued liabilities of $7.2 million and $6.8 million at September 30, 2006 and December 31, 2005, respectively, for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.0 million at September 30, 2006. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The maximum amount of the guarantees entered into after January 1, 2003 was $1.8 million at September 30, 2006.

NOTE 6—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to Triad’s Employee Stock Ownership Plan (“ESOP”) and unvested restricted shares issued under Triad’s share-based compensation plans. Diluted weighted average shares outstanding is calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and unvested restricted stock. Stock options outstanding of 1,655,250 for the three and nine months ended September 30, 2006 and stock options outstanding of 40,000 for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of Triad’s common stock and thus the inclusion would have been antidilutive. Weighted average shares are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Weighted average shares exclusive of unreleased ESOP shares and unvested restricted shares	86,333,965	84,635,308	86,035,126	80,797,070
Average of ESOP shares committed to be released	187,500	187,500	112,500	112,500

Basic weighted average shares outstanding	86,521,465	84,822,808	86,147,626	80,909,570

Effect of dilutive securities - share-based compensation plans	939,586	1,766,049	784,491	1,767,842

Diluted weighted average shares outstanding	87,461,051	86,588,857	86,932,117	82,677,412

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7—SEGMENT INFORMATION

The distribution of Triad’s revenues and Adjusted EBITDA (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Owned operations	$1,344.7	$1,132.5	$4,034.9	$3,394.9
Management services	28.1	28.2	84.8	86.0
Corporate and other	0.3	0.2	0.7	0.4

	$1,373.1	$1,160.9	$4,120.4	$3,481.3

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Adjusted EBITDA (a):
Owned operations	$174.7	$185.1	$609.7	$580.8
Management services	2.0	5.7	10.0	14.6
Corporate and other	(20.5)	(19.6)	(79.8)	(59.7)

	$156.2	$171.2	$539.9	$535.7

Adjusted EBITDA for owned operations includes equity in earnings of unconsolidated affiliates of $11.3 million and $8.1 million for the three months ended September 30, 2006 and 2005, respectively, and $31.1 million and $27.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Prior periods have been restated for the reclassification of discontinued operations (see NOTE 4).

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total Adjusted EBITDA for reportable segments	$156.2	$171.2	$539.9	$535.7

Depreciation	55.9	49.5	164.7	148.6
Amortization	1.4	1.8	5.0	4.8
Interest expense	29.1	27.6	86.7	82.7
Interest income	(4.7)	(3.4)	(14.9)	(5.0)
Refinancing transaction costs	—	—	—	8.4
ESOP expense	3.1	3.7	9.2	10.9
Gain on sales of assets	(5.3)	(0.3)	(5.9)	(0.8)
Minority interests in earnings of consolidated entities	7.1	1.8	17.1	8.1

Income from continuing operations before income tax provision	$69.6	$90.5	$278.0	$278.0

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of Triad’s debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for Triad as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under U.S. Generally Accepted Accounting Principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. Generally Accepted Accounting Principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The component of comprehensive income, net of income tax, is as follows (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$39.8	$46.3	$183.0	$171.4
Other comprehensive income, net of income tax:
Net change in fair value of interest rate swaps	—	—	—	0.3

Comprehensive income	$39.8	$46.3	$183.0	$171.7

Accumulated other comprehensive loss, net of tax, is related to a minimum pension liability of $1.6 million at September 30, 2006 and December 31, 2005.

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

Income Taxes

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, September 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report (“30 Day Letter”) with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of certain qui tam complaints that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in the payment by Triad of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

Triad believes its reporting of the deductions with respect to the settlement of the qui tam cases was appropriate. Accordingly, on June 9, 2006, Triad filed a protest to the 30 Day Letter to contest the proposed adjustments, and the matter has since been referred to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, the adjustments would not have a material effect on Triad’s results of operations or financial position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 10—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended September 30, 2006
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$555.4	$13.2	$542.2
Reimbursable expenses	12.1	—	12.1
Supplies	238.0	0.1	237.9
Other operating expenses	270.7	8.1	262.6
Provision for doubtful accounts	152.0	—	152.0
Depreciation	55.9	0.8	55.1
Amortization	1.4	—	1.4

Total	$1,285.5	$22.2	$1,263.3

	For the three months ended September 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$494.1	$10.9	$483.2
Reimbursable expenses	12.2	—	12.2
Supplies	198.0	—	198.0
Other operating expenses	208.9	8.6	200.3
Provision for doubtful accounts	84.6	—	84.6
Depreciation	49.5	0.9	48.6
Amortization	1.8	—	1.8

Total	$1,049.1	$20.4	$1,028.7

	For the nine months ended September 30, 2006
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,666.8	$51.5	$1,615.3
Reimbursable expenses	38.1	—	38.1
Supplies	709.7	0.3	709.4
Other operating expenses	796.1	29.5	766.6
Provision for doubtful accounts	400.9	—	400.9
Depreciation	164.7	2.3	162.4
Amortization	5.0	—	5.0

Total	$3,781.3	$83.6	$3,697.7

	For the nine months ended September 30, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,436.3	$33.3	$1,403.0
Reimbursable expenses	38.8	—	38.8
Supplies	584.1	0.3	583.8
Other operating expenses	633.7	26.0	607.7
Provision for doubtful accounts	280.5	—	280.5
Depreciation	148.6	2.1	146.5
Amortization	4.8	—	4.8

Total	$3,126.8	$61.7	$3,065.1

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Triad will adopt FIN 48 on January 1, 2007, but it has not yet determined the full impact of the adoption. Triad anticipates that it will reclassify amounts recorded in its deferred tax liabilities for uncertain tax positions to other liabilities. FIN 48 may also require additional disclosures with respect to valuation allowances and reserves related to tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. Triad does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which is effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors financial statements. Changes in the funding status will be reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations will also be required. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsors fiscal year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. Triad has not yet determined the full impact from the adoption of SFAS 158 but does not anticipate a material impact on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 would require restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. Triad has not yet determined the impact of the adoption of SAB 108.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

Triad is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that it owns and operates in small cities and selected urban markets primarily in the southern, midwestern and western United States. At November 1, 2006 Triad’s hospital facilities include 53 general acute care hospitals and 12 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. Included among these facilities is one hospital under construction and one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes. Triad is also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through its wholly-owned subsidiary, QHR, Triad also provides management and consulting services to independent general acute care hospitals located throughout the United States.

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

In the third quarter of 2006, Triad revised its estimate of uncollectible accounts which increased the allowance for doubtful accounts to approximately 65.9% of discounted uninsured receivables from approximately 62.5%. This change in estimate resulted in a reduction to income from continuing operations of approximately $9.5 million, or $0.11 per diluted share, for both the three and nine months ended September 30, 2006. See “Results of Operations-Other Trends-Provision for doubtful accounts” for a more detailed discussion.

Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the first quarter of 2006. Triad acquired two new hospitals by entering into joint ventures with non-profit partners in the second and fourth quarters of 2005. These acquisitions affect the comparability of the results of operations for the three and nine months ended September 30, 2006 and 2005.

On January 1, 2006, Triad adopted SFAS 123R. See NOTE 2 – STOCK BENEFIT PLANS in the condensed consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, Triad recorded $7.1 million and $20.8 million of share-based compensation expense during the three and nine months ended September 30, 2006, respectively. This resulted in a reduction to diluted earnings per share of $0.05 and $0.16 during the three and nine months ended September 30, 2006, respectively. During 2006, Triad changed its share-based payment awards for employees from awards of stock options to awards of restricted stock.

In the third quarter of 2005, Triad’s hospitals and ambulatory surgery centers in Hattiesburg, Mississippi, Lake Charles, Louisiana, Victoria, Texas and Wharton, Texas were directly and indirectly impacted by Hurricanes Katrina and Rita. Triad has received final reimbursement for the Hurricane Katrina claim totaling $1.3 million. At September 30, 2006, Triad had recorded an estimated receivable for insurance reimbursement on the Hurricane Rita claim of approximately $1.6 million.

FORWARD–LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements”. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business,

•	the efforts of insurers and other payers, healthcare providers and others to contain healthcare costs,

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to healthcare providers,

•	changes in Federal, state or local regulations affecting the healthcare industry,

•	the possible enactment of Federal or state healthcare reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers from Triad,

•	adverse changes in the collectibility of accounts receivable,

•	the successful implementation of Triad’s new information technology system,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of Triad’s common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geopolitical events,

•	future acquisitions, joint venture developments or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of Triad’s business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	the potential adverse impact of known and unknown government investigations,

•	timeliness of reimbursement payments received under government programs, and

•	other factors as may be described in Triad’s filing with the SEC, including without limitation, detailed factors discussed under the heading “Item 1A. Risk Factors” in Triad’s Annual Report on Form 10K for the year ended December 31, 2005.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of Triad. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RESULTS OF OPERATIONS

Revenue/Volume Trends

Triad has entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Triad’s facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Triad’s reimbursement from government programs increased approximately 2% to 3% beginning in the fourth quarter of 2005. Triad estimates that reimbursement from government programs will increase an additional 2% to 3% beginning in the fourth quarter of 2006. Triad’s managed care pricing has increased approximately 5% to 6% in 2006. There can be no assurances that Triad will continue to experience these levels of revenue rate increases in the future. Triad implemented a self-pay discount program in the second quarter of 2005 that offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Triad’s revenue rate growth was negatively affected by the self-pay discount program.

Patient volumes, on a same facility basis, increased slightly in 2006 compared to 2005. Patient volumes in 2006 have been negatively impacted by the closure of rehabilitation units at two facilities. Triad’s volume growth has also been negatively impacted by increased involvement by consumers in healthcare decision making. Triad had a large volume decrease in lower acuity respiratory admissions, but experienced an increase in volumes from higher acuity procedures, such as surgeries. The lower acuity procedures did, however, increase in the third quarter of 2006 compared to the third quarter of 2005. The increase in higher acuity procedures was a result of Triad’s capital expenditures to expand the types of service offered at its facilities. For fiscal year 2006, Triad anticipates that volumes, on a same facility basis, will increase approximately 1% to 2%. If Triad’s volumes decrease, then its results of operations and cash flows could be adversely affected.

        Triad’s revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. Triad expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees by negotiating discounted amounts that they will pay healthcare providers. During the third quarter of 2006, Triad experienced a significant increase in the percentage of revenues from uninsured patients.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

The percentages of patient revenues by provider are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Medicare	29.2%	31.4%	29.7%	31.4%
Medicaid	5.2	4.8	5.1	5.1
Managed care plans	46.5	44.7	45.8	44.3
Uninsured	10.6	9.5	9.8	9.3
Other sources	8.5	9.6	9.6	9.9

	100.0%	100.0%	100.0%	100.0%

The percentage of revenues from uninsured patients was affected by the implementation of the self-pay discount program discussed above. Excluding this impact, the increase in revenues from uninsured patients would have been even greater in 2006 compared to 2005. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

On April 12, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a notice of proposed rulemaking for Federal fiscal year 2007. The proposed rule affects Medicare’s hospital inpatient prospective payment system (“PPS”) rates and policies for both inpatient acute as well as inpatient PPS exempt providers. Most of the proposed changes would become effective October 1, 2006. Comments concerning the proposed rule were due June 12, 2006, the final rule was published August 1, 2006 and the final rates were published September 29, 2006. The final rule includes updates to the base operating and capital reimbursement rates, diagnostic related group (“DRG”) classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. In addition, the rule calls for the recalibration of the DRG weights using a hospital-specific relative value cost weighting methodology, which is a departure from prior years’ recalibration methodology that was based primarily on hospital charges. This change will be phased in over three years beginning in Federal fiscal year 2007. Also, the rule outlines a plan to further modify the inpatient PPS by incorporating severity of illness adjustors into the systems. The severity adjustment component will begin in Federal fiscal year 2007 with 20 specific DRG changes and continue in 2008 after further analysis is completed. The hospital-specific relative value cost-based weight recalibration methodology and the severity adjustment are expected to result in a redistribution of payments among hospitals across the country. Currently, Triad does not believe that these proposed changes would have a material adverse impact on its results of operations or cash flows.

Triad’s revenues have been affected by the trend toward performing certain services more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the healthcare industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to provide certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 45% of patient revenues for both the three months ended September 30, 2006 and 2005, and 45% and 46% of patient revenues for the nine months ended September 30, 2006 and 2005, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans, the growing percentage of uninsured patients and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges are magnified by Triad’s inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, Triad must increase patient volumes and improve the terms of its managed care contracts while controlling the costs of providing services. If Triad is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows could deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality healthcare services to physicians and patients with operating decisions being made primarily by the local management teams and local physicians with the strategic support of corporate management.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad acquired two new hospitals by entering into joint ventures with non-profit entities in the first quarter of 2006. Triad also acquired two new hospitals by entering into joint ventures with non-profit entities in the second quarter and fourth quarter of 2005. These facilities increased revenues by $316.9 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Revenues increased by $100.3 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 from these acquisitions excluding the facility acquired in the second quarter of 2005.

Other Trends

Provision for doubtful accounts

Triad estimates its allowance for doubtful accounts using analytical methods such as changes in the level of uninsured receivables, accounts receivable days, uninsured collection rates, cash collections and accounts receivable agings. Triad has multiple patient accounting systems, which could increase the time needed to analyze uninsured collection rates. In the third quarter of 2006, after reviewing these analytical methods and determining that uninsured collection rates had decreased substantially, management revised its estimate of uncollectible accounts which increased the allowance to approximately 65.9% of discounted uninsured receivables from 62.5%. This resulted in an increase to the provision for doubtful accounts of approximately $15 million and a reduction to income from continuing operations of approximately $9.5 million, or $0.11 per diluted share, for the three and nine months ended September 30, 2006. Triad believes that the decrease in uninsured collection rates is due to increasing amounts of fully uninsured patient accounts which have lower collection rates than patient co-payment and deductible accounts.

Prior to the fourth quarter of 2005, Triad estimated its allowance for doubtful accounts using historical net write-offs of uncollectible accounts. Triad analyzed the ultimate collectibility of its accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of Triad’s self-pay discounts was incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. The AR lookback was augmented by the analytical methods discussed above. Triad’s self-pay discount programs, which reduced the amount of receivables recorded, distorted the results of the AR lookback leading management to rely on the other analytical procedures. Although the AR lookback is not currently used as the primary estimation tool, Triad continues to use it as a part of the estimation process. Triad will continue to perform the AR lookback process quarterly, but management anticipates it will be another 9 to 15 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs. The amount of historical net write-offs decreased in 2006 compared to 2005 which Triad believes is due, in part, to the self-pay discount programs. Another factor in the decrease in historical net write-offs was the change in Triad’s write-off policies, as discussed below.

Triad’s provision for doubtful accounts, as a percentage of revenues, was 11.1% in the third quarter of 2006 compared to 7.3% in the third quarter of 2005 and 9.7% in the first nine months of 2006 compared to 8.1% in the first nine months of 2005. The provision for doubtful accounts as a percentage of revenue increased 1.1% in the third quarter of 2006 and 0.4% in the first nine months of 2006 from the change in estimate discussed above. Triad’s provision for doubtful accounts as a percentage of revenue was also impacted by the growth in fully uninsured revenue and fully uninsured receivables. The percentage of revenues from fully uninsured patients increased to 10.6% in the third quarter of 2006 from 9.1% in the second quarter of 2006, and from 9.5% in the third quarter of 2005. Fully uninsured receivables increased approximately $25 million in the third quarter of 2006 compared to the second quarter of 2006. The provision for doubtful accounts increased approximately $10 million in the third quarter of 2006 from the growth in fully uninsured patient revenue and fully uninsured receivables. This increase in the provision for doubtful accounts reduced income from continuing operations by approximately $6 million, or $0.07 per diluted share, for the three and nine months ended September 30, 2006. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $45.6 million and $46.2 million in the third quarter of 2006 and 2005, respectively, and $141.0 million and $102.4 million in the first nine months of 2006 and 2005, respectively.

Triad’s uninsured receivables, as a percentage of billed hospital receivables, increased to 41.5% at September 30, 2006 compared to 39.5% at December 31, 2005. During the third quarter of 2006, Medicare delayed payments to all healthcare providers in the United States. The payments were received in October 2006. Triad’s receivables increased approximately $36 million due to the Medicare payment delays. Excluding the delayed payments, uninsured receivables would have been 42.6% of billed hospital receivables at September 30, 2006. Uninsured

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

receivables increased $112.5 million from December 31, 2005 to September 30, 2006, with the amounts relating to receivables from co-payments and deductibles increasing $30.5 million and the amount relating to receivables from fully uninsured patients increasing $82.0 million. A portion of the increase in uninsured receivables was due to changes at certain facilities, beginning in 2005, to conform to Triad’s policies for writing off accounts during the revenue cycle process. Under current policies, accounts continue to be included in the accounts receivable agings after placement with a primary collection agency instead of being written off at that point in time. Total receivables increased $217.6 million over the same time period. The increase in accounts receivable was also affected by the acquisition of two hospitals during 2006. The amounts of the increases in the following categories of receivables during 2006 from these facilities are as follows:

Co-payments and deductibles	$8.9 million
Fully uninsured	$7.0 million
Total billed	$46.5 million

Days in accounts receivable increased to 69 days at September 30, 2006 compared to 66 days at December 31, 2005. Days in accounts receivable was impacted by the Medicare payment delays discussed previously, increasing days in accounts receivable by 3 days. In the fourth quarter of 2005, days in accounts receivable was impacted by an increase in managed care revenues, as a percentage of total revenue, compared to Medicare revenues. Managed care payers are typically slower payers than government payers. The trend of an increasing percentage of managed care revenue compared to Medicare revenue has continued into 2006.

The approximate percentages of billed hospital receivables (which is a component of total receivables) are summarized as follows:

	September 30, 2006	December 31, 2005
Insured receivables	58.5%	60.5%
Fully uninsured receivables	29.1%	26.7%
Co-payment and deductible receivables	12.4%	12.8%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.4% of billed hospital receivables at both September 30, 2006 and December 31, 2005. Triad maintains a contractual allowance on these receivables. The allowance was approximately 45% at September 30, 2006 and 42% at December 31, 2005. The allowances are determined using a nine-month historical conversion rate. The allowances have historically varied between 30% and 50%.

Triad’s allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	September 30, 2006	December 31, 2005
Allowance for doubtful accounts	$376.9	$292.8
Percentage of accounts receivables	28.8%	26.8%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	September 30, 2006	December 31, 2005
0 to 60 days	52.6%	55.4%
61 to 150 days	21.8%	22.4%
151 to 360 days	23.2%	20.7%
Over 360 days	2.4%	1.5%

Total	100.0%	100.0%

        The increase in the older aging categories is partially due to the revenue cycle changes discussed previously.

        The percentage of revenue from uninsured patients and the amount of receivables from uninsured patients increased in 2006 compared to 2005. The amount of increase in revenue from uninsured patients was substantial in the third quarter of 2006. Triad also experienced a significant reduction in uninsured collection rates in the third quarter of 2006. Triad is unable to determine if this situation will continue for the remainder of 2006 and into 2007. If the trends observed in the third quarter of 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, additional allowances could be required and Triad’s results of operations and financial position could be materially

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

adversely affected. Triad estimates that each 1% change in uninsured collection rates impacts the allowance for doubtful accounts by approximately $5 million, or $0.04 per diluted share.

Impairments of long-lived assets

Two of Triad’s hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2005. Currently, the probability weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

During the third quarter of 2006, Triad had valuations prepared for certain facilities in conjunction with proposed offerings to physicians of ownership interests in the entities that own such facilities. The valuations of three facilities contained impairment indicators and those facilities were evaluated for potential long-lived asset impairment during the third quarter of 2006. Currently, the probability weighted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

If the probabilities assigned to the future cash flows or the projections of future cash flow deteriorate, then impairment of these assets may be required.

Information systems conversion

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contracts is expected to replace approximately $1.2 billion in current information technology services costs. The costs to replace the current information systems will be approximately $330 million of the total contract value. Triad anticipates that the agreements will incrementally increase operating expenses over the first three to four years of their term. The costs associated with these agreements reduced Triad’s diluted earnings per share by approximately $0.02 to $0.03 in the three months ended September 30, 2006, and approximately $0.06 to $0.07 in the nine months ended September 30, 2006. Triad anticipates that diluted earnings per share will be reduced by approximately $0.02 to $0.03 in the remainder of 2006 as a result of these agreements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of unaudited operating results and key operating statistics from continuing operations for the three and nine months ended September 30, 2006 and 2005 (dollars in millions, except per share amounts and statistics):

	For the three months ended				For the nine months ended
	2006		2005		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$1,373.1	100.0	$1,160.9	100.0	$4,120.4	100.0	$3,481.3	100.0

Salaries and benefits, including share- based compensation expense (1)	555.4	40.4	494.1	42.6	1,666.8	40.5	1,436.3	41.2
Reimbursable expenses	12.1	0.9	12.2	1.0	38.1	1.0	38.8	1.1
Supplies	238.0	17.3	198.0	17.1	709.7	17.2	584.1	16.8
Other operating expenses	270.7	19.7	208.9	18.0	796.1	19.3	633.7	18.2
Provision for doubtful accounts	152.0	11.1	84.6	7.3	400.9	9.7	280.5	8.1
Depreciation and amortization	57.3	4.2	51.3	4.4	169.7	4.1	153.4	4.4
Interest expense, net	24.4	1.8	24.2	2.1	71.8	1.7	77.7	2.2
Refinancing transaction costs	—	—	—	—	—	—	8.4	0.3
ESOP expense	3.1	0.2	3.7	0.3	9.2	0.2	10.9	0.3
Gain on sales of assets	(5.3)	(0.4)	(0.3)	—	(5.9)	(0.1)	(0.8)	—

	1,307.7	95.2	1,076.7	92.8	3,856.4	93.6	3,223.0	92.6

Income from continuing operations before minority interests, equity in earnings and income tax provision	65.4	4.8	84.2	7.2	264.0	6.4	258.3	7.4
Minority interests in earnings of consolidated entities	(7.1)	(0.5)	(1.8)	(0.1)	(17.1)	(0.4)	(8.1)	(0.2)
Equity in earnings of unconsolidated affiliates	11.3	0.8	8.1	0.7	31.1	0.8	27.8	0.8

Income from continuing operations before income tax provision	69.6	5.1	90.5	7.8	278.0	6.8	278.0	8.0
Income tax provision	(28.9)	(2.1)	(35.2)	(3.0)	(109.4)	(2.7)	(107.6)	(3.1)

Income from continuing operations	$40.7	3.0	$55.3	4.8	$168.6	4.1	$170.4	4.9

(1) Share-based compensation expense	$7.1		$0.8		$20.8		$1.4

Income per common share from continuing operations
Basic	$0.47		$0.65		$1.96		$2.11
Diluted	$0.47		$0.64		$1.94		$2.06
Number of hospitals at end of period (a)
Owned	50		47		50		47
Managed joint ventures	1		1		1		1

Total	51		48		51		48
Licensed beds at end of period (b)	9,316		8,144		9,316		8,144
Available beds at end of period (c)	8,249		7,281		8,249		7,281
Admissions (d)
Owned	87,107		76,944		261,451		235,157
Managed joint ventures	1,368		1,485		4,137		4,377

Total	88,475		78,429		265,588		239,534
Adjusted admissions (e)	149,393		132,641		445,319		400,228
Adjusted patient days (f)	695,568		614,495		2,098,670		1,869,771
Outpatient visits excluding outpatient surgeries	1,101,705		957,415		3,275,244		2,838,883
Inpatient surgeries	35,025		30,984		104,347		91,149
Outpatient surgeries	75,623		69,438		227,628		205,496

Total surgeries	110,648		100,422		331,975		296,645
Average length of stay (g)	4.7		4.6		4.7		4.7
Outpatient revenue percentage	45%		45%		45%		46%
Inpatient revenue per admission	$8,292.5		$7,893.1		$8,269.4		$7,687.2
Outpatient revenue per outpatient visit	$541.0		$521.5		$547.3		$534.3
Patient revenue per adjusted admission	$8,824.6		$8,343.2		$8,880.6		$8,306.6
Patient revenue per adjusted patient day	$1,895.3		$1,800.9		$1,884.4		$1,778.1
Gross patient revenues (in millions)	$4,080.1		$3,269.5		$12,229.9		$9,771.6
Self-pay discounts (in millions)	$45.6		$46.2		$141.0		$102.4

(a)	Number of hospitals excludes discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed joint ventures, except for admissions for managed joint ventures.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to Triad’s facilities and are used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Average length of stay represents the average number of days an admitted patient stays in Triad’s hospitals.

Three Months Ended September 30, 2006 and 2005

Income from continuing operations decreased to $40.7 million in the three months ended September 30, 2006 from $55.3 million in the three months ended September 30, 2005. Triad’s provision for doubtful accounts, as a percentage of revenue, increased to 11.1% from 7.3% during 2006. A portion of this increase was due to increases in Triad’s allowance for doubtful accounts of $25 million as discussed in “Other Trends – Provision for doubtful accounts”. Triad recorded $7.1 million of share-based compensation expense in 2006 from the adoption of SFAS 123R. Triad’s same facility revenues increased 9.6% in 2006 compared to 2005.

Revenues increased to $1,373.1 million in the three months ended September 30, 2006 compared to $1,160.9 million in the three months ended September 30, 2005. Same facility revenues increased 9.6% in 2006 compared to 2005, which includes $0.2 million in unfavorable governmental cost report settlements in 2006 and $0.4 million in favorable governmental cost report settlements in 2005. Same facility patient revenue per adjusted admission increased 6.0% in 2006 compared to 2005 due primarily to increases in managed care pricing and increases in reimbursement from government programs. Triad’s case mix index, which is a measure of patient acuity, was relatively constant in 2006 compared to 2005. Same facility admissions increased 3.7% and adjusted admissions increased 4.0% in 2006 compared to 2005. Same facility inpatient surgeries and outpatient surgeries increased 4.1% and 1.3% in 2006 compared to 2005, respectively. Triad had increases in revenues and selected statistics, shown in the table below, from the acquisition of two hospitals in the first quarter of 2006 and the acquisition of one hospital in the fourth quarter of 2005.

Revenues	$100.3 million
Admissions	7,298
Adjusted admissions	11,620
Inpatient surgeries	2,783
Outpatient surgeries	5,249
Outpatient visits	118,971

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.4% in the three months ended September 30, 2006 from 42.6% in the three months ended September 30, 2005. Salaries decreased, as a percentage of revenue, to 32.1% in 2006 compared to 33.6% in 2005 due primarily to increased productivity. Salaries decreased approximately $6.0 million in 2006 as a result of the implementation of Triad’s new information system arrangements, which outsourced Triad’s information technology services. Salaries also decreased approximately $3.4 million in 2006 from the reversal of accrued corporate office annual incentive compensation based on current indicators that incentive targets will not be met. Salaries increased $7.1 million from the recognition of share-based compensation expense in 2006. Triad also incurred approximately $0.8 million of severance costs in 2006. Employee benefits decreased, as a percentage of revenue, to 6.9% in 2006 compared to 7.7% in 2005 due, in part, to a reduction in health plan costs as a percentage of revenues.

Reimbursable expenses as a percentage of revenues decreased to 0.9% in the three months ended September 30, 2006 from 1.0% in the three months ended September 30, 2005. Reimbursable expenses relate primarily to

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2006 compared to 2005, while revenues increased.

Supplies as a percentage of revenues increased to 17.3% in the three months ended September 30, 2006 from 17.1% in the three months ended September 30, 2005. Supplies per adjusted admission increased 6.7% from increased usage of drug-coated stents and other implantable devices.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 19.7% in the three months ended September 30, 2006 from 18.0% in the three months ended September 30, 2005. Insurance costs, as a percentage of revenue, increased to 1.9% in 2006 compared to 1.7% in 2005. Triad’s insurance costs, on a same facility basis, increased approximately $4.1 million, or 20.8%, in 2006 compared to 2005. Contract services on a same facility basis increased $18.4 million in 2006 primarily as a result of the implementation of Triad’s new information system arrangements and increases in physician subsidies. In 2006, QHR settled a lawsuit involving one of its managed hospitals for $2.5 million.

Provision for doubtful accounts as a percentage of revenues increased to 11.1% in the three months ended September 30, 2006 compared to 7.3% in the three months ended September 30, 2005. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If the trends observed in the third quarter of 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, additional allowances could be required and Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $57.3 million in the three months ended September 30, 2006 from $51.3 million in the three months ended September 30, 2005, primarily due to acquisitions during 2005 and 2006. In 2005, Triad received additional information on the fair value and remaining useful life of assets acquired in an acquisition and adjusted the purchase price, which resulted in a $1.5 million reduction to depreciation.

Interest expense, which was offset by $4.7 million and $3.4 million of interest income in the three months ended September 30, 2006 and 2005, respectively, increased to $24.4 million in 2006 compared to $24.2 million in 2005, due primarily to an increase in interest rates on Triad’s floating rate debt. The increase was partially offset by the increase in interest income.

Gain on sales of assets in 2006 of $5.3 million resulted primarily from the sale of Triad’s former hospital property in Palmer, Alaska and two medical office buildings.

Minority interests increased to $7.1 million in the three months ended September 30, 2006 from $1.8 million in the three months ended September 30, 2005 due primarily to the new hospital ventures entered into in 2005 and 2006. Minority interests also increased from improved earnings at several of Triad’s non-wholly owned facilities.

Equity in earnings of unconsolidated affiliates increased to $11.3 million in the three months ended September 30, 2006 compared to $8.1 million in the three months ended September 30, 2005 from improved earnings at Triad’s joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $28.9 million in the three months ended September 30, 2006 compared to $35.2 million in the three months ended September 30, 2005. Triad’s effective tax rate was 41.5% in 2006 compared to 38.9% in 2005. Triad recorded an additional $1.4 million of income tax provision primarily from valuation allowances on certain state net operating loss carry forwards that management determined may not be utilized. Triad’s effective tax rate is also affected by nondeductible ESOP expense and nondeductible executive compensation expense.

Nine Months Ended September 30, 2006 and 2005

Income from continuing operations decreased to $168.6 million in the nine months ended September 30, 2006 from $170.4 million in the nine months ended September 30, 2005. Triad’s provision for doubtful accounts, as a percentage of revenue, increased to 9.7% from 8.1% during 2006. A portion of this increase was due to increases in Triad’s allowance for doubtful accounts of $25 million as discussed in “Other Trends – Provision for doubtful accounts”.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Triad recorded $20.8 million of share-based compensation expense in 2006 from the adoption of SFAS 123R. Triad incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of its bank credit facility. Triad’s same facility revenues increased 9.5% in 2006 compared to 2005.

Revenues increased to $4,120.4 million in the nine months ended September 30, 2006 compared to $3,481.3 million in the nine months ended September 30, 2005. Same facility revenues increased 9.5% in 2006 compared to 2005, which includes $4.4 million and $4.6 million in favorable governmental cost report settlements in 2006 and 2005, respectively. Same facility revenue in 2006 included a favorable change in estimate on disproportionate share revenue of approximately $3.3 million. Same facility patient revenue per adjusted admission increased 7.7% in 2006 compared to 2005 due primarily to increases in acuity, increases in managed care pricing and increases in reimbursement from government programs. Triad’s case mix index, which is a measure of patient acuity, increased 1.7% in 2006 compared to 2005. Triad’s self-pay discount programs reduced revenues, on a same facility basis, by $36.3 million in 2006 compared to 2005. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 10.2% and patient revenue per adjusted admission increased 8.5%. Same facility admissions increased 1.2% and adjusted admissions increased 2.0% in 2006 compared to 2005. Same facility inpatient surgeries and outpatient surgeries increased 4.9% and 2.5%, respectively, in 2006 compared to 2005. Triad had increases in revenues and selected statistics, shown in the table below, from the acquisition of two hospitals in the first quarter of 2006, the acquisition of one hospital in the fourth quarter of 2005 and the acquisition of one hospital in the second quarter of 2005.

Revenues	$316.9 million
Admissions	23,445
Adjusted admissions	37,551
Inpatient surgeries	8,857
Outpatient surgeries	17,149
Outpatient visits	363,914

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.5% in the nine months ended September 30, 2006 from 41.2% in the nine months ended September 30, 2005. Excluding the effect on revenues from the self-pay discounts, salaries and benefits as a percentage of revenues would have been 39.1% and 40.1% in 2006 and 2005, respectively. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 30.8% in 2006 compared to 31.3% in 2005. Salaries decreased approximately $12.0 million in 2006 as a result of Triad’s new information system arrangements, which outsourced Triad’s information technology services. Salaries also decreased approximately $5.1 million in 2006 from the reversal of accrued corporate office annual incentive compensation based on current indicators that incentive targets will not be met. Salaries increased $20.8 million from the recognition of share-based compensation expense in 2006. Employee benefits as a percentage of revenues excluding self-pay discounts was 7.0% in 2006 compared to 7.5% in 2005 due, in part, to a reduction in workers’ compensation costs. Employee benefits have also been positively affected by a reduction in health plan costs as a percentage of revenues.

Reimbursable expenses as a percentage of revenues decreased to 1.0% in the nine months ended September 30, 2006 from 1.1% in the nine months ended September 30, 2005. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2006 compared to 2005, while revenues increased.

Supplies as a percentage of revenues increased to 17.2% in the nine months ended September 30, 2006 from 16.8% in the nine months ended September 30, 2005. Excluding the effect on revenues from the self-pay discounts, supplies as a percentage of revenues would have been 16.7% and 16.3% in 2006 and 2005, respectively. Supplies per adjusted admission increased 9.2% from increased usage of drug-coated stents and other implantable devices due to increases in acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 19.3% in the nine months ended September 30, 2006 from 18.2% in the nine months ended September 30, 2005. Excluding the effect on revenues from the self-pay discounts, other operating expenses as a percentage of revenues would have been 18.7% and 17.7% in 2006 and 2005, respectively. Insurance costs, as a percent of revenues excluding self-pay discounts, remained constant at 1.8% in 2006 compared to 2005. Triad’s insurance costs, on a same facility basis, increased approximately $8.0 million, or 12.9%, in 2006 compared to 2005. Triad recorded an increase of $10.3 million to its estimated liabilities for general and professional insurance in 2006 due to a reduction of the discount

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

rate to 5.5% from 6.0% and changes in actuarial assumptions to accelerate claim payment patterns. Triad’s utility costs, on a same facility basis, increased $9.0 million, or 16.1%, in 2006 compared to 2005. Triad anticipates that utility costs will remain at these increased levels during the remainder of 2006. Contract services on a same facility basis increased $33.7 million in 2006 primarily as a result of the implementation of Triad’s new information system arrangements and increases in physician subsidies. In 2006, QHR settled a lawsuit involving one of its managed hospitals for $2.5 million.

Provision for doubtful accounts as a percentage of revenues increased to 9.7% in the nine months ended September 30, 2006 compared to 8.1% in the nine months ended September 30, 2005. Triad estimates the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $141.0 million and $102.4 million in 2006 and 2005, respectively. Excluding this impact, provision for doubtful accounts as a percentage of revenues would have been 12.7% and 10.7% in 2006 and 2005, respectively. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If the trends observed in the third quarter of 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, additional allowances could be required and Triad’s results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $169.7 million in the nine months ended September 30, 2006 from $153.4 million in the nine months ended September 30, 2005, primarily due to acquisitions during 2005 and 2006.

Interest expense, which was offset by $14.9 million and $5.0 million of interest income in the nine months ended September 30, 2006 and 2005, respectively, decreased to $71.8 million in 2006 compared to $77.7 million in 2005, due primarily to the increase in interest income. The decrease was partially offset by an increase in interest rates on Triad’s floating rate debt.

Gain on sales of assets in 2006 of $5.9 million resulted primarily from the sale of Triad’s former hospital property in Palmer, Alaska and two medical office buildings.

Minority interests increased to $17.1 million in the nine months ended September 30, 2006 from $8.1 million in the nine months ended September 30, 2005 due primarily to the new hospital ventures entered into in 2005 and 2006. Minority interests also increased from improved earnings at two of Triad’s non-wholly owned facilities. Minority interests were reduced by the acquisition of a minority holder’s interest in Triad’s acute care hospital in Vicksburg, Mississippi in April 2005.

Equity in earnings of unconsolidated affiliates increased to $31.1 million in the nine months ended September 30, 2006 compared to $27.8 million in the nine months ended September 30, 2005 from improved earnings at Triad’s joint venture in Las Vegas, Nevada.

Income tax provision was $109.4 million in the nine months ended September 30, 2006 compared to $107.6 million in the nine months ended September 30, 2005. Triad’s effective tax rate was 39.4% in 2006 and 38.7% in 2005. Triad recorded an additional $1.4 million of income tax provision primarily from valuation allowances on certain state net operating loss carry forwards that management determined may not be utilized. Triad’s effective tax rate is also affected by nondeductible ESOP expense and nondeductible executive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $211.1 million in 2006 compared to $351.2 million in 2005. Net accounts receivable increased $117.1 million in 2006 compared to a $90.4 million increase in 2005. During the third quarter of 2006, Medicare delayed payments to all healthcare providers in the United States which increased receivables by approximately $36 million. The payments were received in October 2006. Accounts receivable days increased four days in 2006 compared to 2005. Approximately three days of the increase was due to the Medicare payment delay. Days in accounts receivable were also impacted by the revenue cycle process changes discussed in “Results of Operations – Other Trends – Provision for doubtful accounts”. Triad has also experienced an increase in higher acuity procedures, which typically have a longer payment timeframe. Days in accounts receivable were also impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues. Managed care payers typically are slower payers than governmental payers. Payments for accounts payable increased $26.4 million in 2006 compared to 2005 due to timing of payments. Payments for salaries and payroll taxes increased $8.0 million in 2006 compared to 2005 due to timing of pay periods. Triad paid $29.1 million in annual incentive payments in 2006 compared to $24.0 million in 2005. Triad also paid $28.2 million in annual retirement plan contributions in 2006 compared to $26.3 million in 2005. Triad paid $153.7 million of

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

income taxes in 2006 compared to $76.8 million of income taxes in 2005, which were reduced by $23.6 million of tax benefit from stock option exercises. Triad paid $66.5 million in interest in 2006 compared to $62.6 million in 2005.

Cash used in investing activities was $282.8 million in 2006 compared to $383.4 million in 2005. In 2006, Triad paid $55.6 million for acquisitions, related primarily to the formation of ventures in Massillon, Ohio and Clarksville, Tennessee. In 2006, Triad received $116.5 million of proceeds from disposals of assets primarily from the sale of hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas. Capital expenditures were $338.9 million in 2006 compared to $279.4 million in 2005. Approximately $109.3 million of the 2006 capital expenditures was for maintenance capital and approximately $229.6 million was for expansion capital and information technology conversion. Triad currently anticipates spending approximately $170 to $240 million on expansion, development, acquisitions, information technology conversion and other capital expenditures in the remainder of 2006 and approximately $600 to $700 million in 2007. The amount of capital expenditures in 2006 or 2007 could decrease if currently anticipated acquisitions do not occur or increase if new acquisition opportunities arise.

Cash provided by financing activities was $23.9 million in 2006 compared to $349.3 million in 2005. In 2005, Triad completed an equity offering for approximately $217.4 million. Triad received $20.4 million in proceeds from stock option exercises in 2006 compared to $85.9 million in 2005.

Triad’s Board of Directors has approved a program to repurchase up to $250 million of Triad’s common stock on the open market or otherwise. Triad currently anticipates that the repurchase will begin in the fourth quarter of 2006 and continue through the first quarter of 2007.

At September 30, 2006, Triad’s indebtedness consisted of a Term Loan A of $496.9 million bearing interest at LIBOR plus 1.00% (6.32% at September 30, 2006) with principal amounts due through 2011, $600 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at Triad’s option, in May 2008, and the senior subordinated notes are callable, at Triad’s option, in November 2008 and, in both cases, are callable earlier at Triad’s option by paying a make-whole premium. At September 30, 2006, Triad had a $600 million revolving credit line which bears interest at LIBOR plus 1.00%. At September 30, 2006, no amounts were outstanding under the revolving credit line although there were $22.5 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon the total leverage of Triad.

Triad’s term loan and revolving credit line are collateralized by a pledge of substantially all of its assets other than real estate associated with the former Quorum facilities. The debt agreements require that Triad comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that Triad’s total leverage ratio not exceed 4.0x at September 30, 2006. Triad’s total leverage ratio at September 30, 2006 was approximately 2.1x. The indentures governing Triad’s other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. Triad’s debt agreements and indentures contain change of control provisions. There are no events of default under Triad’s debt agreements or indentures in the event of a downgrade of its debt ratings. Triad currently is in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable, which could result in other debt obligations of Triad also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

At September 30, 2006, Triad had working capital of $945.3 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans, as well as increases in the number of patients without insurance coverage, could affect liquidity in the future.

In January and February 2006, Triad entered into agreements to outsource its current information technology services for a ten-year period and to replace or supplement its current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the agreements is expected to replace approximately $1.2 billion in current information technology costs. The conversion from Triad’s current information systems is expected to cost

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Approximately $38 million of the conversion costs were paid in the nine months ended September 30, 2006. Triad estimates that approximately $18 million of the conversion costs will be expended in the remainder of 2006, $70 million in 2007, $100 million in 2008 and the remainder thereafter.

Triad completed development of a replacement hospital in Palmer, Alaska in January 2006. The final cost of this project was approximately $100 million.

Triad anticipates that it will construct a replacement facility for its acute care hospital in Lane County, Oregon which could begin in 2007. Currently, the cost of the project has not been finalized.

Effective February 1, 2006, Triad closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. Triad contributed approximately $25.6 million in cash for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture. The venture began construction of a replacement facility in the third quarter of 2006 for which Triad would contribute an additional $125 million. Triad anticipates that the cost of this project will be approximately $180 million. As of September 30, 2006 approximately $14 million has been spent on this project.

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

Triad has entered into an agreement to lease a hospital recently constructed in Dublin, Ireland. Triad anticipates that the lease will commence in the fourth quarter of 2006.

Triad has formed a venture with a non-profit entity to construct and operate an acute care hospital in Cedar Park, Texas. Triad owns 80% of the venture. Construction on this facility began in the second quarter of 2006. Triad estimates that the cost of the project will be approximately $100 million. As of September 30, 2006, approximately $19 million has been spent on this project.

Effective November 1, 2006, an affiliate of Triad acquired a hospital in Augusta, Georgia and immediately sold ownership interests in the acquiring entity to members of the medical staff of the hospital. The purchase price of the hospital was approximately $33 million including working capital. Triad’s affiliate owns approximately a 65% interest in the venture and the physician owners own approximately 35% interest in the venture. Triad received approximately $10 million from the physican owners in the venture.

Triad entered into a non-binding letter of intent to form a venture with a non-profit entity to own and operate four hospitals in the Knoxville, Tennessee area. Triad would have contributed approximately $180 million for an 80% interest in the venture and the non-profit would have contributed the four hospitals for a 20% interest in the venture. In the fourth quarter of 2006, the non-profit entity announced that the discussions relating to this transaction had been terminated.

Triad is exploring various other opportunities with non-profit hospitals to become a capital partner to acquire existing facilities and/or construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

Triad has various other existing hospital expansion projects in progress. Triad anticipates spending an aggregate of approximately $338 million related to these projects. Of this amount, approximately $68 million is anticipated to be expended in the remainder of 2006, $203 million in 2007 and the remainder thereafter.

Triad has offered and is exploring the possibility of offering ownership interests in certain of its hospitals to members of the medical staffs of such facilities. Triad closed on two transactions in the second quarter of 2006. Triad closed on one transaction in the fourth quarter of 2006 and received approximately $17.7 million. Triad anticipates that additional transactions could close in the first quarter of 2007.

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

The facilities that are included in discontinued operations had revenues of $(0.1) million and $36.9 million in the three months ended September 30, 2006 and 2005, respectively, and $0.9 million and $141.2 million in the nine months ended September 30, 2006 and 2005, respectively. These facilities had pre-tax losses of $1.9 million and $14.3 million in the three months ended September 30, 2006 and 2005, respectively, and pre-tax income of $24.4 million and $0.1 million in the nine months ended September 30, 2006 and 2005, respectively. Pre-tax gain (loss) on sale of assets included in pre-tax income (loss) was $(1.4) million and $25.8 million for the three and nine months ended September 30, 2006 and $(1.5) million and $8.1 million for the three and nine months ended September 30, 2005, respectively. A pre-tax impairment of long-lived assets of $7.5 million was included in pre-tax income for the three and nine months ended September 30, 2005.

Off-Balance Sheet Arrangements

Triad has entered into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended or the payments are required to be returned to Triad. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. Triad adopted FIN 45-3 on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. Triad records an asset for the estimated fair value of the minimum revenue guarantees and amortizes the asset from the beginning of the guarantee payment period through the end of the agreement. At September 30, 2006, Triad had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 of $14.1 million. At September 30, 2006, the maximum amount of all unpaid minimum revenue guarantees was $66.9 million.

Triad has entered into agreements whereby it has guaranteed certain loans entered into by patients for whom services were performed at Triad’s facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. Triad would be obligated to repay the financial institutions if a patient fails to repay his or her loan. Triad could then pursue collections from the patient. Triad records a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 29.9% at September 30, 2006. At September 30, 2006, the amounts subject to the guarantees were $24.3 million. Triad had $7.2 million reserved at September 30, 2006 for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.0 million at September 30, 2006. Subsequent to January 1, 2003, Triad entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. Minimal amounts were recorded for the fair value of the guarantees. The maximum amount of the guarantees entered into after January 1, 2003 was $1.8 million at September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Triad will adopt FIN 48 on January 1, 2007, but it has not yet determined the full impact of the adoption. Triad anticipates that it will reclassify amounts recorded in its deferred tax liabilities for

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

uncertain tax positions to other liabilities. FIN 48 may also require additional disclosures with respect to valuation allowances and reserves related to tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. Triad does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.

In September 2006, the Financial Accounting Standards Board issued SFAS 158, which is effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors financial statements. Changes in the funding status will be reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations will also be required. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsors fiscal year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. Triad has not yet determined the full impact from the adoption of SFAS 158 but does not anticipate a material impact on its results of operations or financial position.

In September 2006, the SEC issued SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 would require restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. Triad has not yet determined the impact of the adoption of SAB 108.

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

Income Taxes

The IRS is currently conducting an examination of the Federal income tax returns for Triad’s short taxable years ended April 27, 2001, September 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report (“30 Day Letter”) with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of certain qui tam complaints that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in the payment by Triad of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

Triad believes its reporting of the deductions with respect to the settlement of the qui tam cases was appropriate. Accordingly, on June 9, 2006, Triad filed a protest to the 30 Day Letter to contest the proposed adjustments, and the matter has since been referred to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, the adjustments would not have a material effect on Triad’s results of operations or financial position.

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

HEALTHCARE REFORM

Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

nationally or at the state level. Proposals that have been considered or could be considered in the future include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, incentives for so-called “health savings accounts,” requirements that hospitals publicly report certain quality indicators, payment reforms such that providers’ payments would be linked to quality and performance, proposals to permit hospitals to enter into gainsharing arrangements with physicians, medical malpractice tort reform and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to healthcare providers such as hospitals. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the business, financial condition or results of operations of Triad.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Triad is exposed to market risk related to changes in interest rates. With respect to Triad’s interest-bearing liabilities, approximately $496.9 million of long-term debt at September 30, 2006 was subject to variable rates of interest, while the remaining balance in long-term debt of $1,207.3 million at September 30, 2006 was subject to fixed rates of interest. The estimated fair value of Triad’s total long-term debt was $1,672.1 million at September 30, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $5.0 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on Triad’s borrowing costs and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in Triad’s credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

Triad’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Triad’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, Triad’s Chief Executive Officer and Chief Financial Officer have concluded that Triad’s disclosure controls and procedures were effective as of September 30, 2006.

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

Triad Hospitals, Inc.

Date: November 7, 2006	By:	/s/ W. STEPHEN LOVE
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