Form 10-K
period 2006-12-31
TRIAD HOSPITALS INC
filed 2007-03-01
CIK 1074771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.3 billion based on the closing sale price of $39.58 per share of common stock as reported on the New York Stock Exchange. For purposes of the foregoing calculation, the Registrant’s directors, executive officers, and the Triad Hospitals, Inc. Retirement Savings Plan have been deemed to be affiliates.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock of the latest practical date.

As of February 15, 2007, 88,355,551 shares of common stock $0.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders of Triad Hospitals, Inc. are incorporated by reference into Part III of this Form 10-K.

TRIAD HOSPITALS, INC.

Part I

Item 1.	Business

General

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that we own and operate in small cities and selected urban markets primarily in the southern, midwestern and western United States. Our domestic hospital facilities include 53 general acute care hospitals and 13 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. We also operate one general acute care hospital located in Dublin, Ireland. Included among our domestic hospital facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes and one hospital that is under construction. We are also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through our wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), we also provide management and consulting services to independent general acute care hospitals located throughout the United States. The terms “we”, “our”, “the Company”, “us”, and “Triad” refer to the business of Triad Hospitals, Inc. and our subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Triad Hospitals, Inc.

Our general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. These hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers that we operate. In addition, some of our general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

In addition to providing capital resources and general management, we make available a variety of management services to our healthcare facilities. These services include ethics and compliance programs, national supply and equipment purchasing, national leasing contracts, accounting, insurance placement, financial and clinical systems, governmental reimbursement assistance, information systems, legal support, personnel management, internal audit, access to regional managed care networks, resource management, and strategic and business planning.

Proposed Merger

On February 4, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Panthera Partners, LLC, a Delaware limited liability company (“Panthera Partners”), Panthera Holdco Corp., a Delaware corporation and a wholly-owned subsidiary of Panthera Partners (“Panthera Holdco,” and together with Panthera Partners, “Parent”), and Panthera Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Panthera Holdco (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by private investment funds affiliated with CCMP Capital Advisors, LLC and Goldman Sachs & Co. Our Board of Directors approved the Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of disinterested directors (the “Special Committee”).

At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us, Parent, any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law or any stockholders who enter into agreements with Parent to have their shares convert into equity of the surviving corporation, will be cancelled and converted into the right to receive $50.25 in cash, without interest.

We have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “go shop” provision pursuant to which we have the right to solicit and engage in discussions and negotiations with respect to competing acquisition proposals through March 16, 2007. In accordance with the

Merger Agreement, our Board of Directors, through the Special Committee and with the assistance of its independent advisors, intends to solicit superior proposals during this period. There can be no assurance that the solicitation of superior proposals will result in an alternative transaction. During the go shop period, Parent does not have a contractual right to be advised of or match the terms of any superior proposal. After March 16, 2007, we may continue discussions with any “Excluded Party”, defined as a party that submits a bona fide acquisition proposal during the go shop period or with whom we are having ongoing discussions or negotiations as of the end of the go shop period regarding a bona fide acquisition proposal. No later than March 19, 2007, we are required to provide the identity of the Excluded Parties to Parent’s outside counsel that have entered into a customary non-disclosure agreement with the Company not to disclose such identity to Parent or its affiliates.

Except with respect to Excluded Parties, after March 16, 2007, we are subject to a “no shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions and negotiations with third parties. The no shop provision is subject to a “fiduciary out” provision that allows us to provide information and participate in discussions and negotiations with respect to third party acquisition proposals submitted after March 16, 2007 that the Board of Directors (following the recommendation of the Special Committee) believes in good faith to be bona fide and determines in good faith, after consultation with its financial advisors and outside counsel, constitute or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors (following the recommendation of the Special Committee) determines in good faith that it has received a superior proposal and that failure to terminate the Merger Agreement could violate its fiduciary duties, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $120 million to Parent, unless such termination is in connection with a superior proposal submitted by an Excluded Party, in which case we must pay a fee of $20 million to Parent and reimburse Parent for up to $20 million in out-of-pocket expenses. In certain other circumstances, the Merger Agreement provides for Parent or us to pay to the other party a fee of $120 million upon termination of the Merger Agreement.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Merger consideration, including any contemplated refinancing of debt and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of other required regulatory approvals and other customary closing conditions. The parties currently expect to close the transaction during the second quarter of 2007. Where this Annual Report on Form 10-K discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.

Our Formation

Our healthcare service business previously comprised the Pacific Group business of HCA, Inc. (“HCA”). On May 11, 1999, HCA divested its Pacific Group business to us through a spin-off to its stockholders. The spin-off was accomplished by a pro rata distribution of all outstanding shares of our common stock to the stockholders of HCA. We were incorporated under the laws of the State of Delaware in 1999. Information about certain indemnification and other arrangements entered into by HCA and us in connection with the distribution is included in the consolidated financial statements.

On April 27, 2001, we completed our merger with Quorum Health Group, Inc. (“Quorum”) for approximately $2.4 billion in cash, stock and assumption of debt. Pursuant to the terms of the merger agreement, each former Quorum shareholder was entitled to receive $3.50 in cash and 0.4107 shares of our common stock for each outstanding share of Quorum stock, plus cash in lieu of fractional shares of our common stock.

Our Markets

Most of our domestically owned facilities are located in two distinct types of markets that are located primarily in the southern, midwestern and western United States. Approximately seventy percent of our owned facilities are located in small cities, generally with populations of less than 150,000 residents and located more than 60 miles from a major urban center. These facilities are usually either the only facility or one of two or three facilities in the community. The remainder of our owned facilities are located in selected larger urban areas. Currently, we own and operate facilities in 17 states. Over half of our facilities are located in the states of Alabama, Arkansas, Indiana, and Texas. In addition, we operate one general acute care hospital in Dublin, Ireland.

Through QHR, our separate contract management services and consulting subsidiary, we also provide consulting, education, intensive resource and management services to independent hospitals and hospital systems located primarily in non-urban areas throughout the United States.

Small City Markets

We believe that the small cities of the southern, midwestern and western United States are attractive to healthcare service providers as a result of favorable demographic, economic and competitive conditions. 37 of the 53 general acute care hospitals that we own and operate domestically are located in these small city markets. Of these, 20 hospitals are located in communities where they are the sole hospital and 17 hospitals are located in communities where they are one of only two or three hospitals. We believe that small city markets can support specialty services that generally produce higher revenues than other healthcare services. In addition, in small city markets, managed care penetration is generally lower than in urban areas, and we believe that we are in a good position to negotiate favorable managed care contracts in these markets. We also believe that small city markets are more conducive to our operating strategy.

Our direct competition in these small cities often is limited to a single competitor. We believe that the smaller populations and relative strength of the one or two acute care hospitals in these markets also limit the entry of specialty hospitals and alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans, compared to urban markets.

Selected Larger Urban Markets

Sixteen of the 53 general acute care hospitals that we own and operate domestically are located in selected larger urban markets of the southern, midwestern and western United States. In a majority of these urban markets, we believe we have a strong market position on our own or with our non-profit partner. As a result, we believe we are in a more favorable position to negotiate with managed care providers.

In addition to the direct competition we face from other healthcare providers in these markets, there are higher levels of managed care penetration in the larger urban markets. In other words, a higher relative proportion of the market population is enrolled in managed care programs such as health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs.

Our Mission

Our mission is to continuously improve the quality of healthcare services provided to the communities we serve by creating an environment that fosters physician participation, recognizes the value and contributions of our employees and strives to meet the unique healthcare needs of the local communities. Our objective is to provide quality healthcare services to our communities, while simultaneously generating strong financial performance and appropriate returns to our investors, through disciplined and balanced execution of a comprehensive business strategy that reinforces both quality of care and financial strength.

Business Strategy

Our business strategy combines an operating strategy devoted to working with providers, employees and communities and a capital strategy devoted to investing capital in a disciplined manner into internal and external development projects that enhance patient care and provide appropriate returns to investors. We believe our business strategy differentiates us from many peers and competitors.

Operating Strategy

The foundation of our operating strategy is to work cooperatively and collaboratively with physicians, communities and employees in a manner that benefits all constituents. We actively involve local providers, local community leaders and employees in critical decision making in order to enhance the quality of physicians’ practices, the quality of the healthcare environment in each community and the professional satisfaction of employees. We believe this strategy results in increased volumes, rates and operating margins, and in external development opportunities with not-for-profit hospitals attracted to our operating strategy. Our collaborative operating strategy has several components:

•	Actively involve healthcare providers in decision making. We believe that working cooperatively and collaboratively with physicians to develop and maintain strong, mutually beneficial relationships with them leads to improved physician satisfaction, resource management and quality of care. We believe that this results in higher volumes, rates and operating margins and in external development opportunities. To reinforce the collaboration, we have established in each market a Physician Leadership Group, or PLG, consisting of leading physicians who practice at our local hospitals. Each PLG meets monthly with corporate and hospital management to establish local priorities and address physician concerns. A national PLG, consisting of representatives from the local PLGs, meets regularly with members of our corporate management to address broader corporate and national objectives. Our corporate management includes a team of experienced physicians who focus entirely on maintaining physician relations. We also believe the PLGs generate and facilitate external development opportunities as more physicians and not-for-profit hospitals are able to learn through physician word-of-mouth about our operating strategy of working collaboratively with providers.

Similarly, we believe that working cooperatively and collaboratively with our nurses and other employees to develop and maintain strong, mutually beneficial relationships with them leads to improved satisfaction, morale and retention of our employees, as well as better quality of care for our patients. We believe that this leads to higher patient satisfaction, volumes, rates and operating margins. In each of our markets, we have a Nursing Leadership Group, or NLG, chaired by the facility Chief Nursing Officer and comprising facility nurses who work with corporate and hospital management to establish local priorities and company-wide “best practices” for nursing care. A national NLG, consisting of representatives from the local NLGs, addresses broader corporate and national objectives with members of our corporate management team. We have also created Departmental Operations Committees that address key clinical and support functions represented by specific hospital departments, including radiology, dietary and plant operations. Members, chosen for their leadership qualities demonstrated at our facilities, meet regularly to share “best practices” and other initiatives, both locally and nationally.

•	Actively involve communities in decision making. Our community philosophy is a simple one: our stockholders own the bricks and mortar, but the hospitals effectively “belong” to the communities we serve. We seek to have each community embrace its hospital as an important local asset in order to make the facility successful. To that end, we have created for each of our facilities local Boards of Trustees consisting solely of local physicians and community leaders. We empower each local Board of Trustees with responsibilities related to strategic and capital planning and overall supervision of the quality of care provided to the community. By involving local communities in key decisions affecting their hospitals, we believe we can achieve higher volumes, rates and operating margins.

•	Actively partner with not-for-profit hospitals. An integral part of our operating strategy is to be a preferred partner for the not-for-profit hospitals that comprise approximately 85% of the nation’s acute care hospitals. For not-for-profit hospitals, we offer three alternatives for potentially improving their performance: capital partnership, contract management and consulting services. We believe that these relationships can result in attractive growth opportunities that are consistent with, and that reinforce, the other components of our business strategy.

We provide an attractive alternative to not-for-profit hospitals that need capital. We can either buy the hospital or partner with the not-for-profit in a joint venture, often for the purpose of developing a new or replacement hospital for the community. We believe we often have a competitive advantage over some of our peers and competitors in buying or partnering with not-for-profit hospitals as a result of:

•	our operating strategy of working cooperatively and collaboratively with physicians, employees and communities, which appeals to many not-for-profits;

•	our flexibility regarding shared governance and ownership with not-for-profits through joint ventures with those who prefer to retain some ownership rather than sell; and

•	our QHR management subsidiary’s relationship and reputation with leading not-for-profits nationwide.

We also provide management and consulting services through our QHR subsidiary to approximately 170 not-for-profit hospitals in the United States. These are typically independent hospitals in rural communities that we believe benefit from the management infrastructure QHR provides, infrastructure that they might not otherwise afford on their own.

Capital Strategy

Our capital strategy consists of the disciplined investment of capital for routine maintenance projects as well as internal and external development projects intended to grow volumes, rates and operating margins. Except for routine maintenance projects, our capital projects are typically projected to generate a return greater than the hurdle rate used by us for that project, which is higher than our weighted average cost of capital. We are, however, willing to trade short-term returns for longer-term returns that we believe will be superior.

For existing facilities, we typically expect to spend approximately $150 to $160 million annually on routine maintenance capital expenditures for structural and cosmetic repairs at our facilities. We also identify and invest in expansion opportunities where we perceive that demand is not being adequately met due to population growth or insufficient existing healthcare services. Expansion opportunities may include adding beds, adding operating rooms or introducing specialty services in order to meet demand and decrease outmigration.

For external development, we pursue potential acquisitions, but only selectively and opportunistically. In situations where sellers are concerned solely with obtaining the highest price, especially in an auction, we generally do not have a competitive advantage over others and thus generally do not prevail. However, in situations where sellers also place value on our collaborative culture and strategy, we believe we often have a competitive advantage and sometimes can prevail, even in an auction, and even when we may not submit the highest financial offer. We also build new hospitals, either on our own or in partnership with not-for-profit hospitals, especially in small city markets and in other markets that tend to be most receptive to our strategy of working collaboratively with providers and communities. We also build replacement facilities for existing facilities, usually by becoming a capital partner with a not-for-profit hospital that lacks capital to rebuild an old or aging facility but has a favorable clinical reputation and market position.

Hospital Operations

Our general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics and obstetrics, as well as diagnostic and emergency services. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers that we operate. In addition, certain of our general acute care hospitals have a limited number of licensed psychiatric beds. Financial information for each of the last three years relating to our owned operations, including our acute care hospitals and related healthcare entities, is provided in NOTE 17 - SEGMENT INFORMATION to the consolidated financial statements.

Each of our hospitals is governed by a local Board of Trustees, which includes local community leaders and members of the hospital’s medical staff. The Board of Trustees establishes policies concerning the medical, professional and ethical practices at each hospital, monitors such practices, and is responsible for ensuring that these practices conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

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

We believe that important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the healthcare needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the growth in local population, local economic conditions, market penetration of managed care programs and the availability of reimbursement programs such as Medicare and Medicaid. Utilization across the industry also is being affected by improved treatment protocols as a result of advances in medical technology and pharmacology.

The following table sets forth certain statistics for hospitals we owned for each of the past five years. The comparability of the statistics has been affected by acquisitions in 2002, 2003, 2005, and 2006. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

	Years ended December 31,
	2006	2005	2004	2003	2002
Number of hospitals at end of period (a)	53	49	46	44	38
Number of licensed beds at end of period (b)	9,614	8,674	7,475	7,390	6,856
Weighted average licensed beds (c)	9,276	8,111	7,420	6,972	6,713
Admissions (d)	349,491	316,963	296,542	265,820	252,903
Adjusted admissions (e)	596,061	538,635	506,334	449,376	424,877
Average length of stay (days) (f)	4.7	4.7	4.7	4.9	4.9
Average daily census (g)	4,503	4,066	3,771	3,557	3,377
Occupancy rate (h)	54%	52%	56%	53%	49%

(a)

Number of hospitals excludes discontinued operations and facilities under construction at December 31st of each year. This table does not include any operating statistics for discontinued operations and non-consolidating joint ventures.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(c)	Weighted average licensed beds represent the average number of licensed beds weighted based on periods owned.
(d)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and are used by management and certain investors as a general measure of inpatient volume.

(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Average length of stay represents the average number of days admitted patients stay in our hospitals.
(g)	Average daily census represents the average number of patients in our hospital beds each day.
(h)	Occupancy rate represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Our hospitals have been affected by the trend toward performing certain services more frequently on an outpatient basis as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. We have responded to the outpatient trend by enhancing our hospitals’ outpatient service capabilities, including:

(1)	dedicating resources to our freestanding ambulatory surgery centers at or near certain of our hospital facilities,

(2)	reconfiguring certain hospitals to more effectively accommodate outpatient treatment by, among other things, providing more convenient registration procedures and separate entrances, and

(3)	restructuring existing surgical capacity to allow a greater number and range of procedures to be performed on an outpatient basis.

We expect the growth in outpatient services to continue, although possibly at a slower rate, in the future. Our facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that we believe will experience increased demand.

Sources of Revenue for Healthcare Services

We receive payment for patient healthcare services from (i) the U.S. government primarily under the Medicare program, (ii) state governments under their respective Medicaid programs, (iii) managed care plans and other private insurers and (iv) directly from patients. The approximate percentages of our facilities’ patient revenues from such sources during the periods specified below were as follows:

	Years Ended December 31,
	2006	2005	2004
Medicare	29.5%	31.2%	30.6%
Medicaid	5.2	5.0	5.0
Managed care plans	46.3	44.6	43.9
Uninsured	9.7	9.3	9.6
Other sources	9.3	9.9	10.9

Total	100.0%	100.0%	100.0%

Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a Federal-state program administered by the states which provides hospital benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital’s customary charges for the services provided. We have seen a shift from Medicare revenue to managed care revenue due, in part, to higher patient utilization of Medicare managed care plans. For more detailed information, see “Reimbursement.”

To attract additional volume, most of our hospitals offer various discounts from established charges to certain large group purchasers of healthcare services, including private insurance companies, employers, and managed care plans. These discount programs limit our ability to increase charges in response to increasing costs. For more detailed information, see “Competition.”

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. Over the last several years and particularly in the last six months of 2006, we experienced significant growth in uninsured receivables and deterioration in the collectibility of these receivables. Beginning in the fourth quarter of 2004, we implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. We implemented an additional component to our self-pay discount program in the second quarter of 2005. This additional component offers a discount for all uninsured patients, regardless of personal financial criteria, based on the lowest managed care discount in each hospital location. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the impact of these trends on our results of operations and financial position.

For more information on the reimbursement programs on which our revenues are dependent, see “Reimbursement.”

Hospital Management Services

QHR is a leading provider of management and consulting services to acute care hospitals, providing management services to approximately 170 hospitals as of December 31, 2006. QHR provides management services to independent hospitals and hospital systems under management contracts and also provides selected consulting, educational and related services. QHR assists hospitals in improving their financial performance and the scope of their services. Most of the hospitals for which QHR performs management, consulting or support services are independent not-for-profit hospitals. These hospitals are generally located in non-urban areas. Approximately 73% of these hospitals have fewer than 100 beds. Upon entering into a management contract, QHR first assesses the operations of the hospital, including the hospital’s financial management, the economic and population-related factors affecting the hospital’s market, physician relationships and staffing requirements. Based on the results of its assessment, QHR develops and recommends a management plan to the hospital’s governing board.

To implement the management plan adopted for each hospital, QHR typically provides the hospital with personnel to serve as the hospital’s chief executive officer and chief financial officer. These QHR employees operate under the direction and control of the hospital’s governing body, and the balance of the hospital staff remain employees of the hospital under the control and supervision of the hospital. QHR’s hospital-based team is supported by its regional and corporate management staff. QHR currently has five regional offices located throughout the United States. QHR’s regional office staff is experienced in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area.

QHR’s hospital management contracts generally have a term of three to five years and had a renewal rate of approximately 95% in 2006. QHR’s management contract fees are based on amounts agreed upon by QHR and the hospital’s governing body, and generally are not related to the hospital’s revenues or other variables. Under QHR’s hospital management contracts, QHR is not responsible for hospital licensure, certificates of need, liability coverage, capital expenditures or other functions that are normally the responsibility of a hospital’s governing body.

QHR offers consulting and related educational and management services to hospitals that are not part of its contract management program. QHR’s consulting services are directed at many of the operational needs of hospitals, including accounts receivable management, health information management, human resources, facility design and various operational services. QHR also provides consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues. Financial information for each of the last three years relating to our hospital management services is provided in NOTE 17 - SEGMENT INFORMATION to the consolidated financial statements.

Competition

The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients, and this competition has intensified in recent years. In some cases, competing hospitals are more established than our hospitals. Certain of these competing facilities, particularly in urban markets, offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain of the markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals. Although some of our hospitals are located in geographic areas where they are currently the sole provider of general, acute care hospital services in their communities, these hospitals also face competition from other hospitals, including larger tertiary care centers. Despite the fact that these competing hospitals may be as far as 30 to 50 miles away, patients in these markets may migrate to these competing facilities as a result of local physician referrals, managed care incentives or personal choice.

In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales taxes, and are generally exempt from property and income taxes. We also face competition from other specialized care providers, including specialty hospitals, outpatient surgery, orthopedic, oncology and diagnostic centers.

State certificate of need laws, or CON laws, place limitations on a hospital’s ability to expand hospital services and add new equipment, and may have the effect of restricting competition. Nine states in which we operate, Alabama, Alaska, Georgia, Mississippi, Ohio, Oregon, South Carolina, Tennessee and West Virginia, have CON laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures (including certain acquisitions of facilities) in these states is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

The number and quality of the physicians on a hospital’s staff are important factors in a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Admitting physicians may be on the medical staff of other hospitals in addition to those of our hospitals.

One element of our business strategy is expansion through the acquisition of acute care hospitals in select markets. The competition to acquire hospitals is significant. We may acquire or develop, on a selective basis, hospitals that are similar to those currently owned and operated. However, suitable acquisitions may not be accomplished due to unfavorable terms. We may also seek to expand through the formation of joint ventures with other providers, including not-for-profit healthcare providers.

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

We, and the healthcare industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and pressures by both private and government payers to control reimbursement rates. As both private and government payers reduce the scope of what may be reimbursed and control reimbursement levels for what is covered, Federal and state efforts to reform the healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in our facilities, equipment, personnel, rates and/or services in the future.

The hospital industry and our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review, patient preference and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. We endeavor to meet these challenges by expanding many of our facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new programs and services.

Employees and Medical Staff

At December 31, 2006, we had approximately 42,000 employees, including approximately 4,300 part-time employees, as well as approximately 400 employees providing hospital management and consulting services. Employees at three hospitals are currently represented by labor unions. We consider our employee relations to be good. While our non-union hospitals experience union organizational activity from time to time, we do not expect such efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate, primarily in nursing. There can be no assurance as to future availability and cost of qualified medical personnel.

Our hospitals are staffed by licensed physicians, some of whom are employed by us, who have been admitted to the medical staff of individual hospitals. At December 31, 2006, we employed approximately 1,100 physicians. Some physicians provide services in our hospitals under contracts, which generally describe a term of service, provide and establish the duties and obligations of such physicians, require the maintenance of certain performance criteria and fix compensation for such services. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. Members of the medical staffs of our hospitals located in areas where there are other hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with a hospital at any time.

We periodically perform both employee and physician satisfaction surveys. The surveys are used by management to enhance the operating performance of each hospital.

Our Ethics and Compliance Program

It is our policy that our business be conducted with integrity and in compliance with applicable law. We have developed a corporate-wide ethics and compliance program, which focuses on all areas of policy and regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, and laboratory operations.

This ethics and compliance program is intended to assure that high standards of conduct are maintained in the operation of our business and that employees act in full compliance with all applicable laws, regulations and company policies and procedures. Under the ethics and compliance program, we provide initial and periodic legal compliance and ethics training to every employee, review various areas of our operations, and develop and implement policies and procedures designed to foster compliance with the law. We regularly monitor our ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in our hospitals, as well as a national “hotline” to which employees and others can report, on an anonymous basis if preferred, any suspected violations.

We have also established a separate committee of the Board of Directors to monitor the ethics and compliance program.

On November 1, 2001, we entered into a five-year corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services, or OIG, and agreed to maintain our compliance program in accordance with the corporate integrity agreement. The corporate integrity agreement expired on October 31, 2006. Violations of the corporate integrity agreement that occurred prior to its expiration could subject our hospitals to substantial monetary penalties. The cost to maintain the compliance program was approximately $5.1 million, $4.3 million, and $3.1 million in 2006, 2005 and 2004, respectively. The compliance measures and reporting and auditing requirements for our hospitals contained in the integrity agreement included:

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

Reimbursement

Medicare. Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system, or PPS, for inpatient hospital services. Specially designated children’s hospitals and certain designated cancer research hospitals are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA limits.

Under PPS, fixed payment amounts per inpatient discharge are established based on the patient’s assigned diagnosis related group, or DRG. DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program, are based upon a statistically normal distribution of severity and are adjusted for area wage differentials but do not consider a specific hospital’s costs. DRG rates are updated and re-calibrated annually and have been affected by several recent Federal enactments. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals (and entities outside of the healthcare industry) in purchasing goods and services. For Federal fiscal years 2005 and 2006 the updates were the full market basket. For Federal fiscal year 2007, hospitals generally will receive the full market basket update which is 3.4%.

Outpatient services provided at general, acute care hospitals typically are reimbursed under a PPS system for outpatient hospital services, or APCs. APCs were updated by the full market basket for Federal fiscal years 2005 and 2006. For Federal fiscal year 2007, APCs will be updated by the full market basket index which is 3.4%. Therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare are reimbursed according to the Medicare physician fee schedule.

Payments to PPS-exempt hospitals and units such as inpatient psychiatric hospital services were based upon reasonable costs, subject to a cost per discharge target. These limits are updated annually by a market basket index. On November 15, 2004, final rules were issued to convert reimbursement for PPS-exempt psychiatric hospitals and units to a prospective payment system. Reimbursement is based on a prospectively determined per diem for cost reporting periods beginning on or after January 1, 2005. The per diem rules have four tiers, the highest for the first day of the stay, a lower rate for the second through fourth day, a third tier for the fifth through eighth day, and a final tier. The payment system is being phased in over a three-year period. Also, during this period there is a stop loss provision equal to at least 70% of the amount that would have been paid under the reasonable cost reimbursement system. For the year ended December 31, 2006, less than 1% of our patient revenues was derived from Medicare psychiatric services.

Payments for Medicare skilled nursing facility services, home health services, inpatient rehabilitation hospital services and psychiatric hospital services are made under a separate PPS system for each of these services. The update for 2005 was the full market basket. For Federal fiscal year 2006, the rates were updated by the full market basket index for skilled nursing facility services and inpatient rehabilitation hospital services. The 2006 rate update for home health services was the market basket minus 0.8%. The 2007 rate update for psychiatric hospital services was the full market basket and was effective July 1, 2006. For skilled nursing facility services, the updates for Federal fiscal year 2007 will be the full market basket of 3.1%. For inpatient rehabilitation hospital services, the updates for Federal fiscal year 2007 is the full market basket of 3.3%, less coding improvement adjustments of 2.6%. There is also consolidated billing for skilled nursing facility services, under which payments for most non-physician services for beneficiaries no longer eligible for skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 2006, 20 of our hospitals operated skilled nursing facilities.

Home health services are reimbursed under a PPS system. For fiscal years 2004 through 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, provided for a reduction in the annual payment update and added a 5% rural add-on for discharges between April 1, 2004 and March 31, 2005. For the year ended December 31, 2006, less than 1% of our revenues was derived from home health services.

On November 20, 2004, Congress passed the FY 2005 Omnibus Appropriations bill which included a provision delaying the enforcement of the inpatient rehabilitation facility, or IRF, 75% rule, or the IRF 75% Rule. The IRF 75% Rule, implemented in 1983, is one of the key eligibility criteria for IRFs. In May 2004, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule that included restrictive changes to the conditions that qualify under the IRF 75% Rule. This rule requires that beginning July 1, 2004, at least 50% of Medicare patients be classified in one of the thirteen medical categories. The Deficit Reduction Act of 2005, or DRA, extended by one year the transition back to 75%. The threshold increased to 60% on July 1, 2006, and increases to 65% on July 1, 2007, and up to the original 75% on July 1, 2008. A hospital not meeting these thresholds will receive reduced payments based on Medicare DRGs instead of IRF payments. We have not had any payments reduced under the provisions of the final rule.

Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by us, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. We have 10 rural health clinics affiliated with our hospitals.

Medicare has special payment provisions for “sole community hospitals.” A sole community hospital is generally the only hospital in at least a 35-mile radius. Seven of our facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals may include a higher reimbursement rate, which is based on a blend of hospital-specific costs and a national reimbursement rate, and a 90% payment “floor” for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program that provides medical insurance benefits to government employees has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

Medicare provides, in the form of outlier payments, for additional payment, beyond standard DRG payments, for covered hospital services furnished to a Medicare beneficiary if the operating costs of furnishing those services exceed a certain threshold. During 2002, CMS initiated an outlier reimbursement review process to assess nationally whether or not the amount of outlier payments being made to selected hospitals was appropriate. CMS issued proposed regulations in March 2003 that became effective October 1, 2003 that modified certain elements of the outlier reimbursement calculation. We derive less than 1% of patient revenues from outlier payments and the modifications did not have a material impact on our financial condition or results of operations.

On December 20, 2006, the Tax Relief and Health Care Act was signed into law, which includes a number of provisions related to Medicare and Medicaid spending. The Medicare provisions include a zero percent update for Federal fiscal year 2007 physician payments, which negated an expected 5% reduction, initiation of a short-term and long-term physician quality reporting program, implementation no sooner than 2009 of a voluntary quality reporting program for outpatient departments and ambulatory surgery centers and the extension of certain MMA provisions including certain hospital wage index reclassifications. The Medicaid provisions included a reduction in the Federal limit on the allowable Medicaid provider tax rate to 5.5% from 6.0%. We do not anticipate any material impact from the provisions of this act.

On April 12, 2006, CMS issued a notice of proposed rulemaking for Federal fiscal year 2007. The proposed rule affects Medicare’s hospital inpatient PPS rates and policies for both inpatient acute as well as inpatient PPS exempt providers. Most of the proposed changes became effective October 1, 2006. The final rule includes updates to the base operating and capital reimbursement rates, DRG classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. In addition, the rule calls for the recalibration of the DRG weights using a cost weighting methodology, which is a departure from prior years’ recalibration methodology that was based primarily on hospital charges. This change will be phased in over three years beginning in Federal fiscal year 2007. Also, the rule outlines a plan to further modify the inpatient PPS by incorporating severity of illness adjustors into the system. The severity adjustment component will begin in Federal fiscal year 2007 with 20 specific DRG changes and continue in 2008 after further analysis is completed. The cost-based weight recalibration methodology and the severity adjustment are expected to result in a redistribution of payments among hospitals across the country. Currently, we do not believe that these proposed changes will have a material adverse impact on our results of operations or cash flows.

The DRA was signed into law February 8, 2006 and includes provisions that will reduce Medicare and Medicaid spending by $6 billion and $5 billion, respectively, over five years. The Medicare provisions include a one-year extension of the phase-in period related to the IRF 75% Rule, an increase in the reduction in the market basket index for hospitals that do not report required quality information in Federal fiscal year 2007 to 2% from 0.4%, an extension of the APC hold-harmless payments for small rural hospitals, a freeze in physician payments for Federal fiscal year 2006 at current levels and a freeze in payments to home health agencies. The Medicaid provisions include expansion of recipient cost share amounts, extension of the look-back period for asset transfers applicable to long-term care coverage, redistribution of State Children’s Health Insurance Program allotment surpluses and authorization for several demonstration projects to encourage community-based services and provide alternative benefits through health opportunity accounts. We do not expect any material impact from the provisions of DRA.

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

On February 5, 2007, the President released the proposed Federal fiscal year 2008 budget, which calls for cuts in Medicare spending of $76 billion and Medicaid spending of $26 billion over five years. Some of the provisions related to Medicare spending include a reduction in the annual payment update factor for inpatient and outpatient services of 0.65%, a zero percent update in 2008 for skilled nursing and inpatient rehabilitation facilities and a 0.65% reduction in the update thereafter, a zero percent update for home health services through 2012, elimination of bad debt reimbursement for unpaid beneficiary cost-sharing, a reduction of 0.4% for all Medicare payments when general fund contributions exceed 45%, elimination of certain medical education payments for Medicare Advantage Beneficiaries and setting base payments for five post-acute conditions treated in skilled nursing and inpatient rehabilitation facilities. Key provisions related to Medicaid include creating consistency in the levels of reimbursement of administrative costs at 50%, recoupment of certain administrative costs included in block grants, reimbursement of targeted case management services at 50%, elimination of Medicaid graduate medical education payments and revised payments for government providers. If these provisions are enacted, it could have a material negative impact on our results of operations, financial position and cash flow.

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

Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. If we or any of our facilities are found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations. HCA has agreed to indemnify us in respect of losses arising from such government investigations for the periods prior to the spin-off.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Since virtually all components of the Federal programs covered by cost reports are governed by PPS, cost report settlements are primarily related to disproportionate share reimbursement, Medicare bad debt reimbursement and medical education programs. The Medicare statute provides an additional payment to hospitals that serve a disproportionate share of low-income patients above a minimum threshold defined by program regulations. The Medicare program reimburses hospitals for 70% of uncollected Medicare beneficiary deductible and co-payment amounts. In order to qualify for reimbursement, hospitals must meet criteria set out in program regulations related to, among other things, reasonable collection efforts. Hospitals receive reimbursement for both direct and indirect graduate medical education. This reimbursement is based in part on factors as of the end of a particular cost reporting period. Although we estimate the amount of reimbursement that will be derived from these items throughout the year, final reimbursement is determined once the audits of the cost reports are completed, at the earliest. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years’ reports.

Managed Care. Pressures to control the cost of healthcare have historically resulted in increases in volumes attributable to managed care payers compared to traditional commercial/indemnity insurers. We generally receive lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of our business strategy, we have taken steps to improve our managed care position. See “Business Strategy” for a more detailed discussion of such strategy.

Commercial Insurance. Our hospitals provide services to some individuals covered by private healthcare insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy.

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or DRG-based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of our hospitals.

Government Regulation and Other Factors

Licensure, Certification and Accreditation. Healthcare facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of our healthcare facilities are properly licensed under appropriate state laws.

All of our hospitals are certified under the Medicare and Medicaid programs and all but two of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. The hospitals that are not accredited by this Joint Commission are accredited by the American Osteopathic Association. These accreditations permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its accreditation by these commissions, or otherwise lose its certification under the Medicare and/or Medicaid program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. Our facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to effect changes in our facilities, equipment, personnel and services.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. We operate in nine states (Alabama, Alaska, Georgia, Mississippi, Ohio, Oregon, South Carolina, Tennessee and West Virginia) that require CON approval to expand certain acute care hospital services. Such laws generally require state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

State Rate Review. The state of Arizona adopted legislation mandating rate or budget review for hospitals. In the aggregate, state rate or budget review and indigent tax provisions have not materially adversely affected our results of operations. We are not able to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, are not able to assess the effect thereof on our results of operations or financial condition.

Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, may assess fines and also have the authority to recommend to the Department of Health and Human Services, or HHS, that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe damages methodology. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The DRA includes a provision encouraging states to adopt their own false claims act provisions by increasing the states’ share of any recoveries related to Medicaid funds. From time to time, companies in the healthcare industry, including us, may be subject to actions under the False Claims Act. For a more complete discussion of litigation brought against us under the False Claims Act, see “Governmental Investigations.”

Federal and State Fraud and Abuse. Participation in the Medicare program is heavily regulated by Federal statute and regulation. If a hospital fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a Federal healthcare program, the “Anti-Kickback Statute”. In addition to felony criminal penalties (fines up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal healthcare programs.

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

As authorized by Congress, the OIG has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently, there are safe harbors for various activities, including, but not limited to, investment interest, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, employees, investments in group practices, and ambulatory surgery centers. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement unlawful under the Anti-Kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities.

We have a variety of financial relationships with physicians who refer patients to our hospitals. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements. We also provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our hospitals. A number of our freestanding surgery centers have physician investors and physicians own interests in several of our hospitals. Some of the arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-Kickback Statute will determine that any of these arrangements do not violate the Anti-Kickback Statute or other Federal or state laws.

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created civil penalties for conduct including improper coding and billing for unnecessary goods and services. HIPAA also broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs.

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

Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the Anti-Kickback Statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

Corporate Practice of Medicine. Some of the states in which we operate have laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of a physician’s license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe such arrangements comply with applicable laws in all material respects, there can be no assurance that governmental officials charged with responsibility for enforcing these laws will not assert that we, or certain transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Healthcare Reform. Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Proposals that have been considered or could be considered in the future include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, incentives for so-called “health savings accounts”, requirements that hospitals publicly report certain quality indicators, payment reforms such that providers’ payments would be linked to quality and performance, proposals to permit hospitals to enter into gainsharing arrangements with physicians, medical malpractice tort reform, and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to healthcare providers such as hospitals. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial condition or results of operations.

Administrative Simplification. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. CMS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically, which required compliance by October 16, 2003. CMS also released final regulations relating to adoption of standards to protect the security and privacy of health-related information. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information and required compliance by April 2003. The regulations under HIPAA establishing standards to protect the security of health-related information required compliance by April 2005. Violations of the regulations could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. We are currently in compliance with the HIPAA regulations.

In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, which vary by state and could impose additional penalties.

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

Revenue Ruling 98-15. During March 1998, the Internal Revenue Service, or IRS, issued guidance regarding the tax consequences of certain joint ventures between for-profit and not-for-profit hospitals. Interpretation of the tax ruling could limit joint venture development with not-for-profit hospitals.

Environmental Matters. We are subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. We do not expect that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Insurance. As is typical in the healthcare industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts which we believe to be sufficient for our operations, although it is possible that some claims may exceed the scope of the coverage in effect. There can be no assurance that such insurance will continue to be available at reasonable prices which will allow us to maintain adequate levels of coverage. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA and excess loss policies maintained by HCA. HCA has agreed to indemnify us in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, we elected to obtain insurance coverage on a claims-incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers, which is subject to certain deductibles which we consider to be reasonable. For the facilities acquired in the Quorum transaction, we obtained tail coverage, subject to certain deductibles, to cover claims incurred prior to July 31, 2001. These facilities were converted to our existing coverage on August 1, 2001.

We have recorded an estimated liability for deductibles related to general and professional liability risks of approximately $160.5 million at December 31, 2006. Any losses incurred in excess of amounts maintained under insurance policies will be funded from working capital. There can be no assurance that our cash flow will be adequate to provide for professional and general liability claims in the future. See “NOTE 2 – ACCOUNTING POLICIES – Self-Insured Liability Risks” in the consolidated financial statements for a more detailed discussion of such arrangements.

Governmental Investigations

False Claims Act Litigation. As a result of our ongoing discussions with the government prior to our merger with Quorum on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. We are vigorously defending this matter and have filed a motion to dismiss, which is pending before the court. While we currently believe that we have no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time we cannot predict the final effect or outcome of the complaint.

On May 18, 2004, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. The case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and we intend to vigorously contest the appeal.

On April 26, 2005, we received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While we intend to vigorously defend this matter, we are not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

Our merger agreement with Quorum will not provide us indemnification in respect of the qui tam complaints and investigations described above. If we incur material liabilities as a result of qui tam litigation or governmental investigations, these matters could have a material adverse effect on our business, financial condition, results of operations or prospects.

At this time we cannot predict the final effect or outcome of the ongoing investigations or qui tam actions. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then we may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

From time to time, we may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. We may not know about such investigations or about qui tam actions filed against us unless and to the extent such are unsealed. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

Available Information and NYSE Certification

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Corporate Internet Website

Our corporate website address is http://www.triadhospitals.com. Annual reports, quarterly reports, current reports and any amendments to those reports filed with the SEC are available free of charge through the website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on such website does not constitute part of this Annual Report on Form 10-K.

Stock Transfer Agency

National City Bank, Dept. 3116

Corporate Trust Administration

629 Euclid Avenue, Suite 635

Cleveland, OH 44114

Questions and inquiries via telephone or email:

(800) 622-6757

shareholder.inquiries@nationalcity.com

Stock Listing

Our common stock is listed on the New York Stock Exchange under the symbol “TRI.”

CEO & CFO Certifications

We have submitted to the New York Stock Exchange the certification of our Chief Executive Officer required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

We have filed with the SEC the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-K. The certifications are attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

Item 1A.	Risk Factors

You should carefully consider the risks described in this Form 10-K before making an investment decision. These risks are not the only ones we are facing. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition, results of operations or cash flows.

While the proposed Merger is pending, we may experience business uncertainties and are subject to restrictions on the conduct of our business.

Uncertainty about the effect of the proposed Merger on employees, physicians, partners and patients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed Merger is consummated, and could cause third parties to seek to change existing business relationships with us. In addition, the Merger Agreement restricts us from taking specified actions without Parent’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, and entering into certain material contracts. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the proposed Merger. Our management may also be required to devote substantial time to Merger-related activities, which could otherwise be devoted to pursuing other beneficial opportunities.

Failure to complete the proposed Merger could negatively impact our stock price and financial results.

Consummation of the proposed Merger is subject to various conditions including, among others, approval by our stockholders. If the Merger is not completed, we will be subject to several risks, including the following:

•	under certain circumstances, if the Merger is not completed, we may be required to pay Parent a termination fee of $120 million and/or reimburse Parent for up to $15 million in out-of-pocket expenses. In the alternative, in certain limited circumstances, we may be required to pay Parent a termination fee of $20 million and reimburse Parent for up to $20 million in out-of-pocket expenses;

•	the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock; and

•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.

Our substantial leverage could have a significant effect on our operations.

Our capital structure includes a significant amount of debt. As of December 31, 2006, our consolidated long-term debt equaled approximately $1.7 billion. As of December 31, 2006, we also were able to draw upon a revolving line of credit in an aggregate principal amount of up to $600.0 million, and there were no amounts outstanding. We had $16.1 million of letters of credit issued as of December 31, 2006 that reduced amounts available under the line of credit. We also have the ability to incur significant amounts of additional debt, subject to the conditions imposed by the terms of our credit facility and the indentures governing our outstanding debt securities.

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

A significant portion of our revenues is derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. We derived approximately 34.7% and 36.2% of our revenues from the Medicare and Medicaid programs for the years ended December 31, 2006 and 2005, respectively.

In recent years, legislative changes have resulted in limitations on, and, in some cases, reduced levels of payment and reimbursement for, a substantial portion of hospital procedures and costs. Other legislative changes have altered the method of amounts and payment for various services under the Medicare and Medicaid programs. See “Item 1. Business – Reimbursement” for a more detailed discussion of the payment changes in the Medicare program. In addition, the fiscal year 2007 Federal budget contemplated, among other things, an approximate $36 billion reduction in Medicaid spending over five years. The DRA resulted in an $11 billion reduction in Medicare and Medicaid spending over five years. In addition, the proposed fiscal year 2008 Federal budget contemplates, among other things, an approximate $76 billion reduction in Medicare spending over five years. Moreover, as a result of budgetary constraints, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

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

We have experienced significant deterioration in the collectibility of uninsured accounts receivable and we may continue to experience such deterioration in the future. We have also experienced an increase in uninsured revenue and we may continue to experience further increases in the future.

We record our accounts receivable at the estimated net realizable amount, and maintain allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. We have experienced significant growth in our uninsured receivables and uninsured revenue over the last several years and particularly in the last six months of 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Doubtful Accounts” for a more detailed discussion. Uninsured receivables are comprised of fully uninsured receivables, for which each patient is responsible for the entire bill, and receivables for deductibles and co-insurance, which are amounts due from insured patients after insurance pays. We believe that the growth in uninsured receivables for deductibles and co-insurance resulted from changes in employer health plans that have increased the amount of out-of-pocket expenditures required to be paid by employees. We believe that the growth in fully uninsured receivables and uninsured revenue resulted from weak economic conditions and rising healthcare costs. We have also experienced significant deterioration in collection rates for uninsured receivables, which we believe resulted from these same factors. We may have greater amounts of uninsured receivables and uninsured revenue in the future and if the collectibility of those uninsured receivables continues to deteriorate, significant additional increases in our allowance for doubtful accounts may be required, which would materially adversely impact our operating results and financial condition.

Our self-pay discount program could reduce our profitability.

We implemented a self-pay discount program in the fourth quarter of 2004 offering discounts to uninsured patients based on personal financial criteria and means testing. In the second quarter of 2005, we implemented an additional component to this program offering a discount to all uninsured patients, regardless of personal financial criteria, based on the lowest managed care discount at each hospital. These programs reduced revenues by approximately $147.6 million in 2005 and $190.3 million in 2006, which we believe resulted in a similar reduction to the provision for doubtful accounts in both periods. We believe that these programs did not have a significant impact on our earnings per share or cash flow. We believe that the amount of self-pay discounts will be approximately $180 million to $200 million per year in the future. If our provision for doubtful accounts does not decrease in an amount similar to the reduction in our revenue from the self-pay discount program, our profitability and cash flow could decline.

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

For the year ended December 31, 2006, our

•	Texas facilities generated approximately 15.2% of revenues and 0.0% of income from continuing operations before income tax provision;

•	Indiana facilities generated approximately 15.2% of revenues and 54.5% of income from continuing operations before income tax provision;

•	Alabama facilities generated approximately 14.2% of revenues and 4.9% of income from continuing operations before income tax provision; and

•	Arkansas facilities generated approximately 7.9% of revenues and (7.9%) of income from continuing operations before income tax provision.

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

In addition to the physicians and management personnel with whom we work, our operations are dependent on the efforts, ability and experience of our other healthcare professionals, such as nurses, pharmacists and lab technicians, who are generally our employees. Our future success will be influenced by our ability to attract and retain these skilled employees. A shortage of healthcare professionals in certain markets, the loss of some or all of our key employees, or the inability to attract and retain sufficient numbers of qualified healthcare professionals could cause our operating performance to decline.

Our business and results of operations could suffer if access to our existing information systems is interrupted or if our planned conversion to new information systems is not successfully implemented.

Our business depends significantly on effective information systems to process clinical and financial information. Under a contract expiring in May 2008, with a run out period through October 2009, HCA provides financial, clinical, patient accounting and network information services to us. If our access to these systems is interrupted, our operations could suffer. Moreover, we may be unable to integrate new information systems into our existing systems on a timely and cost-effective basis when required by changing industry and regulatory standards and evolving technologies.

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

One element of our business strategy is expansion through the acquisition of acute care hospitals or the formation of joint ventures in selected markets. The competition to acquire hospitals and form joint ventures in the markets that we target is significant, and we may not be able to consummate suitable transactions on terms favorable to us if other healthcare companies, including those with greater financial resources than ours, are competing for the same target businesses. In order to consummate future acquisitions or joint ventures, we may be required to incur or assume additional indebtedness. We may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or we may be required to borrow at higher interest rates and on less favorable terms. Additionally, we may not be able to effectively integrate the facilities that we acquire with our ongoing operations.

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

We may be subject to liabilities because of litigation and investigations that could have a material adverse effect on our operating results.

We are defendants in various lawsuits and the subject of governmental investigations. As a company in the healthcare industry, we are subject to the increased use of the qui tam, or whistleblower, provisions of the Federal False Claims Act. These provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government, such as when an entity knowingly submits a false claim for reimbursement to the Federal government. An entity found liable under the False Claims Act may be required to pay up to three times the actual damages sustained by the government, plus certain civil penalties. A number of states have adopted their own false claims provisions and whistleblower provisions. If we incur material liabilities as a result of litigation, including qui tam actions, or governmental investigation, these matters could have a material adverse effect on our business, financial condition, results of operations or prospects. See NOTE 16 -CONTINGENCIES to the consolidated financial statements for a discussion of litigation and governmental investigations relating to our business.

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

We may be subject to liabilities because of claims arising from our hospital management activities that could have a material adverse effect on our operating results.

We may be subject to liabilities from the activities or omissions of the employees of hospitals we manage or our employees in connection with the management of such hospitals. Recently, we and other hospital management companies have been subject to complaints alleging that these companies violated laws on behalf of hospitals they managed. In some cases, plaintiffs brought actions against the management company instead of, or in addition to, their individually managed hospital clients for these violations. Our hospital management contracts generally require the hospitals we manage to indemnify us against certain claims and maintain specified amounts of insurance. However, our managed hospitals or other third parties may not indemnify us against losses we incur arising out of the activities or omissions of the employees of the hospitals we manage. If we are held liable for amounts exceeding the limits of insurance coverage or for claims outside the scope of that coverage or any indemnity, or if any indemnity agreement is determined to be unenforceable, then any such liability could materially adversely affect our business, results of operations and financial condition.

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

In addition, we self-insure portions of our workers’ compensation, health insurance, and general and professional liability insurance coverage and maintain excess loss policies. The liabilities estimated for these self-insured portions are based on actuarially determined estimates which are based on a number of factors including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Moreover, any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in a decrease in operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the hospitals owned and operated by Triad in the United States as of December 31, 2006.

Facility Name	City	State	Licensed Beds
Trinity Medical Center (1)	Birmingham	AL	560
Flowers Hospital	Dothan	AL	235
Medical Center Enterprise	Enterprise	AL	131
Gadsden Regional Medical Center	Gadsden	AL	346
Crestwood Medical Center (2)	Huntsville	AL	120
Jacksonville Medical Center	Jacksonville	AL	89
Mat-Su Regional Medical Center (3)	Palmer	AK	74
Northwest Medical Center – Bentonville	Bentonville	AR	128
Medical Center of South Arkansas (4)	El Dorado	AR	166
National Park Medical Center (5)	Hot Springs	AR	166
Willow Creek Women’s Hospital (6)	Johnson	AR	30
NEA Medical Center (7)	Jonesboro	AR	104
St. Mary’s Regional Medical Center	Russellville	AR	170
Northwest Medical Center – Springdale (8)	Springdale	AR	222
Northwest Medical Center	Tucson	AZ	300
Northwest Medical Center Oro Valley	Tucson	AZ	96
St. Joseph Hospital (9)	Augusta	GA	231
Bluffton Regional Medical Center	Bluffton	IN	79
Dupont Hospital (10)	Fort Wayne	IN	122
Lutheran Hospital	Fort Wayne	IN	471
St. Joseph’s Hospital	Fort Wayne	IN	191
Dukes Memorial Hospital	Peru	IN	38
Kosciusko Community Hospital (11)	Warsaw	IN	72
Women & Children’s Hospital	Lake Charles	LA	84
Wesley Medical Center	Hattiesburg	MS	211
River Region Health System	Vicksburg	MS	372
Carlsbad Medical Center	Carlsbad	NM	127
Lea Regional Medical Center	Hobbs	NM	250
MountainView Regional Medical Center	Las Cruces	NM	168
Mesa View Regional Hospital	Mesquite	NV	25
Barberton Citizens Hospital (12)	Barberton	OH	311
Affinity Medical Center – Doctors Campus (13)	Massillon	OH	166
Affinity Medical Center – Massillon Campus (13)	Massillon	OH	268
Claremore Regional Hospital	Claremore	OK	89
Deaconess Hospital (14)	Oklahoma City	OK	322
SouthCrest Hospital	Tulsa	OK	180
Woodward Regional Hospital (15)	Woodward	OK	87
Willamette Valley Medical Center	McMinnville	OR	80
McKenzie-Willamette Medical Center (16)	Springfield	OR	114
Carolinas Hospital System – Florence	Florence	SC	420
Mary Black Memorial Hospital (17)	Spartanburg	SC	209
Gateway Medical Center (18)	Clarksville	TN	206
Abilene Regional Medical Center	Abilene	TX	187
Brownwood Regional Medical Center (19)	Brownwood	TX	196
College Station Medical Center	College Station	TX	150
Navarro Regional Hospital	Corsicana	TX	162
Presbyterian Hospital of Denton (20)	Denton	TX	255
Longview Regional Medical Center	Longview	TX	131
Woodland Heights Medical Center	Lufkin	TX	146
San Angelo Community Medical Center	San Angelo	TX	171
DeTar Healthcare System	Victoria	TX	308
Greenbrier Valley Medical Center	Ronceverte	WV	122

(1)	A wholly-owned subsidiary of Triad owns a 65% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.

(2)	A wholly-owned subsidiary of Triad holds an 80.4% interest in, and is the manager of, the entity owning this facility.
(3)	A wholly-owned subsidiary of Triad holds a 75.0% interest in, and is the manager of, the entity owning this facility.
(4)	A wholly-owned subsidiary of Triad holds a 50.0% interest in a non-consolidated entity which owns and operates this facility. We are the manager of this facility.
(5)	A wholly-owned subsidiary of Triad holds a 94.9% interest in, and is the manager of, the entity owning this facility.
(6)	A wholly-owned subsidiary of Triad held a 60.0% interest in, and is the manager of, the entity owning this facility. Subsequent to December 31, 2006, this entity was merged into an entity in which a wholly-owned subsidiary of Triad owns a 99.6% interest.
(7)	A wholly-owned subsidiary of Triad holds a 60.0% interest in, and is the manager of, the entity owning this facility.
(8)	Subsequent to December 31, 2006, this facility was contributed to an entity in which a wholly-owned subsidiary of Triad owns a 99.6% interest.
(9)	A wholly-owned subsidiary of Triad holds a 65.2% interest in, and is the manager of, the entity owning this facility.
(10)	A wholly-owned subsidiary of Triad holds a 72.3% interest in, and is the manager of, the entity owning this facility.
(11)	A wholly-owned subsidiary of Triad holds a 99.5% interest in, and is the manager of, the entity owning this facility.
(12)	A wholly-owned subsidiary of Triad holds a 93.5% interest in, and is the manager of, the entity owning this facility.
(13)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility.
(14)	A wholly-owned subsidiary of Triad held an 80% interest in, and is the manager of, the entity owning this facility. Subsequent to December 31, 2006, the wholly-owned subsidiary acquired the remaining 20% interest of the entity owning this facility.
(15)	This facility is held pursuant to an operating lease with an initial term of 20 years and a renewal term of 20 years.
(16)	A subsidiary in which Triad holds a 77.9% interest holds a 90.5% interest in, and is the manager of, the entity owning this facility. The entity plans to build a replacement hospital for this facility.
(17)	A wholly-owned subsidiary of Triad holds a 92.3% interest in, and is the manager of, the entity owning this facility.
(18)	A wholly-owned subsidiary of Triad holds an 80% interest in, and is the manager of, the entity owning this facility. This entity is currently constructing a replacement facility.
(19)	Triad currently leases this hospital pursuant to a long-term lease which provides the exclusive right to use and control the hospital operations.
(20)	A wholly-owned subsidiary of Triad owns an 80% interest in, and is the manager of, the entity owning this facility.

We operate one general acute care hospital with 122 beds in Dublin, Ireland, which is held pursuant to an operating lease with an initial term of 9 years and eleven months.

In addition to the hospitals listed in the table above, as of December 31, 2006, we operated 13 ambulatory surgery centers in the United States. Medical office buildings also are operated in conjunction with some of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

The following table lists the hospitals owned by joint venture entities in which we are the minority owner and our percentage ownership interest as of December 31, 2006. Information on licensed beds was provided by the majority owner and manager of each joint venture. HCA is the majority owner of Macon Healthcare LLC. Universal Health Systems is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26%)	Las Vegas	NV	281
Valley Health System LLC	Desert Springs Hospital (28%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (28%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (28%)	Las Vegas	NV	210

Our corporate headquarters are located at 5800 Tennyson Parkway, Plano, TX 75024 in an office building consisting of approximately 150,000 square feet of space leased pursuant to an agreement that expires in June 2013. The telephone number for our corporate headquarters is (214) 473-7000.

QHR leases regional offices located throughout the United States.

Our hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

Item 3.	Legal Proceedings

Between February 5, 2007 and February 8, 2007, four putative class action petitions were filed on behalf of alleged public stockholders of the Company in the District Court of Collin County, Texas, naming, among others, the Company and members of the Company’s Board of Directors. The petitions allege, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value. Among other things, the petitions seek to enjoin the Company and the directors from consummating the Merger. The Company believes that the claims asserted in these actions are without merit and intends to defend these suits vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “TRI”. The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our common stock for the years ended December 31, 2005 and 2006.

2005	High	Low
First Quarter	$50.10	$36.01
Second Quarter	56.05	47.32
Third Quarter	55.06	44.25
Fourth Quarter	44.75	39.23

2006
First Quarter	$43.92	$39.43
Second Quarter	42.64	38.23
Third Quarter	44.72	38.48
Fourth Quarter	44.41	36.93

At the close of business on February 15, 2007 there were approximately 6,920 holders of record of our common stock.

We have not paid any dividends on our shares of common stock and are restricted from paying dividends by certain indebtedness covenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Information regarding our equity compensation plans is set forth in Item 12 in Part III of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes to the consolidated financial statements, which are included in this Annual Report on Form 10-K for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$5,537.9	$4,747.3	$4,218.0	$3,550.6	$3,145.3
Income from continuing operations	207.9	229.4	132.0	97.0	128.5
Net income (a)	222.3	226.0	191.0	95.2	141.5
Basic earnings per share:
Income from continuing operations	$2.41	$2.80	$1.76	$1.32	$1.79
Net income	$2.58	$2.76	$2.54	$1.29	$1.97
Shares used in computing basic earnings per share (in millions)	86.3	82.0	75.2	73.5	71.7
Diluted earnings per share:
Income from continuing operations	$2.38	$2.74	$1.72	$1.29	$1.72
Net income	$2.55	$2.70	$2.49	$1.26	$1.89
Shares used in computing diluted earnings per share (in millions)	87.2	83.6	76.6	75.4	75.0

Financial Position:
Assets	$6,233.8	$5,736.9	$4,981.4	$4,735.4	$4,381.6
Long-term debt, including amounts due within one year	1,705.4	1,703.5	1,667.0	1,758.0	1,689.1
Working capital	892.9	958.6	593.6	593.3	618.6
Capital expenditures	461.8	393.7	436.0	281.1	296.6

Operating Data:
Number of hospitals at end of period (b)	53	49	46	44	38
Number of licensed beds at end of period (c)	9,614	8,674	7,475	7,390	6,856
Weighted average licensed beds (d)	9,276	8,111	7,420	6,972	6,713
Number of available beds at end of period (e)	8,314	7,773	6,766	6,683	6,232
Admissions (f)	349,491	316,963	296,542	265,820	252,903
Adjusted admissions (g)	596,061	538,635	506,334	449,376	424,877
Average length of stay (days) (h)	4.7	4.7	4.7	4.9	4.9
Average daily census (i)	4,503	4,066	3,771	3,557	3,377
Occupancy rate (j)	54%	52%	56%	53%	49%

(a)	Includes charges related to impairment of long-lived assets of discontinued operations of $7.5 million ($4.7 million after tax benefit) and $18.5 million ($12.4 million after tax benefit) for the years ended December 31, 2005 and 2003, respectively.
(b)	Number of hospitals excludes facilities designated as discontinued operations and facilities under construction. This table does not include any operating statistics for facilities designated as discontinued operations and non-consolidating joint ventures.
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d)	Weighted average licensed beds represent the average number of licensed beds, weighted based on periods owned.
(e)	Available beds are those beds a facility actually has in use.
(f)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and are used by management and certain investors as a general measure of inpatient volume.
(g)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(h)	Average length of stay represents the average number of days admitted patients stay in our hospitals.
(i)	Average daily census represents the average number of patients in our hospital beds each day.
(j)	Occupancy rate represents the percentage of hospital available beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest publicly owned hospital companies in the United States and provide healthcare services through hospitals and ambulatory surgery centers that we own and operate in small cities and selected urban markets primarily in the southern, midwestern and western United States. Our domestic hospital facilities include 53 general acute care hospitals and 13 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. We have one general acute care hospital located in Dublin, Ireland. Included among our domestic hospital facilities are one hospital under construction and one hospital operating through a 50/50 joint venture that is not consolidated for financial reporting purposes. We are also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through our wholly-owned subsidiary, QHR, we also provide management and consulting services to independent general acute care hospitals located throughout the United States.

Our general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. Outpatient services also are provided by ambulatory surgery centers that we operate. In addition, some of our general acute care hospitals have a limited number of licensed psychiatric beds and provide psychiatric skilled nursing services.

On February 4, 2007, we entered into the Merger Agreement with Parent and Merger Sub. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent is owned by private investment funds affiliated with CCMP Capital Advisors, LLC and Goldman Sachs & Co. At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us, Parent, any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law or any stockholders who enter into agreements with Parent to have their shares convert into equity of the surviving corporation, will be cancelled and converted into the right to receive $50.25 in cash, without interest.

Consummation of the Merger is subject to various conditions, including approval of the Merger by our stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of other required regulatory approvals and other customary closing conditions. The parties currently expect to close the transaction during the second quarter of 2007. Where this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger. The Merger Agreement restricts us from taking specified actions without Parent’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, and entering into certain material contracts. In addition, under certain circumstances, if the Merger is not completed, we may be required to pay Parent a termination fee of $120 million and/or reimburse Parent for up to $15 million in out-of-pocket expenses. In the alternative, in certain limited circumstances, we may be required to pay Parent a termination fee of $20 million and reimburse Parent for up to $20 million in out-of-pocket expenses. See “Business - Proposed Merger” and “Risk Factors - While the proposed Merger is pending, we may experience business uncertainties and are subject to restrictions on the conduct of our business” and “- Failure to complete the proposed Merger could negatively impact our stock price and financial results” for more information relating to the Proposed Merger.

In the third and fourth quarters of 2006, we revised our estimate of uncollectible accounts which increased the allowance for doubtful accounts to approximately 72.2% of discounted billed uninsured receivables from approximately 62.1%. This change in estimate resulted in a reduction to income from continuing operations of approximately $28.0 million, or $0.32 per diluted share. See “Results of Operations-Other Trends-Provision for doubtful accounts” for a more detailed discussion.

We acquired one new hospital in the fourth quarter of 2006 and acquired two new hospitals by entering into joint ventures with non-profit partners in the first quarter of 2006. We acquired two new hospitals by entering into joint ventures with non-profit partners in the second and fourth quarters of 2005. These acquisitions affect the comparability of the results of operations for 2006 and 2005.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R. See Note 12 – SHARE-BASED COMPENSATION PLANS in the consolidated financial statements for a more detailed description of SFAS 123R. As a result of the adoption of SFAS 123R, we recorded $27.7 million of share-based compensation expense during 2006, which resulted in a reduction to diluted earnings per share of $0.21 during 2006. During 2006, we changed our share-based payment awards for employees from awards of stock options to awards of restricted stock. Upon closing of the merger agreement discussed above, except as may otherwise be agreed by holders of such awards and Parent, the vesting of all unvested share-based compensation would accelerate and all unrecognized share-based compensation would be recognized. At December 31, 2006, approximately $43.6 million of share-based compensation was unrecognized.

In the third quarter of 2005, our hospitals and ambulatory surgery centers in Hattiesburg, Mississippi, Lake Charles, Louisiana, Victoria, Texas and Wharton, Texas were directly and indirectly impacted by Hurricanes Katrina and Rita. We received final reimbursement for the Hurricane Katrina claim totaling $1.3 million in 2006. At December 31, 2006, we had an estimated receivable for insurance reimbursement on the Hurricane Rita claim of approximately $1.6 million, which was received in January 2007.

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and our future financial condition and results. These factors include, but are not limited to,

•	whether the proposed Merger or any alternative transaction is consummated,

•	the highly competitive nature of the healthcare business,

•	the efforts of insurers and other payers, healthcare providers and others to contain healthcare costs,

•	possible changes in Medicare, Medicaid and other government programs that may limit reimbursements to healthcare providers,

•	changes in Federal, state or local regulations affecting the healthcare industry,

•	the possible enactment of Federal or state healthcare reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers,

•	adverse changes in the collectibility of accounts receivable,

•	the successful implementation of our new information technology system,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of our common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geo-political events,

•	future acquisitions, joint venture developments or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of our business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	potential adverse impact of known and unknown government investigations,

•	timeliness of reimbursement payments received under government programs, and

•	other risk factors described in this report.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those we express in any forward-looking statement made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to third-party payer discounts, allowance for doubtful accounts, property and equipment, intangible assets, goodwill, income taxes, self-insured liability risks and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our healthcare facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided. We have multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systematically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the expected reimbursement amounts, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances for non-government payers have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation, and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Our facilities have cost reporting year ends throughout our fiscal year. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. We had $4.0 million, $10.9 million and $2.9 million of net favorable governmental cost report settlements in the years ended December 31, 2006, 2005 and 2004, respectively.

Beginning in the fourth quarter of 2004, we implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. This self-pay discount program reduced revenue by approximately $92.7 million, $85.7 million and $9.7 million in 2006, 2005 and 2004, respectively, which we believe resulted in a similar reduction to the provision for doubtful accounts. We anticipate that the amount of this self-pay discount component in 2006 will be relatively consistent in the future.

We implemented an additional component to our self-pay discount program during the second quarter of 2005. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount reduced revenues by approximately $97.6 million and $61.9 million in 2006 and 2005, respectively, which we believe resulted in a similar reduction to the provision for doubtful accounts. We anticipate that the amount of this self-pay discount component in 2006 will be relatively consistent in the future.

Various state regulations require us to provide certain levels of charity care, which is not recorded as revenue. Our charity care policies related to these requirements vary by facility. The discounts related to these charity care requirements are not included in our self-pay discount programs.

Allowance for Doubtful Accounts

The largest component of our allowance for doubtful accounts on patient accounts receivable relates to uninsured accounts. These include both amounts due from fully uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. To improve upfront collections, we endeavor to collect the uninsured portion of amounts due at the time of or prior to the scheduled admission or procedure. To facilitate the upfront collection process, we have instituted an incentive program for our employees which is based on the amount of upfront cash collections on uninsured accounts. Our policy is to write off accounts after all collection efforts have failed, typically no longer than one year after date of discharge.

In the fourth quarter of 2006, we instituted a program in response to the growing number of uninsured and underinsured patients, called the FAIR Program, with the goal to change patient payment behavior. The key elements of the FAIR Program are:

•	setting expectations for payment early in the process through individualized price transparency, regardless of whether or not a patient has insurance coverage,

•	reinforcing payment expectations through informational brochures, phone conversations and personal interaction prior to and following providing medical services,

•	ensuring market driven discounts for all patients without insurance through our self-pay discounts,

•	providing additional discounts through individualized means testing and prompt pay discounts, and

•	extension of private loan options for patients who cannot pay total amounts due at or before the time of service.

We have developed a software program that allows hospital admissions and registration staff to estimate what a patient’s payment due will be prior to receiving service. The program provides an estimate for insured patients as well as those who are uninsured. The tool also alerts the staff to a minimum payment required to provide non-emergency services. This program and supporting processes will be fully implemented in all of our facilities in February 2007. Our hospitals take the opportunity to discuss amounts due from the time of scheduling through discharge. Each of our hospitals has printed informational brochures outlining what patients will be expected to pay in both emergency and non-emergency situations. Our hospitals also utilize letters and face-to-face scripts to regularly encourage patients to pay amounts due at or before the time of service.

We maintain allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. We estimate our allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. We have multiple patient accounting systems, which could increase the time needed to analyze historical uninsured collection rates. We augment our estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. We recorded an allowance for doubtful accounts of approximately 72.2% of discounted billed uninsured receivables at December 31, 2006. A one percentage point change in estimate of the allowance as a percentage of discounted billed uninsured receivables would change pre-tax income by approximately $5.5 million, or $0.04 per diluted share. If payers’ ability to pay deteriorates, additional allowances may be required.

Prior to the fourth quarter of 2005, we estimated our allowance for doubtful accounts using historical net write-offs of uncollectible accounts. We analyzed the ultimate collectibility of our accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of our self-pay discounts was incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. The AR lookback was augmented by the analytical methods discussed above. Our self-pay discount programs, which reduced the amount of receivables recorded, distorted the results of the AR lookback, leading management to rely on the procedures discussed above. Although the AR lookback is not currently used as the primary estimation tool, we continue to use it as a part of the estimation process. We will continue to perform the AR lookback process quarterly, but management anticipates it will be another 6 to 12 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs. Once this happens, we anticipate using the AR lookback as the primary estimation tool for the allowance for doubtful accounts.

Property, Equipment and Amortizable Intangible Assets

We evaluate the carrying value of long-lived assets, long-lived assets to be disposed of, and amortizable intangible assets and recognize impairment losses when the fair value is less than the carrying value. When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and amortizable intangible assets to be held and used might be impaired, we prepare projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. The fair value of assets held for sale is determined using estimated selling values. If the estimated selling value is less than the recorded amount, an impairment charge would be required. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required.

Goodwill

We review goodwill for impairment annually during the fourth quarter or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined as one level below an operating segment. We have determined that our reporting units for our owned operations segment are at the division level. We estimated fair values of the reporting units using discounted projected future cash flows with a discount rate of 8.5% for hospital operations. Impairment is recognized if the fair value of the reporting unit is less than the carrying value of the reporting unit. The calculations of fair value are subject to a variety of assumptions, including projected cash flows and discount rates. The calculated fair values were well in excess of the carrying values of each division and an increase in the discount rate of one percentage point would not result in any impairments. If projected future cash flows become less favorable than those projected by management, impairments may be required.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that the realization of our deferred tax asset in the future is different than the net recorded amount, an adjustment to income would be necessary.

Despite our belief that our tax return positions are accurate and supportable, we recognize that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, we establish tax reserves, based on management’s judgment, and adjust the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Generally, the establishment of tax reserves increases the income tax provision in the reporting period in which such tax reserves are established. Any unfavorable adjustments to the tax reserves increase the income tax provision in that reporting period and any favorable adjustments to the tax reserves decrease the income tax provision in that reporting period. We established a tax reserve through goodwill from the purchase accounting entries for the Quorum acquisition. Any adjustment to this tax reserve would increase or decrease the value of the acquired goodwill instead of the income tax provision.

Self-Insured Liability Risks

We self-insure portions of our workers’ compensation, health insurance and general and professional liability insurance coverage and maintain excess loss policies. The liabilities estimated for these self-insured portions are based on actuarially determined estimates prepared on a semi-annual basis, except for health insurance which is prepared quarterly. There are many factors that are used in determining the estimates, including amount and timing of historical payments, severity of individual cases, anticipated volume of services provided and discount rates for future cash flows. The amounts of any ultimate actual payments for workers’ compensation and general and professional liability risks may not become known for several years after incurrence. Any factors changing the underlying data used in determining these estimates would result in revisions to the liabilities which could result in an adjustment to income.

Contingencies

We are subject to claims and suits arising from governmental investigations and other matters in the ordinary course of business. In certain of these actions the claimants may seek punitive damages against us, which are usually not covered by insurance. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of recorded liability, if any, for these contingencies is made after careful analysis of each individual issue. The recorded liability may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters, which could result in an adjustment to income. Any such adjustment could have a material adverse effect on our results of operations, financial position or cash flows.

Results of Operations

Revenue/Volume Trends

We have entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Our facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Our reimbursement from government programs increased approximately 2% to 3% beginning in the fourth quarter of 2006. We anticipate same facility revenue rate growth of 5% to 6% in 2007. There can be no assurances that we will continue to receive these levels of revenue rate increases in the future. We implemented a self-pay discount program in the fourth quarter of 2004 that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. We implemented an additional component to the self-pay discount program in the second quarter of 2005 which offers discounts to all uninsured patients based on the lowest managed care discount in each hospital location. Our revenue rate growth was negatively affected by the self-pay discount programs.

Patient volumes, on a same facility basis, increased in 2006 compared to 2005 with most of the increase occurring in the third and fourth quarters of 2006 compared to the same periods of 2005. We had a large volume increase in higher acuity procedures, such as surgeries, but experienced a decrease in volumes from lower acuity respiratory admissions. The lower acuity procedures did, however, increase in the third and fourth quarters of 2006 compared to the third and fourth quarters of 2005. The increase in higher acuity procedures was a result of our capital expenditures to expand the types of service offered at our facilities. Patient volumes in 2006 have been negatively impacted by the closure of rehabilitation units at two facilities. Our volume growth has also been negatively impacted by an increase in the levels of high cost sharing insurance plans. For fiscal year 2007, we anticipate that volumes, on a same facility basis, will increase approximately 1% to 2%. If our volumes decrease, then our results of operations and cash flows could be adversely affected.

Our revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees by negotiating discounted amounts that they will pay healthcare providers rather than by paying standard prices. We have seen a shift from Medicare revenue to managed care revenue due, in part, to higher patient utilization of Medicare managed care plans.

The percentages of patient revenues by provider are as follows:

	For the years ended December 31,
	2006	2005	2004
Medicare	29.5%	31.2%	30.6%
Medicaid	5.2	5.0	5.0
Managed care plans	46.3	44.6	43.9
Uninsured	9.7	9.3	9.6
Other sources	9.3	9.9	10.9

	100.0%	100.0%	100.0%

The percentage of revenues from uninsured patients was affected by the self-pay discounts. Excluding the impact of the self-pay discounts, the increase in revenues from uninsured patients would have been even greater in 2006 compared to 2005 and 2004. Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, operating results and cash flows.

On December 20, 2006, the Tax Relief and Health Care Act was signed into law, which includes a number of provisions related to Medicare and Medicaid spending. The Medicare provisions include a zero percent update for Federal fiscal year 2007 physician payments, which negated a previously expected 5% reduction, initiation of a short-term and long-term physician quality reporting program, implementation no sooner than 2009 of a voluntary quality reporting program for outpatient departments and ambulatory surgery centers, and the extension of certain MMA provisions including certain hospital wage index reclassifications. The Medicaid provisions included a reduction in the Federal limit on the allowable Medicaid provider tax rate to 5.5% from 6.0%. We do not anticipate any material impact from the provisions of this act.

On April 12, 2006, CMS issued a notice of proposed rulemaking for Federal fiscal year 2007. The proposed rule affects Medicare’s hospital inpatient PPS rates and policies for both inpatient acute as well as inpatient PPS exempt providers. Most of the proposed changes became effective October 1, 2006. The final rule includes updates to the base operating and capital reimbursement rates, DRG classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. In addition, the rule calls for the recalibration of the DRG weights using a cost weighting methodology, which is a departure from prior years’ recalibration methodology that was based primarily on hospital charges. This change will be phased in over three years beginning in Federal fiscal year 2007. Also, the rule outlines a plan to further modify the inpatient PPS by incorporating severity of illness adjustors into the system. The severity adjustment component will begin in Federal fiscal year 2007 with 20 specific DRG changes and continue in 2008 after further analysis is completed. The cost-based weight recalibration methodology and the severity adjustment are expected to result in a redistribution of payments among hospitals across the country. Currently, we do not believe that these proposed changes will have a material adverse impact on our results of operations or cash flows.

The DRA was signed into law February 8, 2006 and includes provisions that will reduce Medicare and Medicaid spending by $6 billion and $5 billion, respectively, over five years. The Medicare provisions include a one-year extension of the phase-in period related to the IRF 75% Rule, an increase in the reduction in the market basket index for hospitals that do not report required quality information in Federal fiscal year 2007 to 2% from 0.4%, an extension of the APC hold-harmless payments for small rural hospitals, a freeze in physician payments for Federal fiscal year 2006 at current levels and a freeze in payments to home health agencies. The Medicaid provisions include expansion of recipient cost share amounts, extension of the look-back period for asset transfers applicable to long-term care coverage, redistribution of State Children’s Health Insurance Program allotment surpluses and authorization for several demonstration projects to encourage community-based services and provide alternative benefits through health opportunity accounts. We do not expect any material impact from the provisions of DRA.

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

On February 5, 2007, the President released the proposed Federal fiscal year 2008 budget, which calls for cuts in Medicare spending of $76 billion and Medicaid spending of $26 billion over five years. Some of the provisions related to Medicare spending include a reduction in the annual payment update factor for inpatient and outpatient services of 0.65%, a zero percent update in 2008 for skilled nursing and inpatient rehabilitation facilities and a 0.65% reduction in the update thereafter, a zero percent update for home health services through 2012, elimination of bad debt reimbursement for unpaid beneficiary cost-sharing, a reduction of 0.4% for all Medicare payments when general fund contributions exceed 45%, elimination of certain medical education payments for Medicare Advantage Beneficiaries and setting base payments for five post-acute conditions treated in skilled nursing and inpatient rehabilitation facilities. Key provisions related to Medicaid include creating consistency in the levels of reimbursement of administrative costs at 50%, recoupment of certain administrative costs included in block grants, reimbursement of targeted case management services at 50%, elimination of Medicaid graduate medical education payments and revised payments for government providers. If these provisions are enacted, it could have a material negative impact on our results of operations, financial position and cash flow.

Our revenues have been affected by the trend toward performing certain services more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the healthcare industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues as a percentage of patient revenues were 46%, 45% and 47% for the years ended December 31, 2006, 2005 and 2004, respectively.

Pressures on Medicare and Medicaid reimbursement, increasing percentages of patient volume related to patients participating in managed care plans, the growing percentage of uninsured patients and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges are magnified by our inability to control these trends and the associated risks. To maintain and improve our operating margins in future periods, we must increase patient volumes and improve managed care contracts while controlling the costs of providing services. If we are not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the rate of increase in reimbursements and payments declines, results of operations and cash flows could deteriorate.

Management believes that the proper response to these challenges includes the delivery of a broad range of quality healthcare services to physicians and patients with operating decisions being primarily made by the local management teams and local physicians with the strategic support of corporate management.

We acquired one new hospital in the fourth quarter of 2006 and acquired two new hospitals by entering into joint ventures with non-profit partners in the first quarter of 2006. We acquired two new hospitals by entering into joint ventures with non-profit partners in the second quarter and fourth quarter of 2005. These facilities increased revenues by $369.7 million in the year ended December 31, 2006 compared to the year ended December 31, 2005.

Other Trends

Provision for doubtful accounts

We estimate our allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. We have multiple patient accounting systems, which could increase the time needed to analyze uninsured collection rates. We augment our estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. In 2006, after determining that uninsured collection rates had decreased substantially and reviewing results of these analytical methods, management revised its estimate of uncollectible accounts which increased the allowance to approximately 72.2% of discounted billed uninsured receivables from 62.1% in 2005. This resulted in an increase to the provision for doubtful accounts of approximately $44.4 million and a reduction to income from continuing operations of approximately $28.0 million, or $0.32 per diluted share, for 2006. We believe that the decrease in uninsured collection rates is due to increasing amounts of fully uninsured patient accounts which have lower collection rates than patient co-payment and deductible accounts.

Our provision for doubtful accounts, as a percentage of revenues, was 10.4% in 2006 compared to 8.5% in 2005. The provision for doubtful accounts as a percentage of revenue increased 0.8% in 2006 from the change in estimate of collection rates discussed above. Our provision for doubtful accounts as a percentage of revenue was also impacted by the growth in fully uninsured revenue and fully uninsured receivables. The percentage of revenues from fully uninsured patients increased to 9.7% in 2006 from 9.3% in 2005. Fully uninsured receivables increased approximately $75 million in 2006 compared to 2005. The provision for doubtful accounts increased approximately $14 million in 2006 from the growth in fully uninsured patient revenue. This increase in the provision for doubtful accounts reduced income from continuing operations by approximately $9 million, or $0.10 per diluted share, for 2006. We estimate the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $190.3 million and $147.6 million in 2006 and 2005, respectively.

Our uninsured receivables, as a percentage of billed hospital receivables, increased to 42.3% at December 31, 2006 compared to 39.5% at December 31, 2005. Uninsured receivables increased $106.5 million from December 31, 2005 to December 31, 2006, with the amounts relating to receivables from co-payments and deductibles increasing $31.2 million and the amount relating to receivables from fully uninsured patients increasing $75.3 million. A portion of the increase in uninsured receivables was due to changes at certain facilities, beginning in 2005, to conform to our policies for writing off accounts during the revenue cycle process. Under current policies, accounts continue to be included in the accounts receivable agings after placement with a primary collection agency instead of being written off at that point in time. Total receivables increased $177.8 million over the same time period. The increase in accounts receivable was also affected by the acquisition of three hospitals during 2006. The amounts of the increases in the following categories of receivables during 2006 from these facilities are as follows:

Co-payments and deductibles	$7.8 million
Fully uninsured	$6.3 million
Total billed	$40.6 million

Days in accounts receivable increased to 67 days at December 31, 2006 from 66 days at December 31, 2005 and from 60 days at December 31, 2004. Management’s target days in accounts receivable were 62 and 60 days at December 31, 2006 and 2005, respectively. Days in accounts receivable for 2006 was impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues. Managed care payers typically are slower payers than governmental payers. The increase in 2005 resulted from the revenue cycle process changes discussed above. We also experienced an increase in high acuity procedures, which typically have a longer payment timeframe. Days in accounts receivable was impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues in the fourth quarter of 2005. Also impacting days in accounts receivable in 2005 was timing of claims billed and processed at Women and Children’s Hospital in Lake Charles, Louisiana, as a result of Hurricane Rita. Days in accounts receivable is calculated by dividing patient receivables, excluding cost report receivables/payables, less allowance for doubtful accounts by the most recent three month period’s daily patient revenue, excluding prior year cost report settlements, less provision for doubtful accounts.

The approximate percentage of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	December 31, 2006	December 31, 2005
Insured receivables	57.7%	60.5%
Fully uninsured receivables	29.5%	26.7%
Co-payment and deductible receivables	12.8%	12.8%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.7% and 4.4% of billed hospital receivables at December 31, 2006 and December 31, 2005, respectively. We maintain a contractual allowance on these receivables. The allowance was approximately 48% at December 31, 2006 and 42% at December 31, 2005. The allowances are determined using a nine month historical conversion rate. The allowances have historically varied between 30% and 50%.

Our allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	December 31, 2006	December 31, 2005
Allowance for doubtful accounts	$416.3	$292.8
Percentage of accounts receivable	31.2%	26.8%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2006	December 31, 2005
0 to 60 days	50.6%	55.4%
61 to 150 days	22.5%	22.4%
151 to 360 days	25.1%	20.7%
Over 360 days	1.8%	1.5%

Total	100.0%	100.0%

The increase in the older aging categories is partially due to the revenue cycle changes discussed previously.

The percentage of revenue from uninsured patients and the amount of receivables from uninsured patients increased in 2006 compared to 2005. The amount of increase in revenue from uninsured patients was substantial in 2006, especially in the third quarter of 2006. We also experienced a significant reduction in uninsured collection rates in the third and fourth quarters of 2006. We are unable to determine if this will continue into 2007. If the trends observed in 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, substantial additional allowances could be required and our results of operations and financial position would be materially adversely affected. We estimate that each 1% change in uninsured collection rates impacts the provision for doubtful accounts by approximately $5.5 million, or $0.04 per diluted share.

Impairments of long-lived assets

Two of our hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2006. Currently, the probability-weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

In 2006, we had valuations prepared for certain facilities in conjunction with proposed offerings to physicians of ownership interests in the entities that own such facilities. The valuations of three facilities contained impairment indicators and those facilities were evaluated for potential long-lived asset impairment in 2006. Currently, the probability weighted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

If the probabilities assigned to the future cash flows or the projections of future cash flow deteriorate, then impairment of these assets may be required.

Information Systems Conversion

In January and February 2006, we entered into agreements to outsource our current information technology services for a ten-year period and to replace or supplement our current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the contract is expected to replace approximately $1.2 billion in current information technology services costs. The costs to replace the current information systems will be approximately $330 million of the total contract value. We anticipate that the agreements will incrementally increase operating expenses over the first three to four years of their term. The costs associated with these agreements reduced our diluted earnings per share by approximately $0.09 in 2006. We anticipate that diluted earnings per share will be reduced by approximately an additional $0.08 in 2007 as a result of these agreements.

Insurance Costs

In the fourth quarter of 2006, our semi-annual general and professional liability actuarial report showed approximately a $25 million reduction to the estimated liabilities. The reduction was from reduced claim payments and claim severity, partially due to tort reform in several states. We also had an increase in our estimated liabilities for general and professional liability insurance of $10.3 million in the second quarter of 2006 due to a reduction of the discount rate to 5.5% from 6.0% and changes in actuarial assumptions to accelerate claim payment patterns. Insurance costs, on a same facility basis as a percentage of revenue, were approximately 1.5% in 2006 compared to 1.8% in 2005. Our insurance costs, on a same facility basis, decreased by $7.2 million, or 8.8%, in 2006 compared to 2005. We currently anticipate that our insurance costs will remain at this lower level in 2007.

Operating Results Summary

Following are comparative summaries of results from continuing operations for the years ended December 31, 2006, 2005 and 2004. Dollars are in millions, except per share amounts and statistics.

	Years Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues	$5,537.9	100.0	$4,747.3	100.0	$4,218.0	100.0

Salaries and benefits, including share-based compensation expense (1)	2,233.1	40.3	1,940.2	40.8	1,695.4	40.2
Reimbursable expenses	49.7	0.9	51.1	1.1	51.1	1.2
Supplies	957.9	17.3	801.3	16.9	692.4	16.4
Other operating expenses	1,069.8	19.3	874.0	18.4	781.2	18.6
Provision for doubtful accounts	576.9	10.4	403.3	8.5	427.2	10.1
Depreciation and amortization	229.8	4.2	205.9	4.3	178.6	4.3
Interest expense, net	95.3	1.7	101.6	2.2	111.1	2.6
Refinancing transaction costs	—	—	8.4	0.2	76.0	1.8
ESOP expense	12.5	0.2	14.1	0.3	10.3	0.2
Gain on sales of assets	(6.0)	(0.1)	(0.4)	—	—	—

	5,219.0	94.2	4,399.5	92.7	4,023.3	95.4

Income from continuing operations before minority interests, equity in earnings and income tax provision	318.9	5.8	347.8	7.3	194.7	4.6
Minority interests in earnings of consolidated entities	(22.0)	(0.4)	(11.5)	(0.2)	(1.4)	—
Equity in earnings of unconsolidated affiliates	43.5	0.7	35.0	0.7	20.5	0.5

Income from continuing operations before income tax provision	340.4	6.1	371.3	7.8	213.8	5.1
Income tax provision	(132.5)	(2.4)	(141.9)	(3.0)	(81.8)	(2.0)

Income from continuing operations	$207.9	3.7	$229.4	4.8	$132.0	3.1

(1) Share-based compensation expense	27.7		2.0		1.1
Income per common share from continuing operations
Basic	$2.41		$2.80		$1.76
Diluted	$2.38		$2.74		$1.72
Number of hospitals at end of period (a)
Owned and managed	52		48		45
Unconsolidated joint ventures	1		1		1

Total	53		49		46

Licensed beds at end of period (b)	9,614		8,674		7,475
Available beds at end of period (c)	8,314		7,773		6,766
Admissions (d)
Owned and managed	349,491		316,963		296,542
Unconsolidated joint ventures	5,588		5,724		5,750

Total	355,079		322,687		302,292
Adjusted admissions (e)	596,061		538,635		506,334
Adjusted patient days (f)	2,803,000		2,522,032		2,356,449
Outpatient visits excluding outpatient surgeries	4,389,268		3,833,307		3,530,312
Inpatient surgeries	139,257		123,850		116,212
Outpatient surgeries	304,765		277,421		265,094

Total surgeries	444,022		401,271		381,306
Average length of stay (g)	4.7		4.7		4.7
Outpatient revenue percentage	46%		45%		47%
Inpatient revenue per admission	$8,288.7		$7,817.1		$7,146.4
Outpatient revenue per outpatient visit	$550.7		$537.2		$538.5
Patient revenue per adjusted admission	$8,915.5		$8,423.1		$7,940.1
Patient revenue per adjusted patient day	$1,895.9		$1,798.9		$1,706.1
Gross patient revenues (in millions)	$16,416.4		$13,410.7		$11,226.1
Self-pay discounts (in millions)	$190.3		$147.6		$9.7
Charity discounts (in millions)	$82.2		$81.2		$67.5

(a)	Number of hospitals exclude discontinued operations and facilities under construction. This table does not include any operating statistics for discontinued operations and managed unconsolidated joint ventures, except for admissions for managed unconsolidated joint ventures.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Available beds are those beds a facility actually has in use.
(d)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to our facilities and are used by management and certain investors as a general measure of inpatient volume.
(e)	Adjusted admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted admissions computation “adjusts” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f)	Adjusted patient days are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The adjusted patient days computation “adjusts” outpatient revenue to the volume measure (patient days) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

Years Ended December 31, 2006 and 2005

Income from continuing operations decreased to $207.9 million in 2006 from $229.4 million in 2005. Our provision for doubtful accounts, as a percentage of revenue, increased to 10.4% from 8.5% during 2006. A portion of this increase was due to increases in our allowance for doubtful accounts of $44.4 million as discussed in “Other Trends – Provision for doubtful accounts”. We recorded $27.7 million of share-based compensation expense in 2006 from the adoption of SFAS 123R. We incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of our bank credit facility. Our same facility revenues increased 9.2% in 2006 compared to 2005.

Revenues increased to $5,537.9 million in 2006 compared to $4,747.3 million in 2005. Same facility revenues increased 9.2% in 2006 compared to 2005, which includes $4.0 million and $10.9 million in favorable governmental cost report settlements in 2006 and 2005, respectively. Same facility revenue in 2006 included a favorable change in estimate on disproportionate share revenue of approximately $9.9 million. Same facility patient revenue per adjusted admission increased 6.8% in 2006 compared to 2005 due primarily to increases in acuity, increases in managed care pricing and increases in reimbursement from government programs. Our case mix index, which is a measure of patient acuity, increased 0.9% in 2006 compared to 2005. Our self-pay discount programs reduced revenues, on a same facility basis, by $36.7 million in 2006 compared to 2005. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.7% and patient revenue per adjusted admission increased 7.3%. Same facility admissions increased 1.8% and adjusted admissions increased 2.5% in 2006 compared to 2005. Same facility inpatient surgeries and outpatient surgeries increased 4.4% and 2.5%, respectively, in 2006 compared to 2005. We had increases in revenues and selected statistics, shown in the table below, from the acquisition of one hospital in the fourth quarter of 2006, two hospitals in the first quarter of 2006, the acquisition of one hospital in the fourth quarter of 2005 and the acquisition of one hospital in the second quarter of 2005.

Revenues	$369.7	million
Admissions	27,060
Adjusted admissions	44,631
Inpatient surgeries	10,144
Outpatient surgeries	20,641
Outpatient visits	444,764

Salaries and benefits (which include contract nursing) as a percentage of revenues decreased to 40.3% in the year ended December 31, 2006 from 40.8% in the year ended December 31, 2005. Excluding the effect on revenues from the self-pay discounts, salaries and benefits as a percentage of revenues would have been 39.0% and 39.6% in 2006 and 2005, respectively. Salaries decreased, as a percentage of revenues excluding self-pay discounts, to 30.8% in 2006 compared to 31.2% in 2005. Salaries decreased approximately $18.0 million in 2006 as a result of our new information system arrangements, which outsourced our information technology services. Salaries also decreased approximately $17.3 million in 2006 from the reversal of accrued annual incentive compensation based on the incentive targets not being met. Salaries increased $27.7 million from the recognition of share-based compensation expense in 2006. Employee benefits as a percentage of revenues excluding self-pay discounts was 6.9% in 2006 compared to 7.2% in 2005 due, in part, to a reduction in workers’ compensation costs. Employee benefits have also been positively affected by a reduction in health plan costs as a percentage of revenues.

Reimbursable expenses as a percentage of revenues decreased to 0.9% in the year ended December 31, 2006 from 1.1% in the year ended December 31, 2005. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2006 compared to 2005, while revenues increased.

Supplies as a percentage of revenues increased to 17.3% in the year ended December 31, 2006 from 16.9% in the year ended December 31, 2005. Excluding the effect on revenues from the self-pay discounts, supplies as a percentage of revenues would have been 16.7% and 16.4% in 2006 and 2005, respectively. Supplies per adjusted admission increased 8.0% from increased usage of drug-coated stents and other implantable devices due to increases in acuity.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 19.3% in the year ended December 31, 2006 from 18.4% in the year ended December 31, 2005. Excluding the effect on revenues from the self-pay discounts, other operating expenses as a percentage of revenues would have been 18.7% and 17.9% in 2006 and 2005, respectively. Insurance costs, as a percent of revenues excluding self-pay discounts, decreased to 1.4% in 2006 compared to 1.7% in 2005. See “Results of Operations – Other Trends – Insurance Costs” for a more detailed discussion. Our utility costs, on a same facility basis, increased $7.7 million, or 10.0%, in 2006 compared to 2005. We anticipate that utility costs will remain at these increased levels during 2007. Contract services on a same facility basis increased $51.5 million in 2006 primarily as a result of the implementation of our new information system arrangements and increases in physician subsidies. In 2006, QHR settled a lawsuit involving one of our managed hospitals for $2.5 million.

Provision for doubtful accounts as a percentage of revenues increased to 10.4% in the year ended December 31, 2006 compared to 8.5% in the year ended December 31, 2005. We estimate the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $190.3 million and $147.6 million in 2006 and 2005, respectively. Excluding this impact, provision for doubtful accounts as a percentage of revenues would have been 13.4% and 11.3% in 2006 and 2005, respectively. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If the trends observed in 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, substantial additional allowances could be required and our results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $229.8 million in the year ended December 31, 2006 from $205.9 million in the year ended December 31, 2005, primarily due to acquisitions during 2005 and 2006.

Interest expense, which was offset by $20.0 million and $9.0 million of interest income in the year ended December 31, 2006 and 2005, respectively, decreased to $95.3 million in 2006 compared to $101.6 million in 2005, due primarily to the increase in interest income. The decrease was partially offset by an increase in interest rates on our floating rate debt.

Gain on sales of assets in 2006 of $6.0 million resulted primarily from the sale of our former hospital property in Palmer, Alaska and two medical office buildings.

Minority interests increased to $22.0 million in the year ended December 31, 2006 from $11.5 million in the year ended December 31, 2005 due primarily to improved earnings at two of our non-wholly owned joint ventures. Minority interests also increased from the new hospital ventures entered into in 2005 and 2006. Minority interests were reduced by the acquisition of a minority holder’s interest in our acute care hospital in Vicksburg, Mississippi in April 2005.

Equity in earnings of unconsolidated affiliates increased to $43.5 million in the year ended December 31, 2006 compared to $35.0 million in the year ended December 31, 2005 from improved earnings at our joint venture in Las Vegas, Nevada.

Income tax provision was $132.5 million in the year ended December 31, 2006 compared to $141.9 million in the year ended December 31, 2005. Our effective tax rate was 38.9% in 2006 and 38.2% in 2005. In 2006, we recorded a reduction to our income tax provision of $1.2 million from the reversal of certain income tax contingencies. We also had a reduction to our income tax provision of $2.5 million from the reversal of estimated state income tax payables. We recorded an additional $2.4 million of income tax provision primarily from valuation allowances on certain state net operating loss carryforwards that management determined may not be utilized. We also recorded a valuation allowance in 2006 of $0.8 million on the uncertainty of realizing the income tax benefit of our foreign operations. Our effective tax rate is also affected by nondeductible ESOP expense, nondeductible executive compensation expense and foreign income tax rates.

Years Ended December 31, 2005 and 2004

Income from continuing operations increased to $229.4 million in the year ended December 31, 2005 from $132.0 million in the year ended December 31, 2004. Our same facility revenue increased 6.5% in 2005 compared to 2004. Interest expense decreased in 2005 compared to 2004 from our debt refinancing in 2004. We incurred $8.4 million in refinancing transaction costs in 2005 relating to the write-off of unamortized debt issue costs from the refinancing of our bank credit facility. We incurred $76.0 million of refinancing transaction costs in 2004 relating primarily to the repayment of our 8 3/4% senior notes.

Revenues increased to $4,747.3 million in the year ended December 31, 2005 compared to $4,218.0 million in the year ended December 31, 2004. Same facility revenues increased 6.5% in 2005 compared to 2004, which includes $10.9 million and $2.9 million in favorable governmental cost report settlements in 2005 and 2004, respectively. We estimate that revenues were reduced by approximately $2.5 million at four hospitals from the impact of hurricanes Katrina and Rita. Same facility patient revenue per adjusted admission increased 6.5% in 2005 compared to 2004 due primarily to increases in managed care pricing, increases in reimbursement from government programs and increases in acuity. Managed care contract pricing increased approximately 5% to 7% in 2005 compared to 2004. Reimbursement from government programs increased approximately 5% to 6% in 2005 compared to 2004. In the fourth quarter of 2004, we implemented a self-pay discount program and implemented an additional component to our self-pay discount program in the second quarter of 2005. The self-pay discount programs reduced revenues, on a same facility basis, by $136.3 million in 2005 compared to 2004. On a same facility basis excluding the effect of the self-pay discounts, revenues increased 9.8% and patient revenue per adjusted admission increased 9.8%. Same facility admissions and adjusted admissions increased 0.7% and 0.2%, respectively, in 2005 compared to 2004. We had increases in revenues and selected statistics, shown in the table below, from the acquisition of one hospital in the fourth quarter of 2005, the acquisition of one hospital in the second quarter of 2005, the opening of a new hospital in the first quarter of 2005, the acquisition of one hospital in the fourth quarter of 2004 and the opening of a new hospital at the beginning of the third quarter of 2004.

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

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues decreased to 18.4% in the year ended December 31, 2005 compared to 18.6% in the year ended December 31, 2004. Excluding the effect on revenue from the self-pay discounts, other operating expenses as a percentage of revenue would have been 17.8% in 2005. Insurance costs, as a percent of revenue excluding self-pay discounts, decreased to 1.7% in 2005 compared to 2.3% in 2004. Our insurance costs, on a same facility basis, decreased approximately $15.7 million, or 16.4%, in 2005 compared to 2004 primarily from a decrease in general and professional insurance costs. We experienced a substantial increase in our utility costs in the fourth quarter of 2005. Our utility costs increased, on a same facility basis, $5.0 million, or 30.5% in the fourth quarter of 2005. We recorded a $2.8 million reduction of a Quorum pre-acquisition liability in 2004 as additional information became available on expected settlements. We recorded a $6.7 million liability in 2004 related to Quorum acquisition litigation (see “Contingencies”).

Provision for doubtful accounts as a percentage of revenues decreased to 8.5% in the year ended December 31, 2005 compared to 10.1% in the year ended December 31, 2004. As discussed previously, we implemented a self-pay discount program in the fourth quarter of 2004 and implemented an additional component to our self-pay discount program in the second quarter of 2005. We estimate the impact of the self-pay discounts reduced the provision for doubtful accounts by approximately $147.6 million in 2005 and $9.7 million in 2004. Excluding this impact, provision for doubtful accounts as a percentage of revenue would have been approximately 11.3% in 2005 and 10.3% in 2004. We experienced an increase in the amount of historical write-offs in 2005 compared to 2004. We also experienced an increase in our percentage of revenue from uninsured patients, excluding self-pay discounts, in 2005 compared to 2004.

Depreciation and amortization increased to $205.9 million in the year ended December 31, 2005 from $178.6 million in the year ended December 31, 2004, primarily due to acquisitions and the completion of several capital projects during 2005 and 2004.

Interest expense, which was offset by $9.0 million and $2.6 million of interest income in the years ended December 31, 2005 and 2004, respectively, decreased to $101.6 million in 2005 compared to $111.1 million in 2004. This was due primarily to the April 2004 refinancing of our 8 3/4% senior notes. Our interest income increased in 2005 compared to 2004 due to increased cash from an equity offering completed in July 2005.

Minority interests increased to $11.5 million in the year ended December 31, 2005 from $1.4 million in the year ended December 31, 2004 due to improved earnings at several of our non-wholly owned facilities. Our minority interests were affected by our acquisition of a minority holder’s interest in our acute care hospital in Vicksburg, Mississippi.

Equity in earnings of unconsolidated affiliates was $35.0 million in the year ended December 31, 2005 compared to $20.5 million in the year ended December 31, 2004 due primarily to improved earnings at our non-consolidating jointly-owned entities in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $141.9 million in the year ended December 31, 2005 compared to $81.8 million in the year ended December 31, 2004. Our effective tax rate was 38.2% in 2005 compared to 38.3% in 2004. In the third quarter of 2004, we had a reduction of our net deferred tax liabilities of $1.5 million from a reduction in our marginal tax rate to 37.0% from 37.5% related to state tax rate changes. Our effective tax rate is also affected by nondeductible ESOP expense.

Liquidity and Capital Resources

Cash provided by operating activities was $303.4 million in the year ended December 31, 2006 compared to $419.6 million in the year ended December 31, 2005. Net accounts receivable increased $87.5 million in 2006 compared to a $146.6 million increase in 2005. Accounts receivable days increased one day in 2006 compared to 2005. Days in accounts receivable were impacted by an increase in managed care revenues, as a percentage of total revenues, compared to Medicare revenues. Managed care payers typically are slower payers than governmental payers. Payments for accounts payable increased $24.2 million in 2006 compared to 2005 due to timing of payments. Payments for salaries and payroll taxes increased $7.5 million in 2006 compared to 2005 due to timing of pay periods. We paid $29.1 million in annual incentive payments in 2006 compared to $24.0 million in 2005. We also paid $28.2 million in annual retirement plan contributions in 2006 compared to $26.3 million in 2005. We paid $187.4 million in income taxes in 2006 compared to $77.2 million of income taxes in 2005, which were reduced by $23.9 million of tax benefit from employee stock transactions. We paid $117.0 million in interest in 2006 compared to $111.9 million in 2005.

Cash used in investing activities decreased to $467.9 million in the year ended December 31, 2006 from $584.5 million in the year ended December 31, 2005. In 2006, we paid $124.7 million for acquisitions, related primarily to the acquisition of one acute care hospital in Augusta, Georgia and the formation of ventures in Massillon, Ohio and Clarksville, Tennessee. In 2005, we paid $277.5 million for acquisitions, related primarily to the formation of ventures in Birmingham, Alabama and Oklahoma City, Oklahoma. In 2005, we received $15.9 million from the collection of a note related to working capital on the acquired Birmingham, Alabama facility. In 2006, we received $117.1 million of proceeds from disposals of assets primarily from the sale of hospitals in Wharton, Texas, Pampa, Texas, and Hope, Arkansas. We received $50.5 million in 2005 primarily from the sale of a hospital in Searcy, Arkansas and the sale of our interest in our freestanding ambulatory surgery centers in Phoenix, Arizona. Capital expenditures were $461.8 million in 2006 compared to $393.7 million in 2005. Approximately $143.1 million of the 2006 capital expenditures was for maintenance capital and approximately $318.7 million was for expansion capital. We currently anticipate spending approximately $600 to $700 million on expansions, development, acquisitions, information technology conversion and other capital expenditures in 2007. The amount of capital expenditures in 2007 could decrease if currently anticipated acquisitions or developments do not occur or increase if new acquisition or development opportunities arise.

Cash provided by financing activities was $62.9 million in the year ended December 31, 2006 compared to $418.5 million in the year ended December 31, 2005. In 2005, we completed an equity offering for $218.2 million in net proceeds. In 2005, we received net proceeds of approximately $51.5 million from the refinancing of our bank credit agreement. We received $23.6 million in proceeds from stock option exercises in 2006 compared to $87.8 million in 2005. In 2006, we received $30.5 million in contributions from physician syndications. In 2005, we received $62.5 million in contributions from our minority partner in a new venture in Birmingham, Alabama and $12.0 million in contributions from minority partners from an equity offering on an existing joint venture.

Our Board of Directors has approved a program to repurchase up to $250 million of our common stock on the open market or otherwise. No shares of common stock have been repurchased under this program as of December 31, 2006.

At December 31, 2006, our indebtedness consisted of a Term Loan A of $493.8 million bearing interest at LIBOR plus 1.00% (6.35% at December 31, 2006) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at our option, in

May 2008, and the senior subordinated notes are callable, at our option, in November 2008 and, in both cases, are callable earlier at our option by paying a make-whole premium. At December 31, 2006, we had a $600 million revolving credit line which bears interest at LIBOR plus 1.00%. At December 31, 2006, no amounts were outstanding under the revolving credit line although there were $16.1 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon our total leverage.

Our term loan and revolving credit line are collateralized by a pledge of substantially all of our assets other than real estate associated with the former Quorum facilities. The debt agreements require that we comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that our total leverage ratio not exceed 4.0x as of December 31, 2006. Our total leverage ratio at December 31, 2006 was approximately 2.27x. The indentures governing our other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. Our debt agreements and indentures contain change of control provisions. A change in control constitutes an event of default under our credit facility. Under our indentures, if a change in control occurs, each holder of our notes can require us to repurchase their notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. There are no events of default under our debt agreements or indentures in the event of a downgrade of our debt ratings. We currently are in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable which could result in other debt obligations also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

The following table shows our total future contractual obligations as of December 31, 2006 (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,700.4	$19.7	$80.3	$400.3	$1,200.1
Capital lease obligations	5.6	1.9	2.4	1.3	—
Operating lease obligations	350.9	64.3	102.7	63.4	120.5
Purchase obligations:
Committed supply purchases	4.6	4.6	—	—	—
Committed capital expenditures	644.2	124.4	324.5	195.3	—
Committed information technology services	724.7	123.1	265.8	116.6	219.2
Other long-term liabilities	—	—	—	—	—

Total	$3,430.4	$338.0	$775.7	$776.9	$1,539.8

(1)	Long-term debt obligations include principal payment only.

In January and February 2006, we entered into agreements to outsource our current information technology services for a ten-year period and to replace or supplement our current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the agreements is expected to replace approximately $1.2 billion in current information technology costs. The conversion from our current information systems is expected to cost approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Approximately $54.0 million of the conversion costs were paid in 2006. We estimate that approximately $80 million of the conversion costs will be expended in 2007, $100 million in 2008, $60 million in 2009 and the remainder thereafter.

At December 31, 2006, we had working capital of $892.9 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans, as well as increases in the number of patients without insurance coverage, could affect liquidity in the future.

We completed development of a replacement hospital in Palmer, Alaska in January 2006. The final cost of this project was approximately $100 million.

We anticipate that we will construct a replacement facility for our acute care hospital in Lane County, Oregon which could begin in 2007. Currently, we anticipate the cost of this project will be approximately $200 million.

We anticipate that we will construct a replacement facility for our acute care hospital in Birmingham, Alabama which could begin in 2008. Currently, we anticipate the cost of this project will be approximately $275 million.

Effective February 1, 2006, we closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. We contributed approximately $25.6 million in cash for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture. The venture began construction of a replacement facility in the third quarter of 2006 for which we would contribute an additional $125 million. We anticipate that the cost of this project will be approximately $195 million. At December 31, 2006, approximately $25.6 million has been spent on this project.

Effective February 1, 2006, we closed under a definitive agreement to form a venture with a non-profit entity in Massillon, Ohio. We contributed our hospital in Massillon and approximately $11.4 million in cash for approximately a 59% interest in the venture and the non-profit entity contributed its hospital for approximately a 41% interest in the venture. In the second quarter of 2006, the non-profit entity exercised its option to sell us a portion of its interest in the venture. We paid approximately $12.2 million and obtained an additional interest in the venture of approximately 21%, increasing our total interest to approximately 80%.

We have entered into an agreement to lease a hospital recently constructed in Dublin, Ireland. The lease commenced in the fourth quarter of 2006. We incurred losses from continuing operations of approximately $6.5 million in 2006 related to the start up of this facility.

We have formed a venture with a non-profit entity to construct and operate an acute care hospital in Cedar Park, Texas. We own 80% of the venture. Construction on this facility began in the second quarter of 2006. We estimate that the cost of the project will be approximately $100 million. At December 31, 2006, approximately $30.8 million has been spent on this project.

Effective November 1, 2006, an affiliate of ours acquired a hospital in Augusta, Georgia and immediately sold ownership interests in the acquiring entity to members of the medical staff of the hospital. The purchase price of the hospital was approximately $33 million including working capital. Our affiliate owns approximately a 65% interest in the venture and the physician owners own approximately a 35% interest in the venture. We received approximately $10 million from the physician owners in the venture.

In February 2007, we acquired our minority partner’s 20% interest in our acute care hospital in Oklahoma City, Oklahoma for $29.7 million.

We have entered into a non-binding letter of intent to acquire two acute care hospitals and related businesses in Porter County, Indiana. The agreement would also require us to construct a replacement facility, which would cost approximately $200 million to $250 million to construct. We currently anticipate that a closing under a definitive agreement could occur in the second quarter of 2007.

We are exploring various other opportunities with non-profit entities to become a capital partner to acquire existing facilities and/or construct replacement facilities. Although no letters of intent or definitive agreements have been reached at this time, agreements could be reached in the future. Any future agreements could increase future capital expenditures.

We have various other existing hospital expansion projects in progress. We currently anticipate spending an aggregate of approximately $282 million related to these projects. Of this amount, approximately $197 million is anticipated to be spent in 2007, $56 million in 2008 and the remainder thereafter.

We have offered and are exploring the possibility of offering ownership interests in certain of our hospitals to members of the medical staffs of such facilities. We closed on two transactions in the second quarter of 2006. We closed on one transaction in the fourth quarter of 2006 and received approximately $17.7 million. We anticipate that additional transactions could close in the first quarter of 2007.

Effective January 1, 2006, we closed on a definitive agreement to sell our hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. We recognized a pre-tax gain on the sale in discontinued operations of $26.9 million in 2006.

The facilities that are included in discontinued operations had revenues of $169.3 million in the year ended December 31, 2005. These facilities had pre-tax income of $24.4 million in the year ended December 31, 2006 and pre-tax losses of $6.8 million in the year ended December 31, 2005. Pre-tax gain on sales of assets included in pre-tax income was $25.8 million and $6.4 million for the years ended December 31, 2006 and 2005, respectively. A pre-tax impairment of long-lived assets of $7.5 million was included in pre-tax income for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

We have entered into physician recruiting agreements under which we supplement physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended, typically three years, or the payments are required to be returned to us. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. We adopted Financial Accounting Standards Staff Position No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners”, or FIN 45-3, on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. We record an asset for the estimated fair value of the minimum revenue guarantees and amortize the asset from the beginning of the guarantee payment period through the end of the agreement. At December 31, 2006, we had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 of $14.8 million. At December 31, 2006, the maximum amount of all unpaid minimum revenue guarantees, including the minimum revenue guarantees entered into prior to January 1, 2006, was $58.9 million.

We have entered into agreements whereby we have guaranteed certain loans entered into by patients for whom services were performed at our facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. We would be obligated to repay the financial institutions if a patient fails to repay his or her loan. We could then pursue collections from the patient. We record a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 30.3% at December 31, 2006. At December 31, 2006, the amounts subject to the guarantees were $23.4 million. We have $7.0 million reserved at December 31, 2006 for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, we entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.0 million at December 31, 2006. Subsequent to January 1, 2003, we

entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. Minimal amounts were recorded for the fair value of the guarantees. The maximum amount of the guarantees was $1.7 million at December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 on January 1, 2007, and anticipate that we will reclassify amounts recorded in our deferred tax liabilities for uncertain tax positions to other liabilities upon adoption. We currently do not anticipate any material adjustments to the opening balance of retained earnings. FIN 48 also requires additional disclosures with respect to reserves related to tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158, which is effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors financial statements. Changes in the funding status will be reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations will also be required. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsor’s fiscal year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 on December 15, 2006 and the adoption did not have a material impact on our results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 requires restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. We did not have a material impact on our results of operations or financial position from the adoption of SAB 108.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings.

The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not evaluated all of the provisions of SFAS 159, but we do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 159.

Contingencies

False Claims Act Litigation

As a result of our ongoing discussions with the government prior to our merger with Quorum on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. We are vigorously defending this matter and have filed a motion to dismiss, which is pending before the court. While we currently believe that we have no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time, we cannot predict the final effect or outcome of the complaint.

On May 18, 2004, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and we are vigorously contesting the appeal.

On April 26, 2005, we received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While we intend to vigorously defend this matter, we are not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

Our merger agreement with Quorum will not provide indemnification in respect of the qui tam complaints and investigations described above. If we incur material liabilities as a result of qui tam litigation or governmental investigation, these matters could have a material adverse effect on our business, financial condition, results of operations or prospects.

At this time we cannot predict the final effect or outcome of the ongoing investigations or qui tam actions. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then we may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

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

Income Taxes

The IRS has concluded an examination of the Federal income tax returns for our short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report, known as a 30-Day Letter, with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of certain qui tam complaints that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in our payment of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

We believe our reporting of the deductions with respect to the settlement of the three qui tam cases was appropriate. Accordingly, on June 9, 2006, we filed a protest to the 30-Day Letter to contest the proposed adjustments and the matter has since been referred to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, the adjustments would not have a material effect on our results of operations or financial position.

General Liability Claims

QHR, The Intensive Resource Group, LLC (“IRG”), a subsidiary of QHR, and we are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. QHR, IRG and we have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against QHR, IRG and us and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. QHR, IRG and we have appealed such judgment. We have reserved $5.9 million in respect of this judgment.

Between February 5, 2007 and February 8, 2007, four putative class action petitions were filed on behalf of alleged public stockholders of the Company in the District Court of Collin County, Texas, naming, among others, the Company and members of the Company’s Board of Directors. The petitions allege, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value. Among other things, the petitions seek to enjoin the Company and the directors from consummating the Merger. The Company believes that the claims asserted in these actions are without merit and intends to defend these suits vigorously.

We are subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on our results of operations or financial position.

Effects of Inflation and Changing Prices

Various Federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system. Medicare revenues, as a percentage of patient revenues, were approximately 29.5% in 2006, 31.2% in 2005 and 30.6% in 2004.

Management believes that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. As a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited. Medicare prospective payments increased in 2006, 2005 and 2004 and management anticipates that the average rate of increase in Medicare prospective payments will be relatively consistent in 2007.

Healthcare Reform

Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Proposals that have been considered or could be considered in the future include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, incentives for so-called “health savings accounts,” requirements that hospitals publicly report certain quality indicators, payment reforms such that providers’ payments would be linked to quality and performance, proposals to permit hospitals to enter into gainsharing arrangements with physicians, medical malpractice tort reform, and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to healthcare providers such as hospitals. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $493.8 million of our indebtedness at December 31, 2006 was subject to variable rates of interest, while the remaining balance of our indebtedness of $1,211.6 million at December 31, 2006 was subject to fixed rates of interest. The estimated fair value of our indebtedness was $1,711.6 million at December 31, 2006. The estimates of fair value are based upon the quoted market prices for the same or similar issues of debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $4.9 million. The impact of such a change in interest rates on the carrying value of our indebtedness would not be significant. The estimated changes to interest expense and the fair value of our indebtedness are determined considering the impact of hypothetical interest rates on our borrowing costs and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control system was designed under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of management to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We did not assess the internal control of St. Joseph Hospital in Augusta, Georgia, which was acquired in the fourth quarter of 2006. This facility contributed $48.0 million and $32.0 million of total assets and net assets, respectively, at December 31, 2006 and $11.1 million and $0.7 million of revenues and net loss, respectively, for the year ended December 31, 2006. Based on management’s assessment and those criteria, management concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report is included herein.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Hospitals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of St. Joseph Hospital in Augusta, Georgia, which is included in the December 31, 2006 consolidated financial statements of Triad Hospitals, Inc. and constituted $48.0 million and $32.0 million of total assets and net assets, respectively, as of December 31, 2006, and $11.1 million and $0.7 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because St. Joseph Hospital in Augusta, Georgia was acquired in the fourth quarter of 2006. Our audit of internal control over financial reporting of Triad Hospitals, Inc. also did not include an evaluation of the internal control over financial reporting of St. Joseph Hospital in Augusta, Georgia.

In our opinion, management’s assessment that Triad Hospitals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Hospitals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2006 of Triad Hospitals, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

By:	/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Dallas, Texas

February 27, 2007

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Election of Directors”, “Executive Officers Who Are Not Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Stockholder Proposals and Nominations” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (or, if not filed within 120 days after the end of the fiscal year covered hereby in an amendment to this Annual Report on Form 10-K) which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation of Directors”, “Corporate Governance” and “Compensation Committee Report” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (or, if not filed within 120 days after the end of the fiscal year covered hereby in an amendment to this Annual Report on Form 10-K), which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,905,470	$33.81	5,113,977
Equity compensation plans not approved by security holders	—	—	—

Total	6,905,470	$33.81	5,113,977

(1)	Includes the following:

3,840,515 shares of common stock available for issuance under the 1999 Long-Term Incentive Plan, as amended;

191,155 shares of common stock available for issuance under the Outside Directors Stock and Incentive Plan, as amended;

277,176 shares of common stock available for issuance under the Management Stock Purchase Plan; and

805,131 shares of common stock available for issuance under the Employee Stock Purchase Plan.

The remaining information required by this Item is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (or, if not filed within 120 days after the end of the fiscal year covered hereby in an amendment to this Annual Report on Form 10-K), which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders

(or, if not filed within 120 days after the end of the fiscal year covered hereby in an amendment to this Annual Report on Form 10-K), which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth under the heading “Ratification of Selection of Registered Independent Accounting Firm – Audit and Non-Audit Fees” and “Ratification of Selection of Registered Independent Accounting Firm – Audit Committee Pre-Approval Policy” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (or, if not filed within 120 days after the end of the fiscal year covered hereby in an amendment to this Annual Report on Form 10-K), which information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the report:

1.	Financial Statements – The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules – All schedules are omitted because the required information is not present, not present in material amounts or presented within the financial statements.

3.	List of Exhibits

(a)	Exhibits

Exhibit No.	Description
2.1	Distribution Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

2.2	Agreement and Plan of Merger, dated as of October 18, 2000, by and between the Registrant and Quorum Health Group, Inc., incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 000-29816, dated October 18, 2000.

2.3	Agreement and Plan of Merger by and among the Registrant, Panthera Partners, LLC, Panthera Holdco Corp., and Panthera Acquisition Corporation dated as of February 4, 2007, incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2007.***

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference from Exhibit 3.1 to the Registrant’s Post Effective Amendment No. 1 on Form S-8, File no. 333-54238, to the Registrant’s Registration Statement Form S-4, File no. 333-54238, filed with the Securities and Exchange Commission on April 27, 2001.

3.2	Bylaws of the Registrant, as amended February 18, 2000, incorporated by reference from the Registrant’s Annual Report on Form 10-K, File no. 000-29816, for the year ended December 31, 2000.

4.1	Senior Debt Securities Indenture, dated as of May 6, 2004, between the Registrant and Citigroup, N.A., as trustee, with respect to the 7% Senior Notes due 2012, incorporated herein by reference from Exhibit 4.2(a) to the Registrant’s Current Report on Form 8-K dated May 6, 2004.

4.2	First Supplemental Indenture, dated as of May 6, 2004, between the Registrant and Citibank, N.A. as trustee, with respect to the 7% Senior Notes due 2012, incorporated by reference from Exhibit 4.2(b) to the Registrant’s Current Report on Form 8-K dated May 6, 2004.

4.2(a)	Trustee Succession Agreement, dated as of October 9, 2006, among the Registrant, Citibank, N.A. as prior trustee and The Bank of New York Trust Company N.A. as successor trustee, relating to Senior Debt Securities.

4.3	Indenture dated as of November 12, 2003, between the Registrant and Citibank, N.A., as trustee, with respect to the 7% Senior Subordinated Notes due 2013, incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated February 4, 2004.

4.3(a)	Trustee Succession Agreement, dated as of October 9, 2006, among the Registrant, Citibank, N.A. as prior trustee and The Bank of New York Trust Company N.A. as successor trustee, relating to 7% Senior Subordinated Notes due 2013.

10.1	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.2	Benefits and Employment Matters Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.3	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among the Registrant, Columbia/HCA and LifePoint Hospitals, Inc., incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.4	Computer and Data Processing Services Agreement, dated May 11, 1999, by and between the Registrant and Columbia Information Systems, Inc., incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 1999.

10.5	Agreement to Share Telecommunications Services, dated May 11, 1999, by and between the Registrant and Columbia Information Systems, Inc., File no. 000-29816, incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q File no. 000-29816, for the quarter ended March 31, 1999.

10.6*	Employment Agreement between the Registrant and James D. Shelton, effective December 15, 2006.

10.7*	Triad Hospitals, Inc. 1999 Long-Term Incentive Plan, as amended, incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 7, 2005.

10.7(a)*	Form of Triad Hospitals, Inc. Nonqualified Stock Option Agreement incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 7, 2005.

10.8*	Triad Hospitals, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference from Exhibit A to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the
Securities and Exchange Commission on April 22, 2005, in connection with its annual meeting of stockholders held on May 24, 2005.

10.8(a)*	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement, incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 24, 2005.

10.8(b)*	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement for Directors, incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 24, 2005.

10.9*	Triad Hospitals, Inc. Amended and Restated Management Stock Purchase Plan.

10.9(a)*	Form of Triad Hospitals, Inc. Restricted Stock Award Agreement under the Triad Hospitals, Inc. Amended and Restated Management Stock Purchase Plan.

10.10*	Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended through May 20, 2003, incorporated by reference from Exhibit B to the Registrant’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2003, in connection with its annual meeting of stockholders held on May 20, 2003.

10.10(a)*	Form of Triad Hospitals, Inc. Non-Qualified Stock Option Agreement under the Triad Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan, as amended incorporated by reference from the Registrant’s Annual Report on Form 10-K, File no. 000-29816, for the year ended December 31, 2005.

10.11*	Triad Hospitals, Inc. Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2005.

10.11(a)*	Amendment No. 1 to Triad Hospitals, Inc. Supplemental Executive Retirement Plan effective December 15, 2006.

10.12*	Triad Hospitals, Inc. Deferred Compensation Plan, incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2004.

10.13*	Summary of Named Executive Officer Compensation Arrangements, incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 14, 2007.

10.14*	Summary of Outside Director Compensation Arrangements incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 25, 2006.

10.15	Amended and Restated Credit Agreement, dated as of June 10, 2005, among the Registrant, as borrower, certain of its subsidiaries, as guarantors, the lenders named therein, Bank of America, N.A., as administrative agent, the Bank of Nova Scotia, as syndication agent, and JPMorgan Chase Bank, N.A., SunTrust Bank, and Wachovia Bank, National Association, as documentation agents, incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 10, 2005.

10.16	Master Services Agreement by and between Triad Corporate Services, Limited Partnership and Perot Systems Corporation, effective January 31, 2006 incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 2006. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.17*	Triad Hospitals, Inc. 2006 Incentive Compensation Plan incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, File no. 000-29816, for the quarter ended March 31, 2006.

10.18(a)*	Change in Control Severance Agreement, dated as of December 15, 2006, between the Registrant and William R. Huston.

10.18(b)*	Change in Control Severance Agreement, dated as of December 15, 2006, between the Registrant and W. Stephen Love.

10.18(c)*	Change in Control Severance Agreement, dated as of December 15, 2006, between the Registrant and Daniel J. Moen.

10.18(d)*	Change in Control Severance Agreement, dated as of December 15, 2006, between the Registrant and Michael J. Parsons.

10.18(e)*	Form of Change in Control Severance Agreement, dated as of December 15, 2006, between the Registrant and each of the other executive officers of the Registrant.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	List of the Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of W. Stephen Love, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By:	/s/ JAMES D. SHELTON
James D. Shelton
Chairman, President and Chief Executive Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. SHELTON	Chairman of the Board, President and	March 1, 2007
James D. Shelton	Chief Executive Officer; Director (Principal Executive Officer)

/s/ MICHAEL J. PARSONS	Executive Vice President and	March 1, 2007
Michael J. Parsons	Chief Operating Officer; Director

/s/ W. STEPHEN LOVE	Senior Vice President and Chief Financial Officer	March 1, 2007
W. Stephen Love	(Principal Accounting Officer)

/s/ DALE V. KESLER	Director	March 1, 2007
Dale V. Kesler

/s/ THOMAS G. LOEFFLER, Esq.	Director	March 1, 2007
Thomas G. Loeffler, Esq.

/s/ UWE E. REINHARDT, Ph.D	Director	March 1, 2007
Uwe E. Reinhardt, Ph.D

/s/ HARRIET R. MICHEL	Director	March 1, 2007
Harriet R. Michel

/s/ GALE E. SAYERS	Director	March 1, 2007
Gale E. Sayers

/s/ DONALD B. HALVERSTADT, M.D.	Director	March 1, 2007
Donald B. Halverstadt, M.D.

/s/ BARBARA A. DURAND, Ed.D.	Director	March 1, 2007
Barbara A. Durand, Ed.D.

/s/ NANCY-ANN DEPARLE	Director	March 1, 2007
Nancy-Ann DeParle

/s/ WILLIAM J. HIBBITT	Director	March 1, 2007
William J. Hibbitt

/s/ MICHAEL K. JHIN	Director	March 1, 2007
Michael K. Jhin

INDEX TO FINANCIAL STATEMENTS

TRIAD HOSPITALS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Triad Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of Triad Hospitals, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the management of Triad Hospitals, Inc. (the “Company”). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Hospitals, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 13 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation, physician income guarantees and retirement plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Hospitals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Dallas, Texas
February 27, 2007

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in millions, except per share amounts)

	2006	2005	2004
Revenues	$5,537.9	$4,747.3	$4,218.0

Salaries and benefits, including share-based compensation expense of $27.7, $2.0 and $1.1 for the years ended December 31, 2006, 2005, and 2004, respectively	2,233.1	1,940.2	1,695.4
Reimbursable expenses	49.7	51.1	51.1
Supplies	957.9	801.3	692.4
Other operating expenses	1,069.8	874.0	781.2
Provision for doubtful accounts	576.9	403.3	427.2
Depreciation	223.2	199.6	172.3
Amortization	6.6	6.3	6.3
Interest expense, net of capitalized interest of $5.2, $5.5 and $5.6 for the years ended December 31, 2006, 2005, and 2004, respectively	115.3	110.6	113.7
Interest income	(20.0)	(9.0)	(2.6)
Refinancing transaction costs	—	8.4	76.0
ESOP expense	12.5	14.1	10.3
Gain on sales of assets	(6.0)	(0.4)	—

	5,219.0	4,399.5	4,023.3

Income from continuing operations before minority interests, equity in earnings and income tax provision	318.9	347.8	194.7
Minority interests in earnings of consolidated entities	(22.0)	(11.5)	(1.4)
Equity in earnings of unconsolidated affiliates	43.5	35.0	20.5

Income from continuing operations before income tax provision	340.4	371.3	213.8
Income tax provision	(132.5)	(141.9)	(81.8)

Income from continuing operations	207.9	229.4	132.0
Income (loss) from discontinued operations, net of tax	14.4	(3.4)	59.0

Net income	$222.3	$226.0	$191.0

Income (loss) per common share:
Basic:
Continuing operations	$2.41	$2.80	$1.76
Discontinued operations	$0.17	$(0.04)	$0.78

Net income	$2.58	$2.76	$2.54

Diluted:
Continuing operations	$2.38	$2.74	$1.72
Discontinued operations	$0.17	$(0.04)	$0.77

Net income	$2.55	$2.70	$2.49

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in millions)

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$208.6	$310.2
Accounts receivable, less allowances for doubtful accounts of $416.3 and $292.8 at December 31, 2006 and 2005, respectively	917.9	800.2
Inventories	149.4	130.0
Deferred income taxes	38.4	31.8
Prepaid expenses	52.1	41.1
Discontinued operations assets	—	67.6
Other	128.0	93.0

	1,494.4	1,473.9
Property and equipment, at cost:
Land	212.0	182.3
Buildings and improvements	2,011.7	1,739.3
Equipment	1,705.4	1,449.1
Construction in progress (estimated cost to complete and equip after December 31, 2006 $745.1)	238.8	226.3

	4,167.9	3,597.0
Accumulated depreciation	(1,227.7)	(1,012.8)

	2,940.2	2,584.2
Goodwill	1,359.7	1,301.6
Intangible assets, net of accumulated amortization	81.1	71.7
Investment in and advances to unconsolidated affiliates	242.9	204.8
Other	115.5	100.7

Total assets	$6,233.8	$5,736.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249.8	$197.5
Accrued salaries	127.0	126.8
Current portion of long-term debt	21.3	7.7
Current income taxes payable	—	17.1
Discontinued operations liabilities	—	3.1
Other current liabilities	203.4	163.1

	601.5	515.3
Long-term debt	1,684.1	1,695.8
Other liabilities	187.5	167.8
Commitments and contingencies	—	—
Deferred income taxes	193.5	201.9
Minority interests in equity of consolidated entities	340.8	228.4
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 88,339,049 and 86,373,170 shares issued and outstanding at December 31, 2006 and 2005, respectively	0.9	0.9
Additional paid-in capital	2,410.5	2,331.6
Unearned ESOP compensation	(6.9)	(10.4)
Accumulated other comprehensive loss	(7.6)	(1.6)
Accumulated earnings	829.5	607.2

Total stockholders’ equity	3,226.4	2,927.7

Total liabilities and stockholders’ equity	$6,233.8	$5,736.9

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in millions)

	Common Stock		Additional Paid-in	Unearned ESOP	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Loss	Earnings	Equity
Balance at January 1, 2004	75,633,354	$0.8	$1,904.6	$(17.2)	$(2.1)	$190.2	$2,076.3
Net income	—	—	—	—	—	191.0	191.0
Net change in minimum pension liability, net of income tax benefit of $0.8	—	—	—	—	(1.4)	—	(1.4)
Unrealized gain on marketable equity securities	—	—	—	—	0.1	—	0.1
Reclassification of gain on marketable equity securities included in net income	—	—	—	—	(0.1)	—	(0.1)
Net change in fair value of interest rate swaps, net of income tax provision of $1.1	—	—	—	—	1.8	—	1.8

Comprehensive income	—	—	—	—	—	—	191.4

Issuance of common stock under employee plans	361,643	—	10.4	—	—	—	10.4
Stock options exercised	2,211,027	—	39.7	—	—	—	39.7
Income tax benefit from stock options exercised	—	—	14.1	—	—	—	14.1
ESOP compensation earned	—	—	6.9	3.4	—	—	10.3
Share-based compensation expense	—	—	1.1	—	—	—	1.1

Balance at December 31, 2004	78,206,024	0.8	1,976.8	(13.8)	(1.7)	381.2	2,343.3
Net income	—	—	—	—	—	226.0	226.0
Net change in minimum pension liability, net of income tax benefit of $0.2	—	—	—	—	(0.2)	—	(0.2)
Net change in fair value of interest rate swaps, net of income tax provision of $0.3	—	—	—	—	0.3	—	0.3

Comprehensive income	—	—	—	—	—	—	226.1

Issuance of common stock, net of expenses	4,289,443	0.1	218.1	—	—	—	218.2
Issuance of common stock under employee plans	490,493	—	12.3	—	—	—	12.3
Stock options exercised	3,387,210	—	87.8	—	—	—	87.8
Income tax benefit from stock options exercised	—	—	23.9	—	—	—	23.9
ESOP compensation earned	—	—	10.7	3.4	—	—	14.1
Share-based compensation expense	—	—	2.0	—	—	—	2.0

Balance at December 31, 2005	86,373,170	0.9	2,331.6	(10.4)	(1.6)	607.2	2,927.7
Net income	—	—	—	—	—	222.3	222.3
Net change in foreign currency translation adjustment, net of income tax benefit	—	—	—	—	(0.1)	—	(0.1)

Comprehensive income	—	—	—	—	—	—	222.2

Adjustments to initially apply FASB Statement No. 158, net of income tax benefit of $3.4	—	—	—	—	(5.9)	—	(5.9)
Issuance of common stock under employee plans	1,076,171	—	14.0	—	—	—	14.0
Stock options exercised	889,708	—	23.6	—	—	—	23.6
Income tax benefit from stock options exercised	—	—	4.6	—	—	—	4.6
ESOP compensation earned	—	—	9.0	3.5	—	—	12.5
Share-based compensation expense	—	—	27.7	—	—	—	27.7

Balance at December 31, 2006	88,339,049	$0.9	$2,410.5	$(6.9)	$(7.6)	$829.5	$3,226.4

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in millions)

	2006	2005	2004
Cash flows from operating activities:
Net income	$222.3	$226.0	$191.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(14.4)	3.4	(59.0)
Provision for doubtful accounts	576.9	403.3	427.2
Depreciation and amortization	229.8	205.9	178.6
ESOP expense	12.5	14.1	10.3
Minority interests	22.0	11.5	1.4
Equity in earnings of unconsolidated affiliates	(43.5)	(35.0)	(20.5)
Gain on sales of assets	(6.0)	(0.4)	—
Deferred income tax provision (benefit)	(5.7)	12.2	3.3
Non-cash interest expense	3.4	4.0	5.8
Refinancing transaction costs	—	8.4	76.0
Non-cash share-based compensation expense	27.7	2.0	1.1
Excess tax benefits on share-based compensation	(1.7)	—	—
Increase (decrease) in cash from operating assets and liabilities (net of acquisitions):
Accounts receivable	(664.4)	(549.9)	(470.6)
Inventories and other assets	(91.8)	(16.9)	(14.0)
Accounts payable and other current liabilities	5.0	107.0	(7.5)
Other	31.3	24.0	35.0

Net cash provided by operating activities	303.4	419.6	358.1

Cash flows from investing activities:
Purchases of property and equipment	(461.8)	(393.7)	(436.0)
Distributions and advances from unconsolidated affiliates, net	1.8	20.3	12.7
Proceeds received on disposals of assets	117.1	50.5	230.5
Acquisitions, net of cash acquired of $5.1 and $0.6 for the years ended December 31, 2006 and 2005, respectively	(124.7)	(277.5)	(16.9)
Collections on notes receivable	—	15.9	—
Other	(0.3)	—	(0.2)

Net cash used in investing activities	(467.9)	(584.5)	(209.9)

Cash flows from financing activities:
Payments of issuance of long-term debt	(7.6)	(484.6)	(769.8)
Proceeds from issuance of long-term debt	—	520.0	675.0
Payment of debt issue costs	—	(6.4)	(8.7)
Payment of refinancing transaction costs	—	—	(65.8)
Proceeds from issuance of common stock	37.6	318.3	50.1
Excess tax benefits on share-based compensation	1.7	—	—
Contributions from minority partners, net of distributions	31.2	71.2	13.4

Net cash provided by (used in) financing activities	62.9	418.5	(105.8)

Change in cash and cash equivalents	(101.6)	253.6	42.4
Cash and cash equivalents at beginning of period	310.2	56.6	14.2

Cash and cash equivalents at end of period	$208.6	$310.2	$56.6

Cash paid for:
Interest	$117.0	$111.9	$117.7
Income taxes, net of refunds	$187.4	$77.2	$96.3

The accompanying notes are an integral part of the consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—MERGER AGREEMENT

On February 4, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Panthera Partners, LLC, a Delaware limited liability company (“Panthera Partners”), Panthera Holdco Corp., a Delaware corporation and a wholly-owned subsidiary of Panthera Partners (“Panthera Holdco,” and together with Panthera Partners, “Parent”), and Panthera Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Panthera Holdco (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by private investment funds affiliated with CCMP Capital Advisors, LLC and Goldman Sachs & Co. Our Board of Directors approved the Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of disinterested directors (the “Special Committee”).

At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us, Parent, any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law or any stockholders who enter into agreements with Parent to have their shares convert into equity of the surviving corporation, will be cancelled and converted into the right to receive $50.25 in cash, without interest.

We have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “go shop” provision pursuant to which we have the right to solicit and engage in discussions and negotiations with respect to competing acquisition proposals through March 16, 2007. In accordance with the Merger Agreement, our Board of Directors, through the Special Committee and with the assistance of its independent advisors, intends to solicit superior proposals during this period. There can be no assurance that the solicitation of superior proposals will result in an alternative transaction. During the go shop period, Parent does not have a contractual right to be advised of or match the terms of any superior proposal. After March 16, 2007, we may continue discussions with any “Excluded Party”, defined as a party that submits a bona fide acquisition proposal during the go shop period or with whom we are having ongoing discussions or negotiations as of the end of the go shop period regarding a bona fide acquisition proposal. No later than March 19, 2007, we are required to provide the identity of the Excluded Parties to Parent’s outside counsel that have entered into a customary non-disclosure agreement with the Company not to disclose such identity to Parent or its affiliates.

Except with respect to Excluded Parties, after March 16, 2007, we are subject to a “no shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions and negotiations with third parties. The no shop provision is subject to a “fiduciary out” provision that allows us to provide information and participate in discussions and negotiations with respect to third party acquisition proposals submitted after March 16, 2007 that the Board of Directors (following the recommendation of the Special Committee) believes in good faith to be bona fide and determines in good faith, after consultation with its financial advisors and outside counsel, constitute or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors (following the recommendation of the Special Committee) determines in good faith that it has received a superior proposal and that failure to terminate the Merger Agreement could violate its fiduciary duties, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $120 million to Parent, unless such termination is in connection with a superior proposal submitted by an Excluded Party, in which case we must pay a fee of $20 million to Parent and reimburse Parent for up to $20 million in out-of-pocket expenses. In certain other circumstances, the Merger Agreement provides for Parent or us to pay to the other party a fee of $120 million upon termination of the Merger Agreement.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Merger consideration, including any contemplated refinancing of debt and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—MERGER AGREEMENT (continued)

stockholders, expiration or termination of applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, the receipt of other required regulatory approvals and other customary closing conditions. The parties currently expect to close the transaction during the second quarter of 2007. Where this Annual Report on Form 10-K discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.

NOTE 2—ACCOUNTING POLICIES

Reporting Entity

Triad Hospitals, Inc. is one of the largest publicly owned hospital companies in the United States and provides healthcare services through hospitals and ambulatory surgery centers that we own and operate in small cities and selected urban markets primarily in the southern, midwestern and western United States. Our domestic hospital facilities include 53 general acute care hospitals and 13 ambulatory surgery centers located in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas and West Virginia. We have one general acute care hospital located in Dublin, Ireland. Included among our domestic hospital facilities is one hospital operated through a 50/50 joint venture that is not consolidated for financial reporting purposes and one hospital that is under construction. We are also a minority investor in three joint ventures that own seven general acute care hospitals in Georgia and Nevada. Through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we also provide management and consulting services to independent general acute care hospitals located throughout the United States.

Principles of Consolidation

The consolidated financial statements include our accounts and all affiliated subsidiaries and entities that we control through our direct or indirect ownership of a majority voting interest. All material intercompany transactions have been eliminated. Investments in entities which we do not control, but in which we have a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues

Our healthcare facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Revenues are recorded at estimated net amounts due from patients, third-party payers and others for healthcare services provided. We have multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated both systematically and manually, depending on the type of payer involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. In other systems, the contractual adjustments are determined manually using historical collections on each type of payer. Even for systems that record the expected reimbursement amount, there are still manual estimates based upon historical collections recorded for payers that are not significant or do not have specific contractual terms. All contractual adjustments, regardless of type of payer or method

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances for non-government payers have not historically been significant.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex, subject to interpretation and are routinely modified for provider reimbursement. All hospitals participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Our facilities have cost reporting year ends throughout our fiscal year. Settlements under reimbursement agreements with governmental payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. We had $4.0 million, $10.9 million and $2.9 million of net favorable governmental cost report settlements for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated net cost report settlements as of December 31, 2006 and 2005 were receivables of approximately $34.2 million and $15.0 million, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets.

Beginning in the fourth quarter of 2004, we implemented a self-pay discount program that offers discounts to uninsured patients based on personal financial criteria and means testing. The amount of the discount varies based on each patient’s financial condition. This self-pay discount program reduced revenue by approximately $92.7 million, $85.7 million and $9.7 million in 2006, 2005 and 2004, respectively, which we believe resulted in a similar reduction to the provision for doubtful accounts.

We implemented an additional component to our self-pay discount program during the second quarter of 2005. This additional component offers a discount for all uninsured patients based on the lowest managed care discount in each hospital location. This component of the self-pay discount program reduced revenues by approximately $97.6 million and $61.9 million in 2006 and 2005, respectively, which we believe resulted in a similar reduction to the provision for doubtful accounts.

Various state regulations require us to provide certain levels of charity care, which is not recorded as revenue. Our charity care policies related to these requirements vary by facility. The discounts related to these charity care requirements are not included in our self-pay discount programs.

Cash and Cash Equivalents

Cash equivalents consist of all investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the estimated net realizable amounts from Federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. The largest concentration of our patient accounts receivable is in uninsured accounts. These include both amounts due from fully uninsured patients and co-payments and deductibles for which insured patients are responsible. Each patient’s insurance coverage is verified as early as possible before a scheduled admission or procedure, including eligibility, benefits and authorization/pre-certification requirements, for all scheduled accounts so that patients can be notified of their estimated amounts due. Insurance coverage is verified within 24 hours for all urgent and direct admissions. Our policy is to write off accounts after all collection efforts have failed, typically no longer than one year after date of discharge. Approximately 42.3% and 39.5% of our accounts receivable at December

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

31, 2006 and 2005, respectively, were uninsured accounts. We are subject to significant credit risk if these payers’ ability to pay deteriorates.

We maintain allowances for doubtful accounts for estimated losses resulting from payers’ inability to make payments on accounts. We estimate our allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. We have multiple patient accounting systems, which could increase the time needed to analyze historical uninsured collection rates. We augment our estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. We recorded an allowance for doubtful accounts of approximately 72.2% and 62.1% of discounted billed uninsured receivables at December 31, 2006 and 2005, respectively.

Prior to the fourth quarter of 2005, we estimated our allowance for doubtful accounts using historical net write-offs of uncollectible accounts. We analyzed the ultimate collectibility of our accounts receivable after one year, using a regression analysis of the historical net write-offs to determine the amount of those accounts receivable that were ultimately not collected. The results of this analysis were then applied to the current accounts receivable to determine the allowance necessary for that period. The impact of our self-pay discounts was incorporated into the historical net write-offs and accounts receivable. This process, or “AR lookback”, is performed each quarter. The AR lookback was augmented by the analytical methods discussed above. Our self-pay discount programs, which reduced the amount of receivables recorded, distorted the results of the AR lookback leading management to rely on the procedures discussed above. Although the AR lookback is not currently used as the primary estimation tool, we continue to use it as a part of the estimation process. We will continue to perform the AR lookback process quarterly, but management anticipates it will be another 6 to 12 months before the impact of the self-pay discounts will be fully reflected in the historical write-offs. Once this happens, we anticipate using the AR lookback as the primary estimation tool for the allowance for doubtful accounts.

In 2006, after determining that uninsured collection rates had decreased substantially and reviewing the analytical methods discussed above, management revised its estimate of uncollectible accounts which increased the allowance to approximately 72.2% of discounted uninsured receivables from 62.1%. This resulted in an increase to the provision for doubtful accounts of approximately $44.4 million and a reduction to income from continuing operations of approximately $28.0 million, or $0.32 per diluted share, for 2006.

Over half of our facilities are located in the states of Alabama, Arkansas, Indiana, and Texas. We do not believe that there are any other significant concentrations of revenues from any particular geographic area that would subject us to any significant credit risks in the collection of our accounts receivable.

Inventories

Inventories of supplies are stated at the lower of cost (first-in, first-out) or market.

Physician Income Guarantees

We have entered into physician recruiting agreements under which we supplement physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended, typically three years, or the payments are required to be returned to us. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. We adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners”, or FIN 45-3, on January 1, 2006. FIN 45-3 requires that a liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

after January 1, 2006 and requires disclosure of the maximum amount that could be paid on all minimum revenue guarantees. For agreements entered into prior to the adoption of FIN 45-3, we recorded the payments to the physicians as an other asset and amortize the asset over the forgiveness period. As of December 31, 2006 and 2005, the unamortized portion of these physician income guarantees was $67.2 million and $63.1 million, respectively. For agreements entered into after the adoption of FIN 45-3, we record an asset and liability for the estimated fair value of the minimum revenue guarantees and amortize the asset from the beginning of the guarantee payment period through the end of the agreement. At December 31, 2006, the unamortized part of these physician income guarantees was $21.5 million.

Property, Equipment, and Other Amortizable Intangible Assets

Property and equipment are stated at the lower of cost or market. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

We capitalize costs associated with developing computer software for internal use under the provisions of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use”, or SOP 98-1. Under SOP 98-1, both direct internal and external costs incurred during the application development stage, excluding training costs, are capitalized.

Depreciation expense, computed using the straight-line method, was $223.2 million, $199.6 million and $172.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years.

Other amortizable intangible assets are comprised of acquired management contracts which are amortized using the straight-line method over a period of 15 years, acquired employment contracts which are amortized using the straight-line method over a period of two years and non-compete agreements which are amortized based on the terms of the respective contracts.

We have asset retirement obligations for the removal of asbestos at several of our facilities. These obligations are conditional, based on a portion of the facility undergoing major renovations. We have recognized liabilities for this obligation when the fair value can be reasonably estimated, which typically is when a settlement date of the obligation can be determined. The amounts of these liabilities are not significant. For the remainder of these obligations, the fair value cannot be reasonably estimated because there is an indeterminate settlement date of the liability.

We evaluate the carrying value of our property, equipment and amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS 144. Under SFAS 144, when events, circumstances and operating results indicate that the carrying value of certain property, equipment, and other amortizable intangible assets to be held and used might be impaired, we prepare projections of the probability-weighted undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. The fair value of assets held for sale is determined using estimated selling values. Indicators of potential impairment are typically beyond the control of management. If the probability-weighted cash flows become less favorable than those projected by management, impairments may be required. We recorded an impairment related to assets held for sale in 2005 (see NOTE 5).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill is the excess of the purchase price in an acquisition over the fair value of identifiable net assets acquired. We account for goodwill and other non-amortizable intangible assets under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment annually during the fourth quarter, or more frequently if certain indicators arise. Goodwill is reviewed at the reporting unit level, which is defined in SFAS 142 as an operating segment or one level below an operating segment. We have determined that the reporting unit for our owned operations segment is at the division level, which is one level below the segment. We determine the fair value of the reporting units using discounted future cash flows. If the fair value of the reporting unit is less than the carrying value, an indication of impairment exists. The amount of the impairment would be determined by estimating the fair values of the tangible and intangible assets and liabilities, with the remaining fair value assigned to goodwill. The amount of impairment would be the difference between the carrying amount of the goodwill and the fair value of goodwill. No impairment charges were recorded during the years ended December 31, 2006, 2005 and 2004 under the provisions of SFAS 142.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS 109. Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax provision consists of our current provision for Federal and state income taxes and the change in our deferred income tax assets and liabilities. While we have considered several items including ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event we were to determine that the realization of our deferred tax asset in the future is different than our net recorded amount, an adjustment to the income tax provision would be necessary.

Despite our belief that our tax return positions are accurate and supportable, we recognize that certain tax benefits claimed may be subject to challenge and may not be upheld under tax audit. To reflect the possibility that certain tax benefits may not be sustained, we establish tax reserves based on management’s judgment and adjust the tax reserves as required in light of new or changing facts and circumstances, such as the progress of a tax audit. Generally, the establishment of tax reserves increases the income tax provision in the reporting period in which such tax reserves are established. Any unfavorable adjustments to the tax reserves increase the income tax provision in that reporting period and any favorable adjustments to the tax reserves decrease the income tax provision in that reporting period. We established a tax reserve through goodwill from the purchase accounting entries for the Quorum acquisition. Any adjustment to this tax reserve as a result of a final settlement of the tax position would increase or decrease the value of the acquired goodwill instead of the income tax provision.

Self-Insured Liability Risks

We maintain professional malpractice liability insurance and general liability insurance in amounts which we believe to be sufficient for our operations, although it is possible that some claims may exceed the scope of the coverage in effect. Substantially all losses in periods prior to the spin-off are insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, and excess loss policies maintained by HCA. HCA has agreed to indemnify us in respect of claims covered by such insurance policies arising prior to the spin-off. After the spin-off, we obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

from other carriers which is subject to certain deductibles which we consider to be reasonable. The cost of general and professional liability coverage is based on insurance premiums paid and actuarially determined estimates for deductibles. The cost for the years ended December 31, 2006, 2005, and 2004 was approximately $72.3 million, $76.2 million and $90.1 million, respectively. Estimated liabilities for general and professional liability risks are actuarially determined and discounted using an interest rate of 5.5%. The estimated liability was $160.5 million and $144.8 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $37.0 million and $21.2 million, respectively, was recorded in other current liabilities and $123.5 million and $123.6 million, respectively, was recorded in other liabilities in the consolidated balance sheets.

In the fourth quarter of 2006, our semi-annual general and professional liability actuarial report showed approximately a $25 million reduction to the estimated liabilities. The reduction was from reduced claim payments and claim severity. We also had an increase in our estimated liabilities for general and professional liability insurance of $10.3 million in the second quarter of 2006 due to a reduction of the discount rate to 5.5% from 6.0% and changes in actuarial assumptions to accelerate claim payment patterns. These events resulted in a net reduction to our estimated liabilities of $14.7 million and increased income from continuing operations and net income by approximately $9.3 million, or $0.11 per diluted share.

For periods after the spin-off, we instituted our own self-insured programs for workers’ compensation and health insurance. Prior to the spin-off, we participated in self-insured programs for workers’ compensation and health insurance administered by HCA. HCA retained sole responsibility for all workers’ compensation and health claims incurred prior to the spin-off. The cost for these programs is based upon claims paid, plus an actuarially determined amount for claims incurred but not reported. Estimated liabilities for workers’ compensation were $24.2 million and $27.6 million at December 31, 2006 and 2005, respectively. Estimated liabilities for health claim liability risk were $18.7 million and $20.4 million at December 31, 2006 and 2005, respectively.

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

Share-Based Compensation Expense

We account for our share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, or SFAS 123R (see NOTE 12). Under this method, share-based compensation expense is recognized beginning January 1, 2006 for all share-based payments granted based on the grant date fair value, using estimated forfeitures. We adopted SFAS 123R effective January 1, 2006.

Reimbursable Expenses

Our wholly-owned subsidiary, QHR, recognizes revenue based on a contractually determined rate as services are performed, plus direct costs associated with the contract. The direct costs relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. The salaries and benefits of these employees are legal obligations of and are paid by QHR, and are reimbursed by the managed hospitals. The direct costs are recorded as revenues and reimbursable expenses in the consolidated statements of operations.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments

We account for our derivatives under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” or SFAS 133. SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features.

Business Combinations

We account for acquisitions under Statement of Financial Accounting Standards No. 141 “Business Combinations”, or SFAS 141. SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting, whereby all assets acquired, including identifiable intangibles and goodwill, and liabilities assumed are recorded at fair value. Results of operations for entities acquired are included in the consolidated results of operations beginning on the date of acquisition.

Discontinued Operations

We account for discontinued operations under SFAS 144. SFAS 144 requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the results of operations for current and prior periods are reclassified in a single caption titled discontinued operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 on January 1, 2007, and anticipate that we will reclassify amounts recorded in our deferred tax liabilities for uncertain tax positions to other liabilities upon adoption. We currently do not anticipate any material adjustments to the opening balance of retained earnings. FIN 48 also requires additional disclosures with respect to reserves related to tax uncertainties.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTING POLICIES (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 requires restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. We did not have a material impact on our results of operations or financial position from the adoption of SAB 108.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which is effective for financial statements beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have not evaluated all of the provisions of SFAS 159, but we do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 159.

NOTE 3—ACQUISITIONS

Effective November 1, 2006, an affiliate of ours acquired a hospital in Augusta, Georgia and immediately sold ownership interests in the acquiring entity to members of the medical staff of the hospital. The purchase price of the hospital was approximately $33.2 million including working capital. Our affiliate owns approximately a 65% interest in the venture and the physician owners own approximately a 35% interest in the venture. We received approximately $10 million from the physician owners in the venture.

Effective February 1, 2006, we closed under a definitive agreement to form a venture with a non-profit entity in Clarksville, Tennessee. We contributed approximately $25.6 million in cash for an 80% interest in the venture and the non-profit contributed the hospital’s current operations, including real estate and equipment, and received a 20% interest in the venture. The venture has begun building a replacement facility for which we would contribute an additional $125 million.

Effective February 1, 2006, we closed under a definitive agreement to form a venture with a non-profit entity in Massillon, Ohio. We contributed our current hospital in Massillon and approximately $11.4 million in cash for approximately a 59% interest in the venture and the non-profit entity contributed its hospital for approximately a 41% interest in the venture. In the second quarter of 2006, the non-profit entity exercised its option to sell a portion of its interest in the venture to us. We paid approximately $12.2 million and obtained an additional interest in the venture of approximately 21%, increasing our total interest to approximately 80%.

During 2006, we acquired certain non-hospital healthcare entities for approximately $42.3 million.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—ACQUISITIONS (continued)

The operations of the acquired entities are included in our operations from the effective dates of the transactions.

We have obtained appraisals and valuations on the assets and liabilities acquired and, based on these valuations, intangible assets of $13.6 million were recorded, of which $7.2 million was assigned to trade names that are not subject to amortization and $6.4 million was assigned to non-compete agreements that are being amortized over a five-year period. The acquired goodwill, based on the appraisals, totaled $67.0 million and has been assigned to the owned operations segment. Approximately $30.2 million of the acquired goodwill is anticipated to be deductible for tax purposes.

In 2006, we obtained an appraisal for a joint venture formed in the fourth quarter of 2005 in Birmingham, Alabama. Acquired intangible assets of $2.4 million were recorded in 2006, which were assigned to non-compete agreements that are being amortized over a five-year period. The acquired goodwill, which was assigned to the owned operations segment, was reduced in 2006 by $10.0 million.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

The goodwill allocated to our reportable segments is as follows (in millions):

	Owned Operations	Management Services	Corporate and Other	Total
Balance as of January 1, 2005	$1,140.6	$58.8	$—	$1,199.4

Goodwill acquired	106.6	—	—	106.6
Reduction to goodwill from minority interests acquired	(3.8)	—	—	(3.8)
Goodwill written off related to sales	(0.6)	—	—	(0.6)

Balance as of December 31, 2005	1,242.8	58.8	—	1,301.6

Goodwill acquired	67.0	—	—	67.0
Increase to goodwill from minority interests acquired	1.6	—	—	1.6
Purchase price adjustments for prior year acquisitions	(10.0)	—	—	(10.0)
Goodwill written off related to sales	(0.5)	—	—	(0.5)

Balance as of December 31, 2006	$1,300.9	$58.8	$—	$1,359.7

Intangible assets subject to amortization relate primarily to management contracts acquired in the management services segment. Amortization expense of intangible assets that still require amortization under SFAS 142 was $6.6 million, $6.3 million and $6.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Estimated amortization expense relating to these intangible assets over the next five years is as follows (in millions):

2007	$7.4
2008	$7.3
2009	$7.2
2010	$6.9
2011	$6.4

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (continued)

The gross carrying amount and accumulated amortization of amortizable intangible assets at December 31, 2006 and 2005 are as follows (in millions):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Management contracts	$79.0	$(29.8)	$79.0	$(24.6)
Other	11.7	(2.8)	2.9	(1.4)

Total	$90.7	$(32.6)	$81.9	$(26.0)

At December 31, 2006 and 2005 the carrying amount of intangible assets assigned to trade names that are not subject to amortization was $23.0 million and $15.8 million, respectively.

NOTE 5—DISCONTINUED OPERATIONS

Effective January 1, 2006, we closed on a definitive agreement to sell our hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. These facilities were reclassified to discontinued operations in the fourth quarter of 2005. We recognized a pre-tax gain on the sale in discontinued operations of $26.9 million. These facilities were a component of the owned operations segment.

On November 1, 2005, we closed on an agreement to sell our hospital in Searcy, Arkansas. At the time of disposal, we recorded a contingent liability relating to the sale of the facility. Management determined that the contingency was resolved and reversed the liability in the second quarter of 2006. A pre-tax gain of approximately $0.3 million was recognized in discontinued operations.

We closed under an agreement in May 2004 to sell certain assets related to our leased acute care hospital in Terrell, Texas. At the time of the disposal, we recorded $3.4 million in notes receivable. During the third quarter of 2006, the borrower defaulted on the first payment due under the notes. A reserve on the notes for the amount in excess of the estimated value of the collateral of approximately $1.4 million was recorded in discontinued operations.

The assets and liabilities of entities included in discontinued operations are presented in the consolidated balance sheets under the captions “Discontinued operations assets” and “Discontinued operations liabilities”. At December 31, 2006, all assets and liabilities included in discontinued operations were sold. The carrying amounts of the major classes of these assets and liabilities are as follows (in millions):

December 31, 2005
Assets
Accounts receivable, net	$17.6
Inventories	2.2
Other current assets	3.9
Property and equipment, net	40.5
Goodwill	3.3
Other assets	0.1

Total discontinued operations assets	$67.6

Liabilities
Accounts payable	$1.3
Accrued salaries	1.8

Total discontinued operations liabilities	$3.1

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—DISCONTINUED OPERATIONS (continued)

Revenues and income (loss) for the entities are included in the consolidated statements of operations as “Income (loss) from discontinued operations, net of tax”. The amounts for the years ended December 31 were as follows (in millions):

	2006	2005	2004
Revenues	$—	$169.3	$315.5

Pre-tax income (loss) from operations	(1.4)	(5.7)	5.8
Income tax (provision) benefit	0.5	1.9	(2.1)

	(0.9)	(3.8)	3.7
Impairment charge, net of tax benefit of $2.8 million for the year ended December 31, 2005	—	(4.7)	—
Gain on disposal, net of tax provision of $10.5 million, $1.3 million, and $39.9 million for the years ended December 31, 2006, 2005 and 2004, respectively	15.3	5.1	55.3

	$14.4	$(3.4)	$59.0

NOTE 6—INCOME TAXES

The income tax (provision) benefit from continuing operations for the years ended December 31 consists of the following (dollars in millions):

	2006	2005	2004
Current:
Federal	$(126.8)	$(118.0)	$(70.1)
State	(11.4)	(11.7)	(8.4)
Deferred:
Federal	5.2	(11.2)	(3.3)
State	0.5	(1.0)	—

	$(132.5)	$(141.9)	$(81.8)

We also had tax (provision) benefit from discontinued operations of $(10.0) million, $3.4 million and $(42.0) million for the years ended December 31, 2006, 2005 and 2004, respectively.

A reconciliation of the Federal statutory rate to the effective income tax rate from continuing operations follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.0	2.0	2.0
State tax rate change	—	—	(0.7)
Valuation allowance	1.0	—	—
Non-deductible ESOP expense	1.0	1.0	1.2
Other items, net	(0.1)	0.2	0.8

Effective income tax rate	38.9%	38.2%	38.3%

During the third quarter of 2004, we had a reduction of our marginal tax rate from 37.5% to 37.0% from state tax rate changes. We recorded a reduction to our income tax provision of approximately $1.5 million relating to an adjustment of our deferred tax assets and liabilities from the change in the marginal tax rate.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES (continued)

A summary of the items comprising the deferred tax assets and liabilities at December 31 follows (in millions):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$172.2	$—	$169.8
Accounts and other receivables	26.0	—	19.4	—
Foreign and state net operating loss carryforwards	16.3	—	14.3	—
Professional liability risks	59.7	—	55.3	—
Compensation reserves	43.2	—	26.3	—
Amortization and intangible asset basis differences	—	109.5	—	103.1
Investment basis difference	—	11.7	—	9.8
Prepaid expenses	—	6.3	—	5.7
Other	2.7	—	4.0	—

	147.9	299.7	119.3	288.4
Valuation allowances	(3.3)	—	(1.0)	—

	$144.6	$299.7	$118.3	$288.4

As part of the spin-off, we and HCA entered into a tax sharing and indemnification agreement (see NOTE 15). The tax sharing and indemnification agreement will not have an impact on the realization of our deferred tax assets or the payment of our deferred tax liabilities except to the extent that the temporary differences giving rise to such deferred tax assets and liabilities as of the spin-off are adjusted as a result of final tax settlements after the spin-off. In the event of such adjustments, the tax sharing and indemnification agreement will provide for certain payments between HCA and us as appropriate.

Deferred income taxes of $38.4 million and $31.8 million at December 31, 2006 and 2005, respectively, are included in current assets. Noncurrent deferred income tax liabilities totaled $193.5 million and $201.9 million at December 31, 2006 and 2005, respectively. Current and noncurrent deferred taxes totaled $155.1 million and $170.1 million net deferred tax liability at December 31, 2006 and 2005, respectively.

At December 31, 2006, state net operating loss carryforwards (expiring in years 2007 through 2025) available to offset future taxable state income approximated $475.7 million, representing approximately $15.5 million in deferred tax benefits. Utilization of net operating loss carryforwards in any one year may be limited and, in certain cases, result in a reduction of deferred tax assets. Based on available evidence, it is more likely than not that some portion of the state net operating loss carryforwards will not be realized, therefore, a valuation allowance of $2.5 and $1.0 million has been recorded as of December 31, 2006 and 2005, respectively.

At December 31, 2006, foreign net operating loss carryforwards (with no expiration date) available to offset future taxable income approximated $6.5 million representing approximately $0.8 million in deferred tax benefits. Based on available evidence, it is more likely than not that the foreign net operating loss carryforwards will not be realized, therefore, a valuation allowance of $0.8 million has been recorded as of December 31, 2006.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT

Components of long-term debt at December 31 (in millions):

	Carrying Amount		Fair Value
	2006	2005	2006	2005
Revolving Credit Line	$—	$—	$—	$—
Term Loan A	493.8	500.0	493.8	500.0
7% Senior Notes	600.0	600.0	601.5	610.5
7% Senior Subordinated Notes	600.0	600.0	605.3	598.5
Other	11.6	3.5	11.0	3.5

	1,705.4	1,703.5	$1,711.6	$1,712.5

Less current portion	21.3	7.7

	$1,684.1	$1,695.8

The Term Loan A presently bears interest at LIBOR plus 1.00% (6.35% at December 31, 2006) with principal amounts due through 2011, the 7% senior notes principal amounts are due in 2012 and the 7% senior subordinated notes principal amounts are due in 2013. The senior notes are callable, at our option, in May 2008 and the senior subordinated notes are callable, at our option, in November 2008 and, in both cases, are callable earlier at our option by paying a make-whole premium. At December 31, 2006, Triad had a $600.0 million line of credit which bears interest at LIBOR plus 1.00%. No amounts were outstanding under the revolving credit line at December 31, 2006. The revolving credit line matures in 2007. We had $16.1 million of letters of credit outstanding at December 31, 2006, which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line, including letters of credit outstanding under the revolving credit line, and our Term Loan A may increase or decrease depending upon our total leverage. The interest rate applicable to the credit facilities ranges from LIBOR plus 0.875% to LIBOR plus 1.75%, based on our total leverage ratio.

Our term loans and revolving lines of credit are collateralized by a pledge of substantially all of our assets other than real estate associated with the former Quorum facilities. The debt agreements require that we comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that our total leverage ratio not exceed 4.0x as of December 31, 2006. Our total leverage ratio at December 31, 2006 was approximately 2.27x. The indentures governing our other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. Our debt agreements and indentures contain change of control provisions. A change in control constitutes an event of default under our credit facility. Under our indentures, if a change in control occurs, each holder of our notes can require us to repurchase their notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. There are no events of default under our debt agreements or indentures in the event of a downgrade of our debt ratings. We currently are in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to our debt agreements, then the balances of the term loan and revolving credit line could become due and payable which could result in other debt obligations also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

We had net debt issue costs of $19.0 million and $22.4 million as of December 31, 2006 and 2005, respectively, recorded in other assets in the consolidated balance sheets. These costs are being amortized using the effective interest method over the lives of the related debt. Accumulated amortization of debt issue costs was $8.5 million and $5.1 million as of December 31, 2006 and 2005, respectively.

We use varying methods and significant assumptions to estimate fair values of long-term debt (see NOTE 2).

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LONG-TERM DEBT (continued)

A debt maturity schedule is as follows (in millions):

2007	$21.3
2008	37.5
2009	44.9
2010	213.5
2011	188.1
Thereafter	1,200.1

$1,705.4

NOTE 8—EQUITY INVESTMENTS

We own equity interests of 27.5% in Valley Health System LLC and 26.1% in Summerlin Hospital Medical Center LLC. Universal Health Systems has the majority interest in Valley Health System LLC and Summerlin Hospital Medical Center LLC. We own an equity interest of 38.0% in Macon Healthcare LLC. HCA has the majority interest in Macon Healthcare LLC. We also own a 50% interest in MCSA, LLC with our partner, SHARE Foundation, a not-for-profit foundation. We use the equity method of accounting for our investments in these entities. Summarized financial information of these entities is as follows (in millions):

Balance Sheet	December 31,
	2006	2005
Current assets	$202.8	$159.9
Non-current assets	568.9	569.0

	$771.7	$728.9

Current liabilities	$72.8	$71.5
Non-current liabilities	3.1	3.3
Members’ equity	695.8	654.1

	$771.7	$728.9

Income Statement	For the years ended December 31,
	2006	2005	2004
Revenues	$1,145.8	$1,036.4	$906.1

Net income	$139.5	$108.3	$59.0

NOTE 9—GUARANTEES

We have entered into physician recruiting agreements under which we supplement physician income to a minimum amount over a period of time while the physicians establish themselves in the community (see NOTE 2). Under the provisions of FIN 45-3, we recorded a liability for the fair value of minimum revenue guarantees on new agreements entered into after January 1, 2006. At December 31, 2006, we had liabilities for the minimum revenue guarantees entered into on or after January 1, 2006 of $14.8 million. At December 31, 2006, the maximum amount of all unpaid minimum revenue guarantees, including the minimum revenue guarantees entered into prior to January 1, 2006, was $58.9 million.

We have entered into agreements whereby we have guaranteed certain loans entered into by patients for whom services were performed at our facilities. All uninsured patients are eligible to apply for these loans. These loans are

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—GUARANTEES (continued)

provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. We would be obligated to repay the financial institutions if a patient fails to repay his or her loan. We could then pursue collections from the patient. We record a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 30.3% and 29.1% at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the amounts subject to the guarantees were $23.4 million and $23.6 million, respectively. We had accrued liabilities of $7.0 million and $6.8 million at December 31, 2006 and 2005, respectively, for the estimated loan defaults that would be covered under the guarantees.

FASB Interpretation No. 45, “Guarantor’s Accounting on Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires recognition of a liability for the estimated fair value of guarantee obligations entered into after January 1, 2003 and disclosure of the maximum amount that could be paid under all guarantee obligations. Prior to January 1, 2003, we entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into prior to January 1, 2003 was $2.0 million at December 31, 2006. Subsequent to January 1, 2003, we entered into agreements to guarantee the indebtedness of joint ventures accounted for by the equity method. A minimal amount was recorded for the fair value of the guarantees. The maximum amount of the guarantees entered into after January 1, 2003 was $1.7 million at December 31, 2006.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

We had entered into an interest rate swap agreement, which effectively converted a notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in January 2004. We had also entered into another interest rate swap agreement, which effectively converted an additional notional amount of $100 million of floating rate borrowings to fixed rate borrowings. The term of the interest rate swap expired in June 2005. The change in fair value of the interest rate swaps, net of income tax, was recognized through other comprehensive income.

NOTE 11—LEASES

We lease real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $116.8 million, $92.0 million and $78.0 million, respectively. Future minimum operating and capital lease payments are as follows at December 31, 2006 (in millions):

	Operating	Capital
2007	$64.3	$1.9
2008	55.0	1.4
2009	47.7	1.0
2010	36.5	0.8
2011	26.9	0.5
Thereafter	120.5	—

Total minimum payments	$350.9	5.6

Less amounts representing interest		(0.6)

Present value of minimum lease payments		$5.0

The following summarizes amounts related to equipment leased by us under capital leases at December 31 (in millions):

	2006	2005
Equipment	$7.2	$2.0
Accumulated amortization	(1.0)	(0.9)

Net book value	$6.2	$1.1

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SHARE-BASED COMPENSATION PLANS

At December 31, 2006, we had share-based compensation plans that, prior to January 1, 2006, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25 and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation”. APB 25 used the intrinsic value method to account for options granted to employees. Share-based compensation expense of $1.3 million was recognized in the consolidated statement of operations for restricted stock issued to non-employee members of the Board of Directors and an executive officer during the year ended December 31, 2005. No share-based compensation expense was recognized on options awarded to employees, as all unvested options were granted at exercise prices equal to the market value of the underlying common stock on the date of grant. We recorded $0.7 million in share-based compensation expense during the year ended December 31, 2005, relating to stock options granted to non-employees, deferred stock units, or DSUs, granted to non-employee members of the Board of Directors and shares issued under Triad’s Amended and Restated Management Stock Purchase Plan, or MSPP.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, share-based compensation expense is recognized beginning January 1, 2006 for all share-based payments granted prior to, but not yet vested at, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all share-based payments granted subsequent to January 1, 2006 at the grant date fair value, using estimated forfeitures. Prior periods have not been restated.

The following table illustrates the impact of adopting SFAS 123R on the consolidated statements of operations for the year ended December 31, 2006 (amounts in millions, except per share information):

Income from continuing operations before income tax provision	$(27.7)
Income from continuing operations	$(18.4)
Net income	$(18.4)

Basic income from continuing operations per share	$(0.21)
Basic net income per share	$(0.21)
Diluted income from continuing operations per share	$(0.21)
Diluted net income per share	$(0.21)

Prior to adopting SFAS 123R, we presented all benefits of tax deductions for share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the tax benefit in excess of compensation costs be classified as financing cash flows. As a result of adopting SFAS 123R, we reported a reduction of cash flows from operating activities and a corresponding increase to cash flows from financing activities of $1.7 million in the year ended December 31, 2006.

Our Amended and Restated Long-Term Incentive Plan, or LTIP, has 20,500,000 shares of our common stock reserved for issuance. The LTIP provides for grants of stock options, restricted stock and other equity-based awards to our officers, employees and directors. Awards of stock options granted under the LTIP are generally at an exercise price equal to the market value of our common stock at the date of grant, become exercisable over a four-year period and expire 10 years from the date of grant. The fair value of stock options granted under the LTIP is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of our common stock. The expected term is based on the historical exercise patterns of our stock options. Awards of restricted stock granted under the LTIP have a fair value equal to the market value of our common stock on the date of grant and generally vest over a four-year period except for awards of restricted stock granted to non-employee directors,

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SHARE-BASED COMPENSATION PLANS (continued)

which generally vest one year from the date of grant. We recorded $23.2 million in share-based compensation expense in the year ended December 31, 2006, for awards granted under the LTIP.

Our Outside Directors Stock and Incentive Compensation Plan, or Outside Directors Plan, has 750,000 shares of our common stock reserved for issuance. The Outside Directors Plan provides for grants of stock options and DSUs to non-employee members of the Board of Directors. Awards of stock options granted under the Outside Directors Plan are generally at an exercise price equal to the market value of our common stock at the date of grant, become exercisable over a four-year period and expire 10 years from the date of grant. The fair value of stock options granted under the Outside Directors Plan is estimated on the grant date using the Black-Scholes option pricing model. The Outside Directors Plan provides outside directors the option to elect to receive all or a portion (in 25% increments) of their annual retainer (excluding the annual stipend for the committee chairpersons) in DSUs that settle in shares of our common stock at the earlier of the fifth anniversary of the date of grant or the end of the director’s service on the Board of Directors, at the director’s election. If a director elects to receive DSUs, the number of DSUs granted in payment of all or a portion of the annual retainer is calculated based on the market value of our common stock on the date of grant. We recorded $0.9 million in share-based compensation expense in the year ended December 31, 2006 for awards granted under the Outside Directors Plan.

Our MSPP provides certain members of management an opportunity to purchase restricted shares of our common stock at a discount through payroll deductions over six month intervals. The restricted shares are granted at a 25% discount from the six-month average market price of the common stock on the date of grant. The vesting period is three years from the date of grant, and subject to certain exceptions, an employee forfeits the value of the discount and any appreciation in the stock if employment is terminated during the vesting period. The fair value of shares issued under the MSPP is estimated on the date of grant using the Black-Scholes option pricing model. We recorded $0.2 million in share-based compensation expense in the year ended December 31, 2006, for shares issued under the MSPP.

We have an Employee Stock Purchase Plan, or ESPP, which provides an opportunity to purchase shares of our common stock to all eligible employees at a discount through payroll deductions over six month intervals. The shares are issued at a 15% discount from the lower of the market price of our common stock at the beginning date of the plan period or the market price at the ending date of the plan period. The fair value of shares issued under the ESPP is estimated at the beginning of the plan period using the Black-Scholes option pricing model. We recorded $3.4 million in share-based compensation expense in the year ended December 31, 2006, for shares issued under the ESPP. We issued 392,026 shares under the ESPP during the year ended December 31, 2006.

The following weighted average assumptions were used in the Black-Scholes option pricing model for stock options granted for all plans during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Risk free interest rate	4.71%	3.54%	2.90%
Expected life	5 years	5 years	5 years
Expected volatility	20.6%	26.3%	41.5%
Expected dividend yield	—	—	—

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SHARE-BASED COMPENSATION PLANS (continued)

The following table illustrates the effect on income from continuing operations, net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to our share-based compensation plans prior to adoption of SFAS 123R:

	For the years ended December 31,
	2005	2004
Income from continuing operations, as reported	$229.4	$132.0
Add: Share-based compensation expense recorded	1.3	0.7
Less: Fair value share-based compensation expense	(21.0)	(21.1)

Pro forma	$209.7	$111.6

Net income, as reported	$226.0	$191.0
Add: Share-based compensation expense recorded	1.3	0.7
Less: Fair value share-based compensation expense	(21.0)	(21.1)

Pro forma	$206.3	$170.6

Basic income per share
Income from continuing operations, as reported	$2.80	$1.76
Add: Share-based compensation expense recorded	0.02	0.01
Less: Fair value share-based compensation expense	(0.26)	(0.28)

Pro forma	$2.56	$1.49

Net income, as reported	$2.76	$2.54
Add: Share-based compensation expense recorded	0.02	0.01
Less: Fair value share-based compensation expense	(0.26)	(0.28)

Pro forma	$2.52	$2.27

Diluted income per share
Income from continuing operations, as reported	$2.74	$1.72
Add: Share-based compensation expense recorded	0.02	0.01
Less: Fair value share-based compensation expense	(0.20)	(0.25)

Pro forma	$2.56	$1.48

Net income, as reported	$2.70	$2.49
Add: Share-based compensation expense recorded	0.02	0.01
Less: Fair value share-based compensation expense	(0.20)	(0.25)

Pro forma	$2.52	$2.25

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SHARE-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under our share-based compensation plans at December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	8,001,692	$33.04
Granted	59,200	$38.35
Exercised	(889,708)	$26.57
Cancelled	(265,714)	$38.23

Outstanding at December 31, 2006	6,905,470	$33.81	7.1	$56,755,240

Exercisable at December 31, 2006	4,321,007	$31.28	6.3	$45,919,613

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $10.95, $13.08 and $14.24 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $13.2 million, $64.9 million and $38.5 million, respectively.

A summary of our non-vested shares at December 31, 2006 is presented below:

	Restricted Stock		MSPP Shares		DSUs
	Shares	Weighted Average Grant-date Fair Value	Shares	Weighted Average Grant-date Fair Value	Shares	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2006	120,000	$49.42	85,086	$10.68	23,488	$33.03
Granted	686,100	$40.77	22,505	$11.67	6,199	$41.12
Vested	(20,000)	$49.42	(28,401)	$9.01	(6,263)	$28.74
Cancelled	(24,750)	$40.85	(5,972)	$10.73	—	—

Non-vested at December 31, 2006	761,350	$41.90	73,218	$11.09	23,424	$36.31

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $26.4 million, $32.3 million and $25.4 million, respectively. On February 8, 2007, we granted 743,756 shares of restricted stock to employees with a fair value on the grant date of $49.61 per share.

At December 31, 2006, there was $43.6 million of total unrecognized share-based compensation expense related to our non-vested share-based compensation plans that is expected to be recognized over a contractual weighted average period of 2.3 years. Any unrecognized share-based compensation expense will generally be accelerated upon a closing under the Merger Agreement (see NOTE 1).

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $23.6 million, $87.8 million and $39.7 million, respectively. The actual tax benefit realized for the tax deductions of the share-based payment arrangements for the year ended December 31, 2006, 2005 and 2004 was $5.7 million, $24.2 million and $14.3 million, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—RETIREMENT PLANS

We have established an Employee Stock Ownership Plan, or ESOP, for substantially all of our employees. In 1999, the ESOP purchased, at fair market value, 3,000,000 shares of our common stock. The purchase was primarily financed by the ESOP issuing a promissory note to us, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. We make contributions to the ESOP which the ESOP uses to repay the loan. Our stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

The loan to the ESOP is recorded in unearned ESOP compensation in the consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Recognition of ESOP expense is based on the average market price of shares committed to be released to participants. Shares are deemed to be committed to be released ratably during each period as the employees perform services. The difference between average market price and cost of the shares is shown as a change in additional paid-in capital. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. We recognized ESOP expense of $12.5 million, $14.1 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and the unearned ESOP compensation was $6.9 million and $10.4 million at December 31, 2006 and 2005, respectively.

The ESOP shares as of December 31, 2006 were as follows:

Shares released	2,100,000
Shares committed to be released	300,000
Unreleased shares	600,000

Total ESOP shares	3,000,000

Fair value of unreleased shares	$25.1 million

We have a defined contribution retirement plan which covers substantially all employees. Benefits are determined primarily as a percentage of a participant’s annual income, less contributions to the ESOP. These benefits are vested over specific periods of employee service. We have also instituted a contributory benefit plan which is available to employees who meet certain minimum requirements. The plan requires that we match 50% of a participant’s contribution up to certain maximum levels. We recorded expense under these plans of $47.5 million, $43.7 million and $38.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Contributions to the retirement plan are funded annually. Our contributions to the contributory benefit plan are funded periodically during the year.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—RETIREMENT PLANS (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” or SFAS 158, which is effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors financial statements. Changes in the funding status are reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations are also required. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsor’s fiscal year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 on December 15, 2006, and the adoption did not have a material impact on our results of operations or financial position.

We have a defined benefit retirement plan for the unionized employees at one of our hospitals. A minimum pension liability is required when the actuarial present value of the projected benefits exceeds the fair value of plan assets. The change in the minimum pension liability, net of income tax, is recognized through other comprehensive income. We have a minimum pension liability of $2.6 million at December 31, 2006. Net pension costs for the years ended December 31, 2006, 2005 and 2004 were not significant.

We adopted a Supplemental Executive Retirement Plan, or SERP, effective September 1, 2005, that provides select senior management with certain benefits upon retirement, death or disability. Generally, to be eligible for normal retirement benefits under the SERP, a participant must complete 12 continuous years of service, attain age 60 and be credited with at least 3 years of service after plan adoption. Benefits are determined primarily as a percentage of a participant’s average annual compensation during the last three completed calendar years of employment and are payable in a lump sum to the participant. Death benefits payable to a surviving spouse are equal to one-half of the benefit that would have been paid to the participant. A minimum pension liability is required when the actuarial present value of the projected benefits exceeds the fair value of plan assets. Upon a change in control, benefits fully vest and, if permitted by applicable regulations, become payable immediately in a lump sum. If not so permitted, change in control benefits become payable in a lump sum upon termination of employment and attainment of age 55. At December 31, 2006 and 2005, we recorded a minimum pension liability in other long-term liabilities of $12.5 million and $7.7 million, respectively. We have established a rabbi trust, the assets of which are not assets of the SERP, to fund the payment of benefits under the SERP. At December 31, 2006, we had funded $3.2 million into the trust.

At December 31, 2006, as a result of adopting SFAS 158, we recorded a reduction of other assets of $6.5 million, an increase of $2.8 million in other long-term liabilities and a decrease of $5.9 million in accumulated other comprehensive income, net of income tax benefit of $3.4 million.

At December 31, 2006, the amounts recorded in other comprehensive income that have not been recognized as components of net periodic benefit cost are as follows (in millions):

Net transition obligation	$8.3
Net actuarial loss	1.1
Prior service cost	(0.1)

9.3
Less income tax benefit	(3.4)

$5.9

Approximately $0.6 million of the net transition obligation is expected to be recognized as a component of net periodic benefit cost in 2007.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to our ESOP and unvested restricted shares issued under our share-based compensation plans. Diluted weighted average shares outstanding are calculated by adjusting basic weighted shares outstanding by all potentially dilutive stock options and unvested restricted stock. For the years ended December 31, 2006, 2005 and 2004, options outstanding of 35,250, 1,751,250 and 174,250, respectively, were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares are as follows:

	For the years ended December 31,
	2006	2005	2004
Weighted average shares exclusive of unreleased ESOP shares and unvested restricted shares	86,156,434	81,851,961	75,046,662
Average of ESOP shares committed to be released	150,000	150,000	150,000

Basic weighted average shares outstanding	86,306,434	82,001,961	75,196,662

Effect of dilutive securities – share-based compensation plans	846,585	1,601,398	1,401,263

Diluted weighted average shares outstanding	87,153,019	83,603,359	76,597,925

NOTE 15—AGREEMENTS WITH HCA

We have entered into distribution and other related agreements governing the spin-off from HCA and our subsequent relationship with HCA. These agreements provide certain indemnifications for the parties and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the spin-off.

HCA and we have entered into a distribution agreement providing for certain arrangements among HCA and us subsequent to the date of the spin-off. The distribution agreement generally provides that we will be financially responsible for liabilities arising out of or in connection with our assets and entities. The distribution agreement provides, however, that HCA will indemnify us for any losses which it incurs arising from certain governmental investigations of certain of HCA’s business practices. HCA will not indemnify us for losses relating to any acts, practices and omissions engaged in by us after the date of the spin-off, whether or not we are indemnified for similar acts, practices and omissions occurring prior to the date of the spin-off.

HCA and we have entered into a tax sharing and indemnification agreement, which allocates tax liabilities among HCA and us, and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the spin-off as a tax-free transaction. Generally, HCA will be responsible for taxes that are allocable to periods prior to the spin-off, and HCA and we will each be responsible for our own tax liabilities (including our allocable share of taxes shown on any consolidated, combined or other tax return filed by HCA) for periods after the spin-off. The tax sharing and indemnification agreement prohibits us from taking actions that could jeopardize the tax treatment of either the spin-off or the internal restructuring of HCA that preceded the spin-off, and requires us to indemnify HCA for any taxes or other losses that result from any such actions.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES

False Claims Act Litigation

As a result of our ongoing discussions with the government prior to our merger with Quorum on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. We are vigorously defending this matter and have filed a motion to dismiss, which is pending before the court. While we currently believe that we have no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time, we cannot predict the final effect or outcome of the complaint.

On May 18, 2004, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff has appealed the dismissal, and we intend to vigorously contest the appeal.

On April 26, 2005, we received a copy of a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at a hospital in Pennsylvania managed by QHR. The Federal government elected not to intervene in this case and the complaint was recently unsealed. While we intend to vigorously defend this matter, we are not yet able to form a view as to the probable liability for any of the claims alleged in the complaint.

Our merger agreement with Quorum will not provide us indemnification in respect of the qui tam complaints and investigations described above. If we incur material liabilities as a result of qui tam litigation or governmental investigations, these matters could have a material adverse effect on our business, financial condition, results of operations or prospects.

At this time we cannot predict the final effect or outcome of the ongoing investigations or qui tam actions. If violations of Federal or state laws relating to Medicare, Medicaid or other government programs are found, then we may be required to pay substantial fines and civil and criminal damages and also may be excluded from participation in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts paid to settle any of these matters may be material. Agreements entered into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

From time to time, we may be the subject of additional investigations or a party to additional litigation, including qui tam, actions alleging violations of law. We may not know about those investigations or about qui tam actions filed against us unless and to the extent such are unsealed. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—CONTINGENCIES (continued)

Income Taxes

The Internal Revenue Service, or IRS, has concluded an examination of the Federal income tax returns for our short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report, known as a 30-Day Letter, with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of three qui tam cases that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in our payment of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

We believe our reporting of the deductions with respect to the settlement of the three qui tam cases was appropriate. Accordingly, on June 9, 2006, we filed a protest to the 30-Day Letter to contest the proposed adjustments and the matter has since been referred to the IRS Appeals Office. In the opinion of management, even if the IRS proposed adjustments were sustained, the adjustments would not have a material effect on our results of operations or financial position.

In the opinion of management, the settlements did not have a material impact on our results of operations or financial position.

General Liability Claims

QHR, The Intensive Resource Group, or IRG, a subsidiary of QHR, and we are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. QHR, IRG and we have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against QHR, IRG and us, and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. QHR, IRG and we have appealed such judgment. We have reserved $5.9 million in respect of this judgment.

Between February 5, 2007 and February 8, 2007, four putative class action petitions were filed on behalf of alleged public stockholders of the Company in the District Court of Collin County, Texas, naming, among others, the Company and members of the Company’s Board of Directors. The petitions allege, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value. Among other things, the petitions seek to enjoin the Company and the directors from consummating the Merger. The Company believes that the claims asserted in these actions are without merit and intends to defend these suits vigorously.

We are subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions the claimants may seek punitive damages against us, which are usually not covered by insurance. It is management’s opinion that the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on our results of operations or financial position.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT INFORMATION

Through our affiliates, we operate hospitals and related healthcare entities. For the years ended December 31, 2006, 2005 and 2004, approximately 29.5%, 31.2%, and 30.6%, respectively, of our revenues related to patients participating in the Medicare program.

We have structured our operations into two segments. The owned operations segment includes our acute care hospitals and related healthcare entities. The management services segment provides executive management services to independent acute care hospitals.

The distribution of our revenues, Adjusted EBITDA (which is used by management for operating performance review, see (a)) and assets is summarized in the following tables (dollars in millions):

	For the years ended December 31,
Revenues:	2006	2005	2004
Owned operations	$5,424.2	$4,632.7	$4,106.7
Management services	112.8	114.0	111.3
Corporate and other	0.9	0.6	—

	$5,537.9	$4,747.3	$4,218.0

Adjusted EBITDA (a):	2006	2005	2004
Owned operations	$781.8	$773.8	$650.0
Management services	19.0	21.6	10.9
Corporate and other	(106.8)	(83.0)	(69.7)

	$694.0	$712.4	$591.2

		December 31,
Assets:		2006	2005
Owned operations		$5,693.4	$5,118.6
Management services		123.1	124.5
Corporate and other		417.3	493.8

		$6,233.8	$5,736.9

Adjusted EBITDA for owned operations includes equity in earnings of unconsolidated affiliates of $43.5 million, $35.0 million and $20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SEGMENT INFORMATION (continued)

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes follows (in millions):

	For the years ended December 31,
	2006	2005	2004
Total Adjusted EBITDA for reportable segments	$694.0	$712.4	$591.2

Depreciation	223.2	199.6	172.3
Amortization	6.6	6.3	6.3
Interest expense	115.3	110.6	113.7
Interest income	(20.0)	(9.0)	(2.6)
Refinancing transaction costs	—	8.4	76.0
ESOP expense	12.5	14.1	10.3
Gain on sales of assets	(6.0)	(0.4)	—
Minority interests in earnings of consolidated entities	22.0	11.5	1.4

Income from continuing operations before income taxes	$340.4	$371.3	$213.8

(a)	Adjusted EBITDA is defined as earnings before depreciation, amortization, interest expense, interest income, refinancing transaction costs, ESOP expense, gain on sales of assets, minority interests in earnings of consolidated entities, income tax provision and discontinued operations. Adjusted EBITDA is commonly used by lenders and investors to assess leverage capacity, debt service ability and liquidity. Many of our debt covenants use Adjusted EBITDA, or a modification of Adjusted EBITDA, in financial covenant calculations. Adjusted EBITDA is used by management to evaluate financial performance and resource allocation for each facility and for us as a whole. Adjusted EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

NOTE 18—COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, as of December 31 are as follows (in millions):

	2006	2005
Foreign currency translation adjustment	$0.1	$—
Unrecognized net periodic benefit costs	7.5	1.6

	$7.6	$1.6

NOTE 19—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

A summary of other current liabilities as of December 31 follows (in millions):

	2006	2005
Due to HCA	$1.4	$0.9
Employee retirement plan	32.0	27.8
Taxes, other than income	34.2	29.1
Accrued interest	10.9	10.7
Self-insured employee benefit programs	39.5	42.1
Current portion of professional liability risk	37.0	21.2
Deferred income	4.1	3.6
Litigation settlement	5.9	5.9
Physician income guarantees	14.8	—
Other	23.6	21.8

	$203.4	$163.1

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS (continued)

A summary of activity in our allowances for doubtful accounts follows (in millions):

	Balances at Beginning of Period	Additions Charged To Expense	Additions/ (Recoveries) Charged to Expense for Discontinued Operations	Accounts Written off, Net of Recoveries	Acquisitions	Balances at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2004	$247.2	$427.2	$43.4	$(408.4)	$1.9	$311.3
Year ended December 31, 2005	$311.3	$403.3	$27.3	$(486.9)	$37.8	$292.8
Year ended December 31, 2006	$292.8	$576.9	$(0.5)	$(467.2)	$14.3	$416.3

We retained certain working capital items, including accounts receivable, on certain facilities included in discontinued operations.

NOTE 20—COSTS OF SALES

The following tables show the line items in the consolidated statements of operations that are considered costs of sales (in millions):

	For the year ended December 31, 2006
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$2,233.1	$66.1	$2,167.0
Reimbursable expenses	49.7	—	49.7
Supplies	957.9	0.4	957.5
Other operating expenses	1,069.8	40.3	1,029.5
Provision for doubtful accounts	576.9	—	576.9
Depreciation	223.2	3.3	219.9
Amortization	6.6	—	6.6

Total	$5,117.2	$110.1	$5,007.1

	For the year ended December 31, 2005
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$1,940.2	$44.4	$1,895.8
Reimbursable expenses	51.1	—	51.1
Supplies	801.3	0.5	800.8
Other operating expenses	874.0	38.5	835.5
Provision for doubtful accounts	403.3	—	403.3
Depreciation	199.6	2.7	196.9
Amortization	6.3	—	6.3

Total	$4,275.8	$86.1	$4,189.7

TRIAD HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—COSTS OF SALES (continued)

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

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by our management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2006
	First		Second		Third		Fourth
Revenues	$1,369.2		$1,378.1		$1,373.1		$1,417.5
Income from continuing operations	$67.9		$60.0	(b)	$40.7	(c)	$39.3	(d)
Net income	$83.1	(a)	$60.1	(b)	$39.8	(c)	$39.3	(d)
Basic income from continuing operations per share	$0.79		$0.70	(b)	$0.47	(c)	$0.45	(d)
Basic net income per share	$0.97	(a)	$0.70	(b)	$0.46	(c)	$0.45	(d)
Diluted income from continuing operations per share	$0.79		$0.69	(b)	$0.47	(c)	$0.45	(d)
Diluted net income per share	$0.96	(a)	$0.69	(b)	$0.46	(c)	$0.45	(d)

	2005
	First		Second		Third		Fourth
Revenues	$1,153.1		$1,167.3		$1,160.9		$1,266.0
Income from continuing operations	$63.9		$51.2	(e)	$55.3		$59.0
Net income	$66.2		$58.9	(e)	$46.3	(f)	$54.6	(g)
Basic income from continuing operations per share	$0.82		$0.64	(e)	$0.65		$0.69
Basic net income per share	$0.85		$0.74	(e)	$0.54	(f)	$0.64	(g)
Diluted income from continuing operations per share	$0.80		$0.62	(e)	$0.64		$0.68
Diluted net income per share	$0.83		$0.72	(e)	$0.53	(f)	$0.63	(g)

(a)	During the first quarter of 2006, we recorded a pre-tax gain on a sale of assets of $25.8 million.
(b)	During the second quarter of 2006, we recorded a $10.3 million pre-tax change in estimate to increase our estimated liabilities for general and professional insurance.
(c)	During the third quarter of 2006, we recorded a pre-tax change in estimate of $15.0 million to increase our allowance for doubtful accounts.
(d)	During the fourth quarter of 2006, we recorded a pre-tax change in estimate of $29.4 million to increase our allowance for doubtful accounts and a $25.1 million pre-tax change in estimate to reduce our estimated general and professional liabilities.
(e)	During the second quarter of 2005, we recorded an $8.4 million pre-tax charge related to refinancing transaction costs.
(f)	During the third quarter of 2005, we recorded a $7.5 million pre-tax charge in discontinued operations related to impairment of certain long-lived assets.
(g)	During the fourth quarter of 2005, we recorded a $1.7 million pre-tax loss related to the sale of one hospital.