Form 10-K/A
period 2006-12-31
TRIAD HOSPITALS INC
filed 2007-04-30
CIK 1074771

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

As of April 15, 2007, 89,197,242 shares of common stock $0.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TRIAD HOSPITALS, INC.

INDEX TO FORM 10-K/A

This Form 10-K/A constitutes Amendment No. 1 to the Triad Hospitals, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Form 10-K”). This Amendment No. 1 is being filed to include the responses to the items required by Part III previously contemplated to be incorporated by reference and certain disclosures required by the applicable standards of the New York Stock Exchange previously intended to be included in the Company’s annual proxy statement.

This Amendment No. 1 on Form 10-K/A does not modify or update the disclosures in the Original Form 10-K in any way other than as required to reflect the amendments described above. All other information in the Original Form 10-K remains unchanged. Capitalized terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following information regarding our directors is as of March 1, 2007.

Class I Directors—Term Will Expire in 2009

Name	Age	Current Position
Barbara A. Durand, R.N., Ed.D.	69	Director
Donald B. Halverstadt, M.D.	72	Director
Dale V. Kesler	68	Director
Harriet R. Michel	64	Director

Class II Directors—Term Will Expire in 2007

Name	Age	Current Position
Nancy-Ann DeParle	50	Director
Michael K. Jhin	57	Director
Gale E. Sayers	63	Director
James D. Shelton	53	Chairman, President and Chief Executive Officer

Class III Directors—Term Will Expire in 2008

Name	Age	Current Position
William J. Hibbitt	56	Director
Thomas G. Loeffler, Esq.	60	Director
Michael J. Parsons	51	Executive Vice President and Chief Operating Officer
Uwe E. Reinhardt, Ph.D.	69	Director

Set forth below is a description of the background of each of the directors of the Company.

Nancy-Ann DeParle has served as a director of the Company since 2001. Currently, Ms. DeParle is a Managing Director at CCMP Capital Advisors, LLC. From May 2001 through August 2006, she was a Senior Advisor to J.P. Morgan Partners, LLC. From November 1997 through October 2000, she served as the Administrator of the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services. Prior to that time, she served as Associate Director of Health and Personnel at the White House Office of Management and Budget. Ms. DeParle is a director of Cerner Corporation, DaVita, Inc. and Boston Scientific Corporation.

Barbara A. Durand, R.N., Ed.D. has served as a director of the Company since 2000. Dr. Durand is Professor and Dean Emeritus of the Arizona State University College of Nursing (“ASUCN”). She served as Dean of ASUCN from 1993 to 2004. Prior to such time, she was Professor and Chairperson in the Department of Maternal-Child Nursing, Rush University, Rush-Presbyterian-St. Luke’s Medical Center, and Professor in the School of Nursing, University of California San Francisco. Dr. Durand is a fellow of the American Academy of Nursing.

Donald B. Halverstadt, M.D. has served as a director of the Company since 2000. Dr. Halverstadt is the senior physician of the Pediatric Urology Service at the Children’s Hospital of Oklahoma, University of Oklahoma Health Sciences Center. He served as Chief of the Pediatric Urology Service from 1967 to 2004. Dr. Halverstadt is the former Chairman of the University of Oklahoma Board of Regents, of which he was a member from 1993 to 2000, and the former Chairman (twice) of the Oklahoma State Regents for Higher Education, of which he was a member from 1988 to 1993. Dr. Halverstadt is the Vice Chairman and member of the Board of Governors of the OU Medical Center Hospital System, a member of the corporate Board of Trustees of the Presbyterian Health Foundation and a director of BancFirst Corporation of Oklahoma. He was formerly a director of Lincoln National Bank from 1984 to 2002.

William J. Hibbitt has served as a director of the Company since 2006. Mr. Hibbitt served as a partner in KPMG LLP from 1982 until his retirement in February 2006. Mr. Hibbitt served in various capacities with KPMG, most recently as partner in charge of expatriate services. Mr. Hibbitt also served as Vice Chairman of Tax Operations responsible for KPMG’s U.S. tax practice from May 2002 through March 2004. KPMG LLP, a member of KPMG International, a Swiss Cooperative, provides audit, tax and advisory services.

Michael K. Jhin has served as a director of the Company since 2004. Mr. Jhin is Chief Executive Officer Emeritus of St. Luke’s Episcopal Health System (“SLEHS”), a healthcare system located in Houston, Texas. From 1997 through 2003, Mr. Jhin served as President and Chief Executive Officer of SLEHS; during this period, Mr. Jhin served five years as a commissioner on the board of the Joint Commission on Accreditation of Healthcare Organizations. From 1990 through 2000, he also served as President and Chief Executive Officer of SLEHS’ flagship hospital. Mr. Jhin is a director of EGL, Inc., an international freight company.

Dale V. Kesler has served as a director of the Company since 1999. Mr. Kesler served as a partner at Arthur Andersen LLP until April 1996 and as Managing Partner of Arthur Andersen’s Dallas/Fort Worth office from 1983 to 1994. Mr. Kesler is the Chairman of the Board of CellStar Corporation and a director of Aleris International, Inc.

Thomas G. Loeffler, Esq. has served as a director of the Company since 1999. Mr. Loeffler is the founder, chairman and senior partner of the law firm of Loeffler Tuggey Pauerstein Rosenthal LLP and The Loeffler Group, the government affairs practice of the firm, with offices in San Antonio and Austin, Texas and Washington, D.C. From May 2001 until November 2004, he served as a partner in the law firm of Loeffler, Jonas & Tuggey, LLP, and from June 1993 to April 30, 2001, Mr. Loeffler served as a partner at the law firm of Arter & Hadden LLP. Mr. Loeffler served as a member of the U.S. House of Representatives from 1979 to 1987. Mr. Loeffler is a member of the Chancellor’s Council of the University of Texas System and a member of the Board of Trustees of the University of Texas School of Law Foundation. He is a former Chairman and Vice Chairman of the University of Texas System Board of Regents.

Harriet R. Michel has served as a director of the Company since 2004. Currently, Ms. Michel is President of the National Minority Supplier Development Council (“NMSDC”), a private non-profit organization that expands business opportunities for minority-owned companies of all sizes. Before joining NMSDC in September 1988, she was a resident fellow at the Institute of Politics, Kennedy School of Government, Harvard University. Prior to that time, she was President and Chief Executive Officer of the New York Urban League.

Michael J. Parsons has served as Executive Vice President and Chief Operating Officer and a director of the Company since the date of the Company’s spin-off from Columbia/HCA Healthcare Corporation, now known as HCA Inc. (“HCA”), on May 11, 1999. From January 1998 through May 1999, he served as the Chief Operating Officer of the Pacific Group of HCA. Prior to that time, Mr. Parsons served as Chief Financial Officer of the Central Group of HCA from July 1994 until January 1998; and Chief Financial Officer of the Central Group of National Medical Enterprises, Inc. (now known as Tenet Healthcare Corporation) prior thereto. Mr. Parsons is a past Chairman of the Board of Directors of the Federation of American Hospitals.

Uwe E. Reinhardt, Ph.D. has served as a director of the Company since 1999. Currently, Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University. Dr. Reinhardt is a member of the Board of Trustees of Duke University, Duke University Health System, H&Q Healthcare Investors and H&Q Life Sciences Investors, a member of the External Advisory Panel for Health, Nutrition and Population, the World Bank, and a director of Boston Scientific Corporation and Amerigroup Corporation.

Gale E. Sayers has served as a director of the Company since 1999. Currently, Mr. Sayers is President and CEO of Sayers 40, Inc., a national provider of customized technology solutions to commercial and healthcare accounts that he co-founded in 1984. Mr. Sayers manages Sayers and Sayers Enterprises, a sports marketing and public relations firm. Mr. Sayers is a director of American Century Mutual Funds.

James D. Shelton has served as Chairman of the Board, President and Chief Executive Officer of the Company since the date of the Company’s spin-off from HCA on May 11, 1999. From January 1998 through May 1999, he served as the President of the Pacific Group of HCA. Mr. Shelton served as President of the Central Group of HCA from June 1994 until January 1998; Executive Vice President of the Central Division of National Medical Enterprises, Inc. (now known as Tenet Healthcare Corporation) from May 1993 to June 1994; and Senior Vice President of Operations of National Medical Enterprises, Inc. prior to May 1993.

Identification of Executive Officers

The following information regarding each of our executive officers who is not a member of the Board of Directors is as of March 1, 2007. Information regarding each of Messrs. Shelton and Parsons, who are members of the Board of Directors, is set forth above under “—Identification of Directors.”

Name	Age	Current Position
William L. Anderson	57	Division President
James R. Bedenbaugh	58	Senior Vice President and Treasurer
Thomas H. Frazier, Jr.	49	Senior Vice President of Administration and Acting Chief Compliance Officer
Christopher A. Holden	42	Division President
Rebecca Hurley	52	Senior Vice President, General Counsel and Secretary
William R. Huston	52	Senior Vice President of Finance
W. Stephen Love	55	Senior Vice President and Chief Financial Officer
Nicholas J. Marzocco	52	Division President
G. Wayne McAlister	60	Division President
Daniel J. Moen	55	Executive Vice President of Development
Marsha D. Powers	53	Division President

William L. Anderson has served as a Division President of the Company since April 2001. From October 1997 through April 2001, he served as President, Midwest Region of Quorum Health Group, Inc. (“Quorum”), which merged into Triad on April 27, 2001. From September 1995 until October 1997, he served as Chief Executive Officer of Lutheran Hospital of Indiana, a general acute care hospital owned by Quorum and located in Fort Wayne, Indiana. From September 1987 until September 1995, he served as Chief Executive Officer of Medical Center of Baton Rouge, a general acute care hospital then owned by Healthtrust, Inc. and located in Baton Rouge, Louisiana.

James R. Bedenbaugh has served as Senior Vice President and Treasurer of the Company since July 2001. From August 1984 until July 2001 Mr. Bedenbaugh held various treasury and finance positions at Magellan Health Services, Inc., including Senior Vice President of Finance, Treasurer and Assistant Secretary from March 1997 until July 2001, Vice President, Treasurer and Assistant Secretary from March 1995 until March 1997, Treasurer from December 1991 until March 1995, and various other treasury positions from August 1984 until December 1991. Prior to that time Mr. Bedenbaugh served in various financial positions at Maryland National Corporation and Martin Marietta Corporation.

Thomas H. Frazier, Jr. has served as Senior Vice President of Administration of the Company since April 2001 and as acting Chief Compliance Officer since April 2007. From May 1999 through April 2001, he served as Chief Financial Officer of Triad’s East Division. From July 1998 through May 1999, he served as Chief Financial Officer of the East Division of the Pacific Group of HCA. From April 1998 through July 1998, he served as interim chief executive officer of one of HCA’s physician management groups. From January 1998 through April 1998, he served as interim chief executive officer for Douglas Community Medical Center, a general acute care hospital owned by HCA and located in Roseburg, Oregon. From May 1996 through December 1997, he served as chief executive officer for HCA’s Mesquite Hospital development project, a project under which HCA intended to construct a general acute care hospital in Mesquite, Texas. From April 1995 through April 1996, Mr. Frazier served as chief operating officer at Plaza Medical Center, a general acute care hospital owned by HCA and located in Fort Worth, Texas.

Christopher A. Holden has served as a Division President of the Company since May 2001. From May 1999 through May 2001, he served as a Senior Vice President of the Company. From January 1998 through May 1999, he served as President—West Division of the Central Group of HCA. Prior to such time, Mr. Holden was President of the West Texas Division of the Central Group of HCA from September 1997 until January 1998; Vice President of Administration for the Central Group of HCA from August 1994 until September 1997; and Assistant Vice President—Administration of the Central Group of National Medical Enterprises, Inc. prior to August 1994.

Rebecca Hurley has served as Senior Vice President, General Counsel and Secretary of the Company since June 2005. From March 2004 through June 2005, she served as Senior Vice President, Associate General Counsel, Chief Compliance Officer and Assistant Secretary of the Company, and from March 2002 through March 2004, she served as Vice President and Chief Compliance Officer of the Company. Ms. Hurley was an attorney in private practice for nearly 20 years prior to joining the Company. Most recently, she was a shareholder in the Dallas, Texas office of the law firm of Patton Boggs LLP from 2000 to 2002, where she chaired the Business Transactions Practice Group.

William R. Huston has served as Senior Vice President of Finance of the Company since May 1999. From January 1999 through May 1999, he served as Senior Vice President of Finance of the Pacific Group of HCA. He served as Division Chief Financial Officer of various divisions of the Central Group of HCA from April 1995 to December 1998 and as Division Chief Financial Officer of Tenet Healthcare Corporation prior to April 1995.

W. Stephen Love has served as Senior Vice President and Chief Financial Officer of the Company since April 2006. Mr. Love also served as Senior Vice President and Controller of the Company from May 1999 through November 2005 and as interim Chief Financial Officer of the Company from November 2005 through April 2006. Mr. Love also served as acting Chief Financial Officer of the Company from March 2005 through November 2005. From March 1999 through May 1999, he served as Senior Vice President of Finance/Controller of the Pacific Group of HCA. Prior to that time he served as Senior Vice President/Corporate Chief Financial Officer-Operations of Charter Behavioral Health Systems, L.L.C. (formerly Charter Medical System) from December 1997 until March 1999; as Senior Vice President/Corporate Chief Financial Officer of Charter Behavioral Health Systems, L.L.C. from June 1997 until December 1997; and as Vice President, Financial and Hospital Operations of Charter Medical System prior to June 1997.

Nicholas J. Marzocco has served as a Division President of the Company since May 2001. From May 1999 through May 2001, he served as a Senior Vice President of the Company. From January 1998 through May 1999, he served as President—East Division of the Pacific Group of HCA. Prior to that time, Mr. Marzocco served as Chief Operating Officer of the Louisiana Division of HCA from September 1996 until January 1998, and as Chief Executive Officer of North Shore Regional Medical Center, a 310-bed hospital owned by National Medical Enterprises, Inc. and located in Slidell, Louisiana, prior to September 1996.

G. Wayne McAlister has served as a Division President of the Company since May 2001. From May 1999 through May 2001, he served as a Senior Vice President of the Company. From March 1999 through May 1999, he served as President—Central Division of the Pacific Group of HCA. Prior to such time, Mr. McAlister was an independent senior hospital management consultant from June 1997 until March 1999; Regional Vice President of Paracelsus Healthcare Corporation from June 1995 until May 1997; Vice President, Operations, of Tenet Healthcare Corporation from August 1993 until May 1995; and President/Chief Operating Officer and Vice President of Operations of Healthcare International from February 1988 until November 1992.

Daniel J. Moen has served as Executive Vice President of Development of the Company since October 2001. From January 2001 to September 2001, he served as Co-Chief Executive Officer of HIP Health Plan of Florida. From January 2000 to December 2000, he served as Chief Executive Officer of Healthline Management Inc. of St. Louis, Missouri. From August 1998 to December 1999, he served as an independent healthcare consultant. From March 1996 until July 1998, he served as president of the Columbia/HCA Network Group and from March 1994 to February 1996, he served as president of the Columbia/HCA Florida Group.

Marsha D. Powers has served as a Division President of the Company since April 2001. From March 1996 through April 2001, she served as President, Southwest Region, for Quorum. From January 1994 through March 1996, she served as Vice President, Physician/Hospital Integration, of Quorum. From May 1989 through December 1993, she served as Chief Executive Officer of Fort Bend Hospital, a 65-bed hospital then owned by Epic Healthcare Group, Inc. and located in Missouri City, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Triad’s executive officers and directors, and persons who own more than 10% of the outstanding common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide Triad with copies of these reports. To the Company’s knowledge, based solely on its review of the copies of such reports filed with the Securities and Exchange Commission and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its executive officers, directors and greater than 10% stockholders were complied with during fiscal year 2006, except that Mr. Moen reported late one sale of common stock pursuant to a pre-arranged stock sales plan put into place in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Code of Conduct and Conflicts of Interest Policy

The Company has adopted a Code of Conduct that applies to the Board of Directors and all officers and employees of the Company and a supplemental Conflicts of Interest Policy that applies specifically to the Board of Directors and executive officers of the Company, including its chief executive officer, chief financial officer and controller (the “Senior Financial Officers”). The Company intends to disclose any amendment to, or waiver from, any of the provisions of the Code of Conduct or the Conflicts of Interest Policy applicable to the Board of Directors or any executive officer, including any Senior Financial Officer, on its website at www.triadhospitals.com. The Code of Conduct and the Conflicts of Interest Policy are available on the Company’s website at www.triadhospitals.com, and a printed copy will be furnished to any stockholder upon request addressed to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024.

Audit Committee

The Company’s Board of Directors has established a standing Audit Committee composed of three directors. The members of the Audit Committee are Mr. Hibbitt, Mr. Kesler and Dr. Reinhardt, with Mr. Kesler serving as Chair. The Board of Directors has determined that each of the members of the Audit Committee is independent within the meaning of the applicable rules of the New York Stock Exchange and Securities and Exchange Commission. The Board of Directors also has determined that each of these directors is financially literate, as interpreted by the Board of Directors in its business judgment, and that Mr. Kesler further qualifies as an “audit committee financial expert” as defined in the applicable rules of the Securities and Exchange Commission.

Under the listing standards of the New York Stock Exchange, if a member of the Audit Committee simultaneously serves on the audit committee of more than three public companies, the Board of Directors must determine that such simultaneous service would not impair the ability of such member to serve effectively on the listed company’s audit committee. During 2006, the Board of Directors determined that Mr. Kesler’s service on the audit committee of more than three public companies did not impair his ability to serve effectively on Triad’s Audit Committee. Mr. Kesler no longer serves on the audit committee of more than three public companies.

Executive Sessions and the Presiding Director

The Company’s Corporate Governance Guidelines provide for private sessions of the “non-management” directors, without any officer of the Company present, at least twice each year. Consistent with the New York Stock Exchange’s corporate governance standards, a “non-management director” is a director who is not an executive officer of the Company. The non-management directors generally meet after the adjournment of each regularly scheduled meeting of the Board of Directors. In addition to the private sessions of the non-management directors, the Corporate Governance Guidelines provide for executive sessions of only the independent directors in the event that the group of non-management directors includes directors who are not independent within the meaning of the applicable corporate governance standards of the New York Stock Exchange. The Board of Directors has selected Mr. Loeffler as the presiding director at such meetings.

Communication with the Board of Directors

Stockholders and other interested parties may communicate directly with (i) any director, including the presiding director of the non-management directors, (ii) the non-management or independent directors (if different) as a group, (iii) the Board of Directors as a group, or (iv) any board committee by writing to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024. The Corporate Secretary will direct all correspondence that, in the opinion of the Corporate Secretary, deals with functions of the Board or committees thereof or that otherwise requires their attention, to each director and committee to whom it is addressed.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Philosophy

Triad’s executive compensation program is designed with the primary goal of attracting, motivating and retaining the best possible executive talent necessary to achieve our strategic business goals and maximize stockholder value. To accomplish this goal, it is our philosophy that compensation and benefits provided to our executives should reward annual performance and provide incentives based on measurable qualitative and quantitative performance objectives with a balanced focus on long-term strategic goals as well as short-term performance. The level and mix of compensation and benefits provided to each executive are determined by our Compensation Committee, which is guided by the following principles:

•	Compensation should reflect a pay-for-performance culture, with emphasis on incentive and equity-based compensation;

•	Compensation should align the interests of our employees with those of our stockholders;

•	Compensation should be based on individual performance and job responsibility;

•	Compensation should be competitive relative to our peers; and

•	Compensation should be internally equitable.

Overall, our executive compensation program is intended to create a total compensation opportunity that is between the median and 75th percentile of our hospital industry and general industry peer groups, with the potential to earn higher than average pay in return for higher than expected Company performance. We believe that a total compensation program of this nature serves to attract and retain talented executives, while motivating them to focus on the long-term achievement of strategic business goals. Our executive compensation program is composed of base salary, annual cash incentives and equity-based compensation, as well as various post-employment compensation arrangements. Annual cash incentives reward achievement of our short-term financial and operational objectives based on qualitative and quantitative performance measures. Our long-term equity-based incentives are designed to promote the achievement of our long-term strategic goals by tying compensation to the long-term performance of our stock. Long-term incentives generally consist of equity grants of either stock options or restricted stock that vest over time to encourage retention and align the interests of our executives and our stockholders. We believe that in order to foster a pay-for-performance culture, incentive and equity-based compensation should be weighted more heavily than base salary, with more incentive compensation at risk as job responsibility within the Company increases.

In addition to the considerations discussed above, we believe that the individual performance of the executives in managing our Company, as well as their job responsibility, considered in light of general economic and specific company, industry and competitive conditions, should factor into their overall compensation. We also believe that our overall compensation levels must be competitive in the marketplace in order to retain talented leaders who are critical to our Company’s success and motivate those leaders to achieve superior results.

Other than our Chief Executive Officer, our executives, including the other named executive officers, are employed at-will and are not a party to any employment agreements with the Company. We have been successful in recruiting and retaining top executive talent without the use of employment agreements since our Company’s inception in May 1999, based in part on our providing a competitive and rewarding executive compensation program. In light of our desire to ensure the continued service to our Company by our Chief Executive Officer, James D. Shelton, and, reciprocally, to provide him with the assurances of specific terms of employment, we believe that having an employment agreement with Mr. Shelton is in the best interest of our Company and our stockholders. See “—Employment Agreement with James D. Shelton” on page 28 for a discussion of the terms of Company’s employment agreement with Mr. Shelton.

Compensation decisions are complex and cannot be based on the same factors at all times. Our decisions are designed to promote our fundamental business objectives and strategy year-round. In this context, our executive compensation programs are evaluated on an ongoing basis to gauge their efficacy relative to the Company’s performance and our compensation philosophy and objectives.

Setting Executive Compensation

Our Compensation Committee has sole responsibility for determining the compensation of our Chief Executive Officer and our other senior executives, including the named executive officers. The Compensation Committee is composed of three directors, each of whom is independent from management. The Compensation Committee operates pursuant to a charter adopted by the Board of Directors, which sets forth the Compensation Committee’s purpose, its rules of operation and its duties, responsibilities and authority. A copy of the Amended and Restated Charter of our Compensation Committee is available on our website at www.triadhospitals.com.

Considerations in Setting Executive Compensation

Annual Review of Key Compensation Elements and Plan Design

It has been the practice of our Compensation Committee annually to conduct a rigorous review of three key elements of compensation, including base salary, annual bonus and long-term incentives, paid to our senior management, including the named executive officers, prior to determining their compensation levels and awards for the upcoming year. In preparing for its review, our Compensation Committee directs its independent compensation consultant to provide a comprehensive analysis of our executive compensation practices with respect to each of the three pay elements compared to the same compensation practices of appropriate market comparison peer groups. The establishment of market comparison groups appropriate for our Company is discussed further below under “Benchmarking of Compensation.” Our Compensation Committee uses this analysis to make the following determinations:

•	the reasonableness of our executive compensation levels relative to our peers; and

•	the appropriateness of our pay mix relative to our peers.

In addition to these elements of compensation, the annual review also includes key design elements of our annual incentive and long-term incentive programs, as well as executive perquisites. Incentive plan design elements that our Compensation Committee may consider include annual performance goals, incentive targets and minimum and maximum payout thresholds under our annual incentive plan, as well as type of equity award under our long-term incentive program, such as stock options or restricted stock. Our Compensation Committee considers executive perquisites on a case-by-case basis as necessary to remain competitive relative to our peer groups.

Recommendations of the Chief Executive Officer

At the beginning of the fiscal year, our Chief Executive Officer reviews the individual performance of certain members of senior management, including the other named executive officers. The Chief Executive Officer then makes recommendations to our Compensation Committee for consideration at its first quarterly meeting regarding the proposed salary level and equity grant for each of these executives for the fiscal year. The Chief Executive Officer’s recommendations take into account the following factors:

•	the executives’ current and prior salary levels and equity awards;

•	the executives’ individual performance and contributions to the Company during the prior year;

•	any changes in the executives’ individual responsibilities during the prior year;

•	internal pay equity among executives having similar levels of responsibility; and

•	the executive’s salary and equity in comparison to that provided to similarly situated executives at peer group companies.

Comprehensive Tally Sheet of all Pay Elements

In making its compensation decisions for 2006 for each of our executive officers, including the named executive officers, our Compensation Committee reviewed a comprehensive tally sheet comparing the value of each executive’s compensation for the prior fiscal year compared to the value of their proposed compensation for the new fiscal year, as recommended by the Chief Executive Officer. Each element of compensation paid to each executive officer for the prior fiscal year was included in the tally sheet and valued individually. The pay elements included on the tally sheet and considered by our Compensation Committee in setting 2006 compensation included the key elements of base salary, annual incentive compensation and long-term incentive compensation, as well as perquisites and retirement compensation.

Benchmarking of Compensation

In making compensation decisions, our Compensation Committee compares or “benchmarks” both total compensation, as well as individual elements of executive compensation, against those of two groups of peer companies – one group of publicly-traded for-profit hospital systems (referred to as the “hospital industry peer group”) and one group of similarly sized, non-healthcare, publicly-traded U.S. companies (referred to as the “general industry peer group”). We believe that benchmarking our pay practices against peer companies is important in maintaining our competitiveness in the marketplace. In addition, the compensation practices of our peers are one of the factors we consider in assessing the reasonableness of our executive compensation program.

The companies selected for inclusion in the peer groups were identified and recommended by our Compensation Committee’s independent compensation consultant and approved by the Compensation Committee. The hospital industry peer group is composed of publicly reporting hospital companies against which we compete for top-level executive talent. The general industry peer group was established to broaden the comparison due to the relatively small sample of companies in the hospital industry peer group. Because the markets/sectors are different in the general industry peer group, this data was used as an additional reference point only. The metrics utilized in selecting the general industry peer group companies include revenue for the most recent full fiscal year and market capitalization.

The companies comprising the hospital industry peer group are as follows:

• HCA	• Community Health Systems
• Tenet Healthcare	• Health Management Associates
• Universal Health Services	• LifePoint Hospitals

The companies comprising the general industry peer group are as follows:

• Mohawk Industries	• Omnicare	• United Stationers
• Black and Decker	• Beazer Homes USA	• Stanley Works
• Brunswick	• Temple-Inland	• ServidceMaster
• Ball	• Liz Claiborne	• J.B. Hunt Transport Services
• Ryder System	• Ryland Group	• Unitrin
• Hormel Foods	• Constellation Brands	• Brinks
• Goodrich	• Engelhard

Tax and Accounting Considerations

In general, Section 162(m) of the Internal Revenue Code (the “Code”) disallows a deduction to the Company for any compensation paid to its named executive officers in excess of $1 million during a calendar year, subject to an exception for compensation that qualifies as “performance-based compensation.” Our Compensation Committee has endeavored, to the extent it deems consistent with the best interests of our Company and its stockholders, to obtain maximum deductibility of compensation paid to executive officers. For example, awards of stock options under our Amended and Restated Long-Term Incentive Plan satisfy the requirements for performance-based compensation under Section 162(m). However, our Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to meet its overall objectives, even if the Company may not deduct all of the compensation. Accordingly, our Compensation Committee has and may continue to award non-deductible compensation in appropriate circumstances, including restricted stock awards. During 2006, our Company paid certain compensation that was not tax-deductible due to the limitations of Section 162(m), but the effect on the Company’s taxes was not material to the Company.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. With the adoption of SFAS 123R, the accounting treatment for differing forms of equity awards is the same and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of equity awards.

Setting Compensation Levels for Executives Other than the Chief Executive Officer

Our Compensation Committee generally considers executive compensation levels annually at its first quarterly meeting. Consistent with this practice, at its February 2006 meeting, our Compensation Committee considered the recommendations of the Chief Executive Officer, the Company’s performance, the results of our independent compensation consultant’s competitive market analysis, and the comprehensive tally sheet of each executive’s total compensation for fiscal year 2005. Based on these considerations, our Compensation Committee made determinations on executive compensation levels for fiscal year 2006 for our senior management, including the named executive officers, other than the Chief Executive Officer whose compensation is discussed below. Specifically, our Compensation Committee (1) set base salaries for the new fiscal year; (2) certified our financial results under the 2005 Annual Incentive Plan and approved the related bonus payouts; (3) granted long-term equity-based awards to senior management and other eligible employees; and (4) approved and adopted the 2006 Annual Incentive Plan, including performance metrics and targets, for the new fiscal year.

Setting Compensation Levels for the Chief Executive Officer

Our Board of Directors conducted an annual performance evaluation of our Chief Executive Officer prior to our Compensation Committee setting his compensation for fiscal year 2006. Our Corporate Governance Guidelines specify that the evaluation should be based on objective criteria, including the financial performance of the Company during the prior fiscal year, accomplishment of the Company’s long-term strategic objectives and other appropriate criteria. Our Chief Executive Officer is also evaluated by our Board of Directors on his individual contributions to the Company in the areas of leadership, strategic planning, financial management, patient/physician satisfaction and patient safety, ethics and integrity, human capital management, communications and board relations. The Compensation Committee has determined that the Company’s financial performance, for the purpose of evaluating our Chief Executive Officer’s performance and setting his compensation, should be assessed based on (1) total stockholder return relative to both our competitors and the S&P MidCap 400 and (2) earnings per share results relative to our competitors. According to our Corporate Governance Guidelines, the Chief Executive Officer must be present during the review and discussion of his performance evaluation by the Compensation Committee.

Our Compensation Committee meets in executive session without the presence of any management following the completion of the Chief Executive Officer’s performance evaluation to deliberate and make determinations regarding the Chief Executive Officer’s compensation. The Compensation Committee makes its decisions on all elements of compensation for our Chief Executive Officer without any input from management. In addition to its advisors’ recommendations, our Compensation Committee considers the results of our Chief Executive Officer’s performance evaluation, including the Company’s financial performance, the results of the independent compensation consultant’s competitive market analysis, a comprehensive tally sheet of the Chief Executive Officer’s total compensation for the prior fiscal year, and any specific individual and Company achievements or strategic advancements during the prior fiscal year. In addition, with respect to any long-term incentive component of the Chief Executive Officer’s compensation, the Compensation Committee considers the value of similar incentive awards to chief executive officers at comparable companies and awards given to the Company’s Chief Executive Officer in past years.

In December 2006, our Compensation Committee approved a new employment agreement with our Chief Executive Officer that replaced his prior employment agreement. Through its independent consultant and legal advisors, our Compensation Committee began a review of the Chief Executive Officer’s prior employment agreement in mid-2006. As a “best practice,” our Compensation Committee reviewed the prior employment agreement in light of new executive compensation disclosure rules that were recently adopted by the Securities and Exchange Commission, as well as recently adopted Section 409A of the Code. In addition, the Compensation Committee reviewed the terms of the prior employment agreement against standard market practices. As a result of this review, the Compensation Committee determined that implementation of a new employment agreement was advisable and in the best interests of our Company and our stockholders. The terms of the new employment agreement with our Chief Executive Officer are discussed more fully below under “—Employment Agreement With James D. Shelton” on page 28.

Determining Other Elements of Executive Compensation

Periodically as it deems necessary, our Compensation Committee conducts a rigorous review of our total executive compensation program, including the three key pay elements discussed above as well as post-employment compensation arrangements and perquisites. Based on comparative market analyses through its independent compensation consultant, as well as advice of independent counsel and management recommendations, our Compensation Committee may make changes to our executive compensation program as it deems necessary and appropriate in light of our compensation philosophy. During 2005, our Compensation Committee adopted the Triad Hospitals, Inc. Deferred Compensation Plan and the Triad Hospitals, Inc. Supplemental Executive Retirement Plan. In addition, in 2006 our Compensation Committee (1) approved change in control severance agreements with each of the Company’s executives and certain other key officers, (2) made corresponding changes to the Supplemental Executive Retirement Plan, and (3) made changes to our Annual Incentive Plan design. Each of these actions is discussed further below under “—Elements of Our Executive Compensation Program—Retirement and Other Post-Employment Compensation,” except with respect to the Annual Incentive Plan changes, which are discussed below under “—Elements of Our Executive Compensation Program—Performance-Based Annual Incentive Compensation.”

Independent Advisors

The Amended and Restated Charter of the Compensation Committee grants the Compensation Committee sole authority to retain or employ professional experts to assist in the discharge of its duties. Prior to January 2006, the Compensation Committee directed management to lead a search process involving several nationally recognized compensation consulting firms, some large and some boutique. Our Compensation Committee then selected and retained Mercer Human Resource Consulting (“Mercer”) from the two finalists presented by management to act as the Compensation Committee’s independent compensation consultant. Mercer representatives attended all of our Compensation Committee’s scheduled meetings held during 2006 primarily to report its analyses and conclusions with respect to various compensation matters and advise the Compensation Committee as needed. Mercer has provided consulting services for and on behalf of the Company only with respect to compensation matters that arose in direct connection with Mercer’s engagements by our Compensation Committee.

The Compensation Committee also retained the law firm of Baker Botts L.L.P. to act as our Compensation Committee’s independent legal counsel during 2006. Representatives from Baker Botts generally attend all meetings of our Compensation Committee in preparation for which the committee has requested legal representation or advice on specific executive compensation matters. During 2006, Baker Botts represented the Compensation Committee in connection with various matters including the proposed change in control severance arrangements, negotiations in connection with our Chief Executive Officer’s new employment agreement, and proposed changes to the Compensation Committee’s charter in connection with its annual review process.

Elements of Our Executive Compensation Program

Consistent with our philosophy and objectives, the compensation program for our executives includes the following elements:

•	base salary;

•	performance-based annual incentive compensation;

•	long-term equity incentive compensation;

•	perquisites and other personal benefits;

•	retirement and other post-employment compensation; and

•	other benefits generally available to all employees.

Base Salary

Our Company provides executives with base salary to compensate them for services rendered during the fiscal year. Base salaries are determined for each executive using competitive market data based on position and responsibility. In order to attract and retain talented executives, our Compensation Committee generally sets salary levels between the median and the 75th percentile of base salaries paid to executives in similar positions at peer group companies. We believe that base salary should be competitive to achieve this objective but less heavily weighted than incentive and equity-based forms of compensation in order to maintain a pay-for-performance culture. Salary levels are generally considered annually as part of our performance review process, as well as when appropriate in connection with a promotion or other change in job responsibility.

In setting base salaries for fiscal year 2006 for our named executive officers other than the Chief Executive Officer, our Compensation Committee reviewed the following:

•	individual experience and level of responsibility;

•	overall Company performance;

•	pay practices at peer companies;

•	recommendations of the Chief Executive Officer; and

•	our overall annual budget for salaries.

In addition to these factors, our Compensation Committee considered the results of the annual performance evaluation of the Chief Executive Officer in setting the Chief Executive Officer’s base salary for fiscal 2006. The amounts presented in the “Salary” column of the Fiscal 2006 Summary Compensation Table reflect 2005 base salaries that remained in effect from January 1, 2006 through February 26, 2006, and 2006 base salaries that were in effect from February 27, 2006 through December 31, 2006.

Performance-Based Annual Incentive Compensation

The Annual Incentive Plan provides for formula-based, pay-for-performance cash incentives designed to motivate and reward eligible employees, including the named executive officers, for achievement of objective, business performance criteria. To motivate and reward eligible employees, the Annual Incentive Plan makes a significant portion of the employee’s cash compensation variable and dependent upon our Company’s annual performance. Annual incentive award opportunities at our Company are designed to retain talented executives and focus their attention on key operational goals deemed important for the upcoming fiscal year and to support the Company’s strategic goal for consistent growth by highlighting corporate and business unit earnings, as well as cash collections and other qualitative measures.

2006 Annual Incentive Plan

At the beginning of fiscal 2006, our Compensation Committee adopted the 2006 Annual Incentive Plan with certain significant design changes from the 2005 Annual Incentive Plan, including broadening the performance range and introducing qualitative performance metrics in addition to the quantitative performance metrics. The Compensation Committee determined that these changes were reasonable and appropriate based on an analysis of prevailing market practices for incentive plan design and in consideration of our compensation philosophy.

Under the 2006 Annual Incentive Plan, incentive compensation for corporate participants, including the named executive officers, is payable only if the Company were to achieve at least 98% of its targeted earnings per share (“EPS”) for fiscal 2006. Incentive compensation under this plan is composed of (1) a base incentive, calculated using a predetermined percentage of the participant’s salary and (2) a supplemental incentive, calculated using the amount by which the Company’s actual EPS exceed the target EPS. Incentive awards are subject to decrease if specified system-wide quality and patient financial services performance goals are not met. In addition, our Compensation Committee is authorized under the terms of the 2006 Annual Incentive Plan to consider recommendations for adjustments to performance goals in order to avoid unwarranted penalties or unearned windfalls. The maximum amount payable to any corporate and division participant under the 2006 Annual Incentive Plan is 150% of the participant’s base incentive amount, which would be paid if the Company’s actual EPS for fiscal 2006 were to meet or exceed 107.5% of its target EPS.

At its first quarterly meeting during 2007, after the Company’s 2006 financial performance was finalized, the Compensation Committee determined that actual EPS for fiscal 2006 fell short of the pre-established EPS performance range under the 2006 Annual Incentive Plan and, therefore, the Compensation Committee did not authorize the payment of any cash incentive compensation for any named executive officer for fiscal 2006.

Performance Goals

Our Company uses EPS as the primary performance measure under the Annual Incentive Plan, with certain qualitative goals as a second layer of performance measures. EPS goals are set at levels that are in line with guidance provided to the public investment community. EPS goals, as well as qualitative performance goals, are also set at levels that exceed the prior year actual performance levels; therefore, operational improvements must be achieved in order for targets to be met. For participants to attain minimum payments under the plan, financial targets can only be missed by 2%, while attainment of maximum payments under the plan requires that financial targets be exceeded by 7.5%.

Our Compensation Committee has approved the use of specific secondary qualitative measures under the Annual Incentive Plans. Because of an increased focus on quality measures under the Medicare program, the Compensation Committee approved the addition of a quality component under the 2006 Annual Incentive Plan. In addition, the Compensation Committee approved the addition of an upfront cash collections component under the 2006 Annual Incentive Plan in response to progressive increases in provision for doubtful accounts experienced by our Company, as well as the hospital industry as a whole. Provided that the EPS goal is met, incentive compensation earned under the 2006 Annual Incentive Plan, calculated as discussed above, is subject to a 5% scale-down if the quality goal is not met and a 5% scale-down if the upfront cash collections goal is not met. The Compensation Committee has delegated the authority to establish detailed quality and cash collection goals to management. The quality goal for 2006 was established to provide a significant stretch goal for the Company that, if achieved, would potentially rank us first in this respect among all publicly-traded healthcare companies for 2006. Similarly, cash collection targets for 2006 were established to exceed actual 2005 cash collection rates, taking into consideration each hospital’s payor mix.

Incentive Targets

We believe that the amount of an executive’s compensation at risk should vary proportionately with level of responsibility and ability to affect our Company’s financial performance. Therefore, our Compensation Committee has established incentive targets under the Annual Incentive Plan, expressed as a percentage of a participant’s base salary, that vary according to the participant’s position and responsibility. The Compensation Committee also considers peer group data and internal equity among executives having similar levels of responsibility in determining appropriate incentive targets. Our Compensation Committee reviews incentive targets for each of the named executive officers each year as a factor of the potential payout under the Annual Incentive Plan for the relevant fiscal year. Incentive targets for our named executive officers for fiscal year 2006 are as follows:

Named Executive Officer	Incentive Target Percentage
William R. Huston	40
W. Stephen Love	40
Daniel J. Moen	50
Michael J. Parsons	50
James D. Shelton	75

Long-Term Equity Incentive Compensation

We believe that long-term equity-based compensation is an important component of compensation and an effective incentive for employees at varying levels of responsibility. In particular, we believe that equity-based compensation fosters stock ownership by our executives and other key employees, providing an incentive to focus their attention on managing the business of the Company from the perspective of an owner with an equity stake in the business. In addition, equity-based compensation that vests over time helps ensure that operating decisions are based on long-term results that benefit the business and, therefore, aligns management’s interests with those of our stockholders. We also regard our equity-based programs as a key retention tool. To foster retention, restricted stock and stock options granted to our executives under our equity-based compensation plans are subject to forfeiture if the executive leaves the company prior to vesting, except in certain specific circumstances. In combination with base salary and annual cash incentive opportunities, annual equity awards granted to our executive officers, including the named executive officers, are designed to provide targeted total compensation between the median and the 75th percentile compared to our peers in return for superior company performance.

Long-Term Incentive Plan

Our Compensation Committee continually reviews our overall long-term incentive compensation structure in light of the shifting competitive environment and ongoing changes in accounting and tax requirements. Prior to 2006, stock options were used as the primary vehicle for equity awards, except with respect to a grant of restricted stock to the Chief Executive Officer in May 2005. Most of our hospital peers have been using restricted stock as a meaningful part of their overall long-term incentive programs. For 2006, the Compensation Committee decided, with input from its advisors, to provide grants of equity compensation in the form of restricted stock, instead of stock options, to our executives and other eligible employees. Compared with granting stock options, restricted stock awards utilize fewer shares under the plan at comparable cost to our Company with reduced dilution and lower stock award overhang. In addition, the use of restricted stock appropriately links management’s interests to long-term performance of the Company and the creation of stockholder value, and enhances the retentive value of the Company’s equity compensation awards.

Equity Grant Practices. To strengthen the link between pay and performance, long-term equity awards to our executive officers and other key employees are typically granted annually in conjunction with a review of each individual’s performance during the prior fiscal year. Except for our Chief Executive Officer in certain circumstances, the annual equity grant date for all eligible employees is typically the date of our Compensation Committee’s first quarterly meeting, usually held in early February. Though no stock options were granted during fiscal year 2006, stock options were granted in prior years at an exercise price equal to the closing market price of the Company’s common stock on the trading day before the stock option grant date. The dates of our Compensation Committee’s meetings are scheduled up to a year in advance, which provides assurance that grant timing is not influenced by stock price expectations that could potentially favor award recipients. Our Compensation Committee may defer its determination regarding an annual long-term equity award for the Chief Executive Officer until its next quarterly or annual meeting following completion of his individual performance review by the entire Board of Directors. Eligible newly hired and promoted employees are typically granted equity awards at the Compensation Committee’s next quarterly meeting following the employee’s commencement of employment or promotion.

Long-Term Equity Awards for 2006. For 2006, our Compensation Committee granted restricted stock awards to the Company’s executive officers, including the named executive officers, and other eligible employees. Our Compensation Committee determined the number of restricted shares granted to the executive officers for 2006 based, in part, on the recommendations of the Chief Executive Officer and in consideration of the executive’s level of responsibility, present and potential contributions to the success of the Company, prior year long-term equity grants, proposed base salary and annual incentive compensation for 2006, and competitive peer group data. The Compensation Committee considered the Chief Executive Officer’s level of responsibility, present and potential contributions to the success of the Company, prior year long-term equity grants, proposed base salary, annual incentive compensation for 2006, competitive peer group data and results of the Chief Executive Officer’s individual performance evaluation by the entire Board of Directors in determining the Chief Executive Officer’s restricted stock award for 2006. Restricted stock awards granted to named executive officers and other employees during 2006 become vested over a four-year period at a rate of 25% per year, based on continued employment. All restricted stock awards granted to the Company’s executive officers during 2006 were granted under the Company’s Amended and Restated Long-Term Incentive Plan. The number of shares covered by the restricted stock awards granted to each of the named executive officers during 2006, as well as the full grant date fair value of the awards and other information, is set forth in the Fiscal 2006 Grants of Plan-Based Awards Table. In accordance with new rules adopted by the Securities and Exchange Commission, the values listed in the “Stock Awards” column of the Fiscal 2006 Summary Compensation Table include the compensation expense recognized during 2006 in accordance with FAS 123R for the restricted stock awards granted in 2006, rather than the full grant date fair value, as well as any compensation expense recognized during 2006 for any restricted stock awards granted prior to 2006.

Consistent with our overall compensation philosophy, we believe that the majority of long-term equity awards granted annually should extend below the named executive officer level to provide an incentive for other key executives and employees to focus on our Company’s long-term strategic goals. Approximately 83% of the restricted stock granted during 2006 was granted to 266 other key executives and employees, with the remaining 17% being granted to our named executive officers.

Management Stock Purchase Plan

Our Company also maintains the Amended and Restated Management Stock Purchase Plan to allow eligible management employees, including the named executive officers, to elect to purchase restricted shares of our common stock through salary reductions of up to 25% percent of their base salary (as determined by our Compensation Committee), subject to vesting requirements. Under the terms of the plan, restricted shares are granted at a 25% discount from the six-month average market price of our common stock on the grant date. The restrictions lapse on the first day of the month prior to the third anniversary of the date of grant, and subject to certain exceptions, an employee would forfeit the value of the discount and any appreciation in the stock if employment were terminated during the vesting period. We believe that offering our stock at a discount with time-based vesting fosters stock ownership by our executives and other key employees and motivates them to focus on the long-term goals of the Company and, therefore, aligns management’s interests with those of our stockholders. Information regarding restricted shares purchased during 2006 pursuant to the plan is set forth in the Fiscal 2006 Grants of Plan-Based Awards Table.

Perquisites and Other Personal Benefits

We limit the perquisites and other personal benefits that we make available to our executive officers that are not otherwise available to all of our employees. However, we believe that certain commonly provided executive perquisites and personal benefits are a necessary element of total compensation in order to maintain a competitive compensation program relative to our peers and to attract and retain key executive talent. Information regarding perquisites and other personal benefits provided to each of the named executive officers for 2006 is included in the “All Other Compensation” column of the Fiscal 2006 Summary Compensation Table.

Perquisites

As a general rule, our Compensation Committee has determined that our senior management, including the named executive officers, will be provided compensation for financial and tax planning services and investment counseling up to a specified amount, based on level of responsibility. We also reimburse our Chief Executive Officer’s country club dues based on his use of the club for certain business purposes and allow for his reasonable use of our company aircraft for personal travel when it is not otherwise needed for business purposes. If an executive uses the company aircraft for business travel, we also permit the executive’s family to accompany the executive on the aircraft at no additional cost to our Company.

In accordance with the rules of the Securities and Exchange Commission, the value of perquisites provided to our named executive officers is calculated based on the incremental cost to our Company, which, in most cases, is the actual amount paid for the perquisite. The incremental cost relating to personal use of company aircraft is calculated as a product of (1) the percentage of total flight hours the aircraft was used by the executive for personal travel and (2) variable costs associated with use of the aircraft. Variable costs for purposes of this calculation include all costs associated with company aircraft, including any “deadhead” flights (one-way flights with no passengers), other than annual depreciation and insurance premiums, which the Company would incur regardless of the number of hours the aircraft was in use during the year. In determining incremental cost, the Company assumes that it does not incur any incremental cost in connection with a family member’s use of the company aircraft while accompanying the executive.

Tax “Gross-ups”

We also pay for the tax liability relating to the value of certain perquisites provided to our executive officers. Specifically, we pay our executives an amount necessary to satisfy federal income taxes on certain personal travel expenses paid by our Company and any personal use of the company aircraft by the Chief Executive Officer.

Retirement and Other Post-Employment Compensation

As necessary, our Compensation Committee conducts a thorough evaluation of our retirement benefit practices based on consultations with its independent compensation consultant and reviews of our peer companies’ practices. We believe that our retirement compensation is competitive relative to our peers and serves to attract and retain key executives and other employees. The retirement compensation available to our executives, including the named executive officers, is composed of a retirement savings plan, a deferred compensation plan, and a supplemental executive retirement plan. In addition to our retirement compensation, our Board of Directors approved change in control severance agreements between the Company and certain key officers, including the named executive officers, during 2006.

Retirement Savings Plan

Our Company offers retirement benefits to our employees through our tax-qualified Retirement Savings Plan. The retirement benefits under this plan for our executive officers are the same as those available for other eligible employees. The plan offers both a 401(k) component with an employer match and an annual retirement contribution. The 401(k) component of the plan allows participants to invest a percentage of their salary before taxes in the plan’s investment choices, which amount is matched 50% by our Company up to the first 3% of pay. Highly compensated employees, including the named executive officers, may contribute a maximum of 13% of their pay pursuant to federal tax laws. During 2006, the 401(k) component of the plan did not pass certain employee discrimination testing and, therefore, a portion of the 2006 contributions by participating named executive officers was refunded during 2007. Each year, our Company also makes a retirement contribution to eligible participants, the amount of which is based on salary and years of service. The retirement contribution is made to eligible employees even if the employee is not a participant in the 401(k) component of the plan. Eligibility requirements for the annual retirement component are different from the requirements for the 401(k) component. All contributions under both components are held in a separate account for the benefit of the participant along with any investment gains or losses on those amounts. The contributions made by our Company to the named executive officers during fiscal 2006 under both components of the plan are included in the “All Other Compensation” column of the Fiscal 2006 Summary Compensation Table.

Nonqualified Deferred Compensation Plan

Our Board of Directors adopted the Triad Hospitals, Inc. Deferred Compensation Plan effective January 1, 2005. The Compensation Committee recommended adoption of this non-qualified plan to assist Triad with the challenges of recruiting, retaining, and adequately rewarding key executives. Many of the companies that compete with Triad for executive employees offer supplemental retirement benefits to their executives above and beyond standard 401(k) or qualified retirement plans under the Employee Retirement Income Security Act of 1974 (“ERISA”). The primary benefits of implementing this type of plan are: to assist Triad with retention and recruitment of key executives, maintain an overall competitive compensation plan, provide an additional reward for key profit makers, improve the stability of the executive staff, and provide benefits outside the framework of qualified plans under ERISA. See “—Nonqualified Deferred Compensation” on page 24 for a description of the material terms of the plan. The 2006 annual contributions by the Company under the plan are included in total amount reported in the “All Other Compensation” column of the Fiscal 2006 Summary Compensation Table.

Supplemental Executive Retirement Plan

Our Company’s executives and other senior management, including the named executive officers, are eligible to participate in our SERP, which was adopted by our Board of Directors effective September 2005. Prior to that time, our Company did not have any pension plans or arrangements in place for our executive officers. The SERP is designed to encourage certain officers of the Company who are largely responsible for the long-term success and development of our Company to continue their employment with the Company. The SERP is also intended to attract and retain these officers and stimulate their efforts on behalf of our Company. In determining benefit levels under the SERP, our Compensation Committee considered the analysis and recommendations of its independent compensation consultant based on peer group data. Based on our philosophy to more heavily weight incentive and equity-based compensation, benefit levels provided under the SERP are conservative relative to our peer groups. During 2006, our Board of Directors approved certain changes to the SERP based on the recommendation of our Compensation Committee primarily to be consistent with the change in control severance agreements discussed below and to incorporate changes necessary to comply with Section 409A of the Internal Revenue Code. The amendments, which were effective as of December 15, 2006, include the following:

•	excluding amounts received solely under the change in control severance agreements or under similar employment agreement provisions from compensation for purposes of calculating SERP benefits;

•	including the greater of actual incentive bonuses received and target incentive bonuses in compensation for purposes of calculating SERP benefits;

•	providing for the lump sum payment of retirement benefits under the SERP;

•

revising the definition of change in control and providing for immediate payment of benefits upon a change in control if permitted by Section 409A of the Internal Revenue Code and payment only after the participant has terminated employment with the Company and attained the age of 55 if not permitted by Section 409A of the Internal Revenue Code; and

•	revising forfeiture after termination provisions to permit participants to provide services to competitors following a change in control without forfeiting their SERP benefits.

The material terms of the plan are described in the narrative accompanying the Fiscal 2006 Pension Benefits Table. In addition, the change in the value of the benefits payable under the SERP for each named executive officer from December 31, 2005 through December 31, 2006 is included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Fiscal 2006 Summary Compensation Table.

Change in Control Severance Agreements

On December 15, 2006, our Board of Directors, upon recommendation of the Compensation Committee, approved Change in Control Severance Agreements (“CIC Agreements”) between the Company and certain of its key officers, including each of the named executive officers other than the Chief Executive Officer. Prior to that time, our Company did not have any change in control or severance arrangements in place for our named executive officers, other than for our Chief Executive Officer pursuant to his employment agreement, and the general change in control and termination provisions contained in our equity-based award agreements. The Compensation Committee based its recommendation on an analysis of market practices, consultation with its independent advisors, the increasingly difficult environment in which to recruit and retain key executives, and the beneficial effect that such arrangements have in terms of retention and keeping executives focused on day-to-day operations. The Compensation Committee and our Board of Directors also carefully considered a detailed cost analysis setting forth the potential all-inclusive costs to the Company of implementing such arrangements, as well as advice from Mercer to the effect that such costs were well within market norms for similarly sized companies. In addition to the approval of the CIC Agreements, our Compensation Committee approved a new employment agreement with our Chief Executive Officer in December 2006, which was revised, in part, to be consistent with the CIC Agreements and in part to conform to prevailing market practices. The terms of the new employment agreement with the Chief Executive Officer are described more fully under “—Employment Agreement With James D. Shelton” on page 28.

The CIC Agreements provide for certain compensation and benefits in the event that two triggering events occur:

•	first, a change in control, and

•	second, the actual or constructive termination of the relevant officer’s employment during the one-year period following the change in control.

Based on consultations with its independent advisors and a review of market practices, the Compensation Committee concluded that a “double trigger” structure was appropriate because the Compensation Committee felt that only a change in control that was coupled with a resulting loss of employment should give rise to compensation and benefits under the CIC Agreements. The compensation and benefits that could become payable under the CIC Agreements are designed to compensate affected executives for the loss of their employment and to provide them with an interim source of income while new employment is sought. For officers holding the office of executive vice president, senior vice president or division president, the CIC Agreements provide for a lump sum cash severance amount equal to three times such officers’ annualized base salary and target incentive bonus, and for the continuation of medical benefits for three years. For officers holding the office of vice president or division chief financial officer, the CIC Agreements provide for a lump sum cash severance amount equal to two times such officers’ annualized base salary and target incentive bonus, and for the continuation of medical benefits for two years. These severance multiples and benefit continuation periods were recommended by the Compensation Committee and approved by the Board of Directors based on market comparable data from our peer companies and other companies and advice from Mercer. The CIC Agreements provide each covered executive with contractual protection against the imposition of so-called “excess parachute” taxes under Section 280G of the Code. This protection is afforded by means of a gross-up whereby the Company would be obligated to pay additional amounts to affected executives in order to effectively hold them harmless from the imposition of any excess parachute tax. The inclusion of this gross-up protection was recommended by the Compensation Committee and approved by the Board based on their desire to protect covered executives against the punitive effects of the excess parachute tax, based on market comparable data and advice from the Compensation Committee’s independent advisors, and after considering a detailed analysis of the potential cost to the Company of providing such gross-up protection. The terms of the CIC Agreements, as well as estimated payments and benefits that would be provided to the named executive officers in each covered circumstance under the CIC Agreements, are described more fully below under “—Potential Payments Upon Termination or Change in Control” on page 26.

Other Benefits Generally Available To All Employees

Employee Stock Purchase Plan

Our Company maintains an Employee Stock Purchase Plan, a tax-qualified plan intended as an incentive and to encourage stock ownership by all eligible employees of our Company, including the named executive officers. In addition, the plan is designed to encourage eligible employees to remain in the employ of the Company by giving them an opportunity to be equity owners with an interest in the business and, therefore, aligning their interests with those of our stockholders. The benefits under the plan for the named executive officers are the same as those available for other eligible employees. Under the terms of the plan, participants may elect to purchase shares of our common stock through salary reductions between 1% and 10% of their base salary. Shares are granted at the end of each six-month period under the plan at a 15% discount from the market price of our common stock on either the first or last business day of the period, whichever is lower. Of the named executive officers, William R. Huston participated in the plan for 2006.

Other Benefits

Our Company’s broad-based benefits, including our health and welfare benefits plan, are available to all executive officers, including the named executive officers, on the same terms as are applicable to all other employees.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Triad Hospitals, Inc. has reviewed and discussed the foregoing “Compensation Disclosure and Analysis” with management of the Company. Based upon such review, discussions and other matters deemed relevant and appropriate by it, the Compensation Committee has recommended to the Board of Directors that the foregoing “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The foregoing report is provided by the following directors, who constitute the Compensation Committee of the Company’s Board of Directors:

Compensation Committee

Thomas G. Loeffler, Esq., Chairman
Harriet R. Michel
Gale E. Sayers

Summary Compensation Table

Fiscal year 2006 compensation for each of the Chief Executive Officer, the Chief Financial Officer, and the three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer who were serving as such on December 31, 2006 (the “named executive officers”) consisted of a base salary, a restricted stock award, and an increase in each of the named executive officer’s pension value under the SERP, as well as other compensation, including certain perquisites and other personal benefits, tax reimbursements, and Company contributions to the Retirement Savings Plan and the Deferred Compensation Plan. Based on the compensation information presented in the table below, “Salary” accounted for approximately 35% of the total compensation of the named executive officers for fiscal year 2006 and non-equity incentive compensation accounted for 0% of the total compensation of the named executive officers for fiscal year 2006. With the exception of Mr. Shelton, the executive officers of the Company have not entered into employment contracts with the Company and are employed at will. See “—Employment Agreement With James D. Shelton” on page 28 for a description of the terms of Mr. Shelton’s employment agreement with the Company.

The table below sets forth the compensation of the named executive officers for fiscal year 2006.

FISCAL 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
James D. Shelton Chairman, President and Chief Executive Officer	2006	1,565,550	1,706,667	1,407,271	602,544	280,984	5,563,016

W. Stephen Love Senior Vice President and Chief Financial Officer	2006	420,000	119,697	308,881	260,247	20,035	1,128,860

Michael J. Parsons Executive Vice President and Chief Operating Officer	2006	532,209	188,467	658,606	171,299	17,193	1,567,774

Daniel J. Moen Executive Vice President of Development	2006	494,388	249,100	578,129	146,498	26,516	1,494,631

William R. Huston Senior Vice President of Finance	2006	400,469	113,080	308,881	131,287	16,723	970,440

(1)	The amounts reported in this column include any amount by which salary was reduced to purchase shares of restricted stock pursuant to the MSPP. Information regarding shares of restricted stock acquired under the MSPP during fiscal year 2006 is included in the Grants of Plan-Based Awards Table.

(2)	The amounts reported in this column reflect dollar amounts recognized for financial statement reporting purposes for fiscal year 2006 in accordance with FAS 123R for restricted stock awards granted under the LTIP during fiscal year 2006 and prior years and restricted stock acquired under the MSPP during fiscal year 2006 and prior years. Any assumptions used in the calculation of these amounts are included in footnote 12 to Triad’s audited financial statements included in Triad’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. Information regarding restricted stock awards made during fiscal year 2006, including restricted stock acquired under the MSPP, is included in the Grants of Plan-Based Awards Table.

(3)	The amounts reported in this column reflect dollar amounts recognized for financial statement reporting purposes for fiscal year 2006 in accordance with FAS 123R for stock option awards granted under the LTIP prior to fiscal year 2006. The assumptions used in the calculation of these amounts are included in footnote 12 to Triad’s audited financial statements included in Triad’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. Information regarding stock option awards made during fiscal year 2006 is included in the Grants of Plan-Based Awards Table.

(4)	The amounts reported in this column represent the aggregate change in the actuarial present value of accumulated pension benefits under the SERP during fiscal year 2006.

(5)	Details of the amounts reported in this column are as follows:

FISCAL 2006 ALL OTHER COMPENSATION TABLE

Name	Perquisites and Other Personal Benefits ($) (a)		Tax Reimbursements ($)	Company Contributions to Retirement Savings Plan ($)	Company Contributions to Deferred Compensation Plan ($)	Total ($)
James D. Shelton	204,821	(b)(c)	61,863	14,300	—	280,984

W. Stephen Love	—	(c)	2,553	9,900	7,582	20,035

Michael J. Parsons	—	(c)	2,893	14,300	—	17,193

Daniel J. Moen	—	(c)	4,126	9,900	12,490	26,516

William R. Huston	—	(c)	2,423	14,300	—	16,723

(a)	In accordance with the rules of the SEC, perquisites and personal benefits are valued on the basis of the aggregate incremental cost to the Company and are not included for an individual if the total value of such perquisites and benefits is less than $10,000.

(b)	The amount reported for Mr. Shelton includes (i) $188,471 for personal use of company aircraft, (ii) $12,000 for tax planning and investment counseling and (iii) $4,350 in country club dues.

(c)	The incremental cost relating to personal use of the company aircraft is calculated as a product of (x) the percentage of total flight hours the aircraft was used by the named executive officer for personal travel and (y) variable costs associated with use of the aircraft. Variable costs for purposes of this calculation include all costs associated with the company aircraft, including costs associated with any “deadhead” flights (one-way flights with no passengers), other than annual depreciation and insurance premiums, which the Company would incur regardless of the number of hours the aircraft was in use during the year. In accordance with the rules of the SEC, the Company reports use of the company aircraft as a perquisite or other personal benefit only if it is not “integrally and directly related” to the performance of the named executive officer’s duties. On certain occasions, immediate family members accompanied each of the named executive officers on the aircraft for trips that were integrally and directly related to the performance of the executive’s duties. Because these immediate family members used unoccupied space on flights that were already scheduled for business purposes, the Company did not incur any incremental cost in connection with such use; therefore, the “Perquisites and Other Personal Benefits” column does not include any value related to the family members’ use of the company aircraft.

Grants of Plan-Based Awards

The table below sets forth certain information relating to each plan-based award granted to each of the named executive officers during fiscal year 2006.

FISCAL 2006 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)
James D. Shelton	—	—	0	1,181,850	1,772,775	—		—
	2/8/2006	—	—	—	—	50,000	(2)	2,037,500

W. Stephen Love	—	—	0	168,000	252,000	—		—
	2/8/2006	—	—	—	—	12,000	(2)	489,000

Michael J. Parsons	—	—	0	267,847	401,770	—		—
	2/8/2006	—	—	—	—	20,000	(2)	815,000

Daniel J. Moen	—	—	0	248,812	373,218	—		—
	2/8/2006	—	—	—	—	20,000	(2)	815,000
	6/30/2006	4/21/2006	—	—	—	1,976	(3)	23,396
	12/31/2006	4/21/2006	—	—	—	2,029	(3)	23,354

William R. Huston	—	—	0	163,038	244,557	—		—
	2/8/2006	—	—	—	—	12,000	(2)	489,000

(1)	This reflects amounts that could have been payable to the named executive officers based on the Company’s achievement of the threshold, target and maximum earnings per share (“EPS”) under the 2006 Annual Incentive Plan. The payment of non-equity incentive compensation for fiscal year 2006 was conditioned upon the Company’s achievement of at least 98% of its targeted EPS for fiscal year 2006, pursuant to the terms of the 2006 Annual Incentive Plan. The EPS target for fiscal year 2006 was $3.09 per share. Based on the determination that the Company did not achieve at least 98% of its targeted EPS for fiscal year 2006, the Company did not pay any non-equity incentive compensation to the named executive officers for fiscal year 2006. See “—Compensation Discussion and Analysis” for a discussion of the 2006 Annual Incentive Plan.

(2)	This reflects restricted stock awards made pursuant to the LTIP. The restricted stock awards vest with respect to 25% of the shares covered thereby on the first, second, third and fourth anniversary dates following the date of grant, based on continued employment with the Company and subject to acceleration upon the occurrence of certain events such as a change in control (as defined in the LTIP) of the Company or termination of employment as a result of death or disability (as defined in the LTIP). The restricted stock awards are subject to restrictions on transfer and forfeiture prior to vesting. Dividends will be payable on the restricted shares subject to the awards if and to the extent paid on Triad common stock generally, regardless of whether or not the restrictions have lapsed.

(3)	This reflects restricted shares of Triad common stock purchased pursuant to the MSPP at a 25% discount from the six-month average market price of Triad common stock on the grant date. The restricted shares become fully vested based on continued employment with Triad on the first day of the month prior to the third anniversary of the date of grant, subject to acceleration upon the occurrence of certain events such as a change in control (as defined in the MSPP) of the Company or termination of employment as a result of death or disability (as defined in the MSPP). The value of the discount and any appreciation in the stock are subject to forfeiture if employment is terminated during the vesting period for any other reason. If and to the extent paid on Triad common stock generally, dividends on the restricted shares will be accumulated without interest during the restricted period based on continued employment with the Company and will become payable upon vesting. The consideration paid by Mr. Moen for the restricted shares purchased on June 30, 2006 and December 31, 2006 pursuant to the MSPP was $61,394 and $62,196, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth certain information regarding each of the named executive officer’s outstanding equity awards at December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END TABLE

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
	Exercisable		Unexercisable
James D. Shelton	66,909	(1)	—		17.07	5/23/2010
	160,000	(1)	—		30.00	4/27/2011
	250,000	(1)	—		32.15	2/7/2012
	75,000	(2)	25,000	(2)	25.94	2/6/2013
	150,000	(3)	150,000	(3)	35.52	2/4/2014
							100,000	(6)	4,183,000
							50,000	(7)	2,091,500

W. Stephen Love	10,000	(1)	—		30.00	4/27/2011
	10,000	(1)	—		32.15	2/7/2012
	12,000	(2)	4,000	(2)	25.94	2/6/2013
	20,000	(3)	20,000	(3)	35.52	2/4/2014
	8,750	(4)	26,250	(4)	42.51	2/3/2015
							12,000	(7)	501,960

Michael J. Parsons	34,755	(1)	—		17.07	5/23/2010
	80,000	(1)	—		30.00	4/27/2011
	75,000	(1)	—		32.15	2/7/2012
	15,000	(2)	5,000	(2)	25.94	2/6/2013
	50,000	(3)	50,000	(3)	35.52	2/4/2014
	17,500	(4)	52,500	(4)	42.51	2/3/2015
							20,000	(7)	836,600

Daniel J. Moen	75,000	(1)	—		27.88	12/6/2011
	50,000	(1)	—		32.15	2/7/2012
	15,000	(2)	5,000	(2)	25.94	2/6/2013
	40,000	(3)	40,000	(3)	35.52	2/4/2014
	17,500	(4)	52,500	(4)	42.51	2/3/2015
							20,000	(7)	836,600

William R. Huston	40,000	(1)	—		32.15	2/7/2012
	12,000	(2)	4,000	(2)	25.94	2/6/2013
	20,000	(3)	20,000	(3)	35.52	2/4/2014
	8,750	(4)	26,250	(4)	42.51	2/3/2015
							12,000	(7)	501,960

(1)	The option grants reported were fully vested as of December 31, 2006. Each of the options vested 25% annually on the first, second, third and fourth anniversary dates following the respective date of grant, as follows: the options having an exercise price of $17.07 were granted on May 23, 2000; the options having an exercise price of $30.00 were granted on April 27, 2001; the options having an exercise price of $27.88 were granted on December 6, 2001, and the options having an exercise price of $32.15 were granted on February 7, 2002.

(2)	The option grant reported vests 25% annually, which vesting began on February 6, 2004. The options that remained unexercisable as of December 31, 2006 vested on February 6, 2007.

(3)	The option grant reported vests 25% annually, which vesting began on February 4, 2005. The options that remained unexercisable as of December 31, 2006 vested, or will vest, in equal parts on February 4, 2007 and February 4, 2008, subject to continued employment with the Company, and become 100% vested upon death, disability or a change in control of the Company.

(4)	The option grant reported vests 25% annually, which vesting began on February 3, 2006. The options that remained unexercisable as of December 31, 2006 vested, or will vest, in equal parts on February 3, 2007, February 3, 2008 and February 3, 2009, subject to continued employment with the Company, and become 100% vested upon death, disability or a change in control of the Company.

(5)	The market value was calculated by multiplying the number of shares that had not vested as of December 31, 2006 by the closing market price of Triad common stock on December 29, 2006 of $41.83 per share.

(6)	The shares reported vest 33% annually beginning on May 24, 2007, subject to continued employment with the Company, and become 100% vested upon death, disability or a change in control of the Company.

(7)	The shares reported vest 25% annually, which vesting began on February 8, 2007, subject to continued employment with the Company, and become 100% vested upon death, disability or a change in control of the Company.

Option Exercises and Stock Vested

The table below sets forth certain information regarding exercises of stock options during fiscal year 2006 for each of the named executive officers. None of the named executive officers held any stock that vested during fiscal year 2006.

FISCAL 2006 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James D. Shelton	30,000	755,950	—	—

W. Stephen Love	—	—	—	—

Michael J. Parsons	45,000	1,294,879	—	—

Daniel J. Moen	—	—	—	—

William R. Huston	—	—	—	—

(1)	This represents the aggregate dollar value realized upon exercise of options, calculated for each exercise as the difference between the exercise price of the option and the market price of the underlying common stock at the time of exercise.

Pension Benefits

The table below summarizes, as of December 31, 2006, pension benefits to which the named executive officers are entitled pursuant to the SERP. The amount reflected in the “Present Value of Accumulated Benefit” column is calculated as 20% of the three-year final average compensation for each of the named executive officers for 2004 through 2006 multiplied by the quotient of years of past service divided by expected total service at normal retirement age. For determining present values, a 5.25% interest rate and the 1994 Group Annuity Reserving Mortality Table were utilized.

FISCAL 2006 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
James D. Shelton	Triad Hospitals, Inc. Supplemental Executive Retirement Plan	12	2,726,261	—

W. Stephen Love	Triad Hospitals, Inc. Supplemental Executive Retirement Plan	8	680,216	—

Michael J. Parsons	Triad Hospitals, Inc. Supplemental Executive Retirement Plan	12	694,514	—

Daniel J. Moen	Triad Hospitals, Inc. Supplemental Executive Retirement Plan	5	497,400	—

William R. Huston	Triad Hospitals, Inc. Supplemental Executive Retirement Plan	12	520,396	—

Supplemental Executive Retirement Plan

Each of the named executive officers is eligible to participate in the SERP, which provides certain benefits upon retirement, death or disability. Generally, to be eligible for normal retirement benefits under the SERP, a participant must complete 12 continuous years of service, attain age 60 and be credited with at least 3 years of service after September 1, 2005, the date of adoption of the plan. Normal retirement benefits are computed as 20% of a participant’s average annual compensation during the last three completed calendar years prior to the participant’s termination of employment, except in the event of a change in control as discussed below. Compensation for purposes of the SERP includes (i) gross annual salary actually paid to a participant, including any deferrals, and (ii) the greater of the actual incentive bonus received, including any deferrals, and the target incentive bonus the participant is eligible to earn for the fiscal year and excludes amounts received solely under the change in control agreements or under similar employment agreement provisions. None of the named executive officers are eligible currently for early retirement under the SERP. Death benefits are available to the surviving spouse of any married participant who, at the time of his or her death, was employed by the Company or an affiliate and had completed 12 years of service following the participant’s date of hire, had attained age 55 and had been credited with at least 3 years of service following September 1, 2005. Death benefits payable to a surviving spouse are equal to one-half of the benefit that would have been paid to the participant. Disability benefits are available to participants who attain age 55, have been credited with at least 3 years of service following September 1, 2005 and are subject to a total and permanent disability that has caused termination of employment. In the event of a disability, a participant is entitled to receive early retirement benefits. Upon a change in control, benefits (with no reductions in payment before age 60) fully vest and, if permitted by applicable regulations, become payable immediately in a lump sum. If not so permitted, change in control benefits become payable in a lump sum upon termination of employment and attainment of age 55. Average annual compensation in the event of a change in control is based on the last three completed calendar years prior to either the change in control or the termination of employment and attainment of age 55, based on when benefits become payable. Participants are permitted to provide services to competitors following a change in control without forfeiting their SERP benefits. A participant whose employment is terminated due to cause (as defined in the SERP) will not receive benefits under the SERP.

Nonqualified Deferred Compensation

The following table provides information regarding nonqualified deferred compensation for the named executive officers for fiscal year 2006.

FISCAL 2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($) (3)
James D. Shelton	—	—	—	—	—

W. Stephen Love	21,000	7,582	—	—	49,720

Michael J. Parsons	—	—	—	—	—

Daniel J. Moen	227,296	12,490	—	—	583,245

William R. Huston	—	—	—	—	—

(1)	The amounts reported represent contributions by the named executive officers to the Triad Hospitals, Inc. Deferred Compensation Plan, which amounts are included in the Summary Compensation Table in the “Salary” column.

(2)	The amounts reported represent contributions by the Company to the Triad Hospitals, Inc. Deferred Compensation Plan, which amounts are included in the Summary Compensation Table in the “All Other Compensation” column.

(3)	Represents the aggregate balance as of December 31, 2006, adjusted to include contributions by the Company earned in 2006, but not credited to the account of the applicable named executive officer until January 2007.

Deferred Compensation Plan

Each named executive officer is entitled to participate in the Triad Hospitals, Inc. Deferred Compensation Plan, a nonqualified and unfunded plan that provides deferred compensation benefits to select management and highly compensated employees of the Company. Under the plan, participants may defer the receipt of certain compensation that would otherwise be paid to them in the year in which it was earned. Participants may defer annually up to 75% of annual base salary and 100% of incentive payments. The Company matches annually 50% of a participant’s annual deferral amount up to 3% of the participant’s annual base salary and incentive payments for the plan year. In addition, the Company may contribute an annual discretionary amount to participants as of the last day of the plan year, which need not be the same amount for all participants. Participants are at all times 100% vested in the amounts deferred. Participants become vested in company matching amounts and any discretionary amounts pursuant to a vesting schedule, subject to acceleration upon retirement, disability or death, or in the event of a change in control, as discussed below. Compensation deferred by participants and any contributions by the Company are credited to a bookkeeping account that represents our unsecured obligation to repay the participant in the future. Participants elect to allocate deferred and Company contributions among one or more so-called “measurement funds,” which determine additional amounts to be credited or debited to the participants’ respective bookkeeping accounts. Participants may elect daily to change their measurement funds after the first day of the plan year. In connection with each election to defer annual base salary and incentive payment amounts under the plan, a participant may irrevocably elect to receive a short-term payout with respect to each plan year’s annual base salary and/or incentive payments that have been deferred (and any amounts credited or debited to the participant’s account) in a lump sum payment on the first day of any plan year designated by the participant that is at least 3 years after the plan year of the deferral. A participant who has elected to defer benefits until retirement will receive his or her entire account balance, payable as follows: deferral amounts may be paid in a lump sum or in yearly installments at the election of the participant; company matching amounts are payable solely as a lump sum payment; and if permitted under applicable regulations, company discretionary contributions are payable in the form of payment approved at the time such amounts are credited to the participant’s account. If a participant dies while employed by the Company, his or her beneficiary will receive the participant’s entire account balance in a lump sum on the date of death. If a participant dies after retirement but before the entire benefit has been paid in full, the benefit payments will continue to be paid to the participant’s beneficiary in the same manner as would have been paid to the participant had the participant survived. Upon a termination of employment for any reason other than retirement, death, disability or an authorized leave of absence prior to retirement, the participant will receive the participant’s vested account balance in a lump sum on the date of termination, subject to certain exceptions. If a participant is determined to be disabled and is otherwise eligible to retire, the participant will receive his or her entire account balance in the same manner as is payable upon retirement. If a participant is determined to be disabled but is not otherwise eligible to retire, the plan committee may, in its discretion, deem the participant to have experienced a termination of employment and the participant will receive his or her entire account balance in a lump sum payment at the time of the determination or as permitted by applicable regulation.

Potential Payments Upon Termination or Change in Control

The Company has entered into certain agreements and maintains certain plans that will require the Company to provide compensation and other benefits to named executive officers of the Company in the event of termination of employment or a change in control of the Company.

The following tables provide information as to the value of incremental payments and other benefits that would have been received by the named executive officer upon a termination of their employment with the Company in various situations or upon a change in control of the Company, assuming such termination/change in control had taken place on December 29, 2006 (the last business day of the Company’s fiscal year). The value of the option and stock benefits set forth in these tables is based on the closing price of the Company’s Common Stock of $41.83 on December 29, 2006, the last trading day of fiscal year 2006.

The amounts shown in the tables below do not include distributions of plan balances under the Company’s Deferred Compensation Plan. Those amounts are shown in the “Fiscal 2006 Nonqualified Deferred Compensation Table.” In addition, the table does not include the value of accrued vacation that could be received by the executive officers.

James D. Shelton

Executive Benefits Payable Upon Termination	Retirement ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Termination Related to Change in Control ($)		Death or Disability ($)
Cash Payments	—		7,993,125	(1)	—	8,413,602	(2)	—
Stock Options (unvested)	—		—		—	1,343,750	(3)	—
Restricted Stock (unvested)	—		—		—	6,274,500	(4)	6,274,500	(4)
Insurance Benefits	32,314	(5)	32,314	(5)	—	32,314	(5)	32,314	(5)
SERP	6,759,720	(6)	—		—	6,759,720	(6)	6,759,720	(6)
Excise Tax Gross-up	—		—		—	—	(7)	—

(1)	Reflects severance payment in an amount equal to the product of three times Mr. Shelton’s Aggregate Compensation (as defined) for the calendar year preceding the year of termination in accordance with Mr. Shelton’s employment agreement.

(2)	Reflects severance payment in an amount equal to the product of three times Mr. Shelton’s Aggregate Change In Control Compensation (as defined) for the calendar year preceding the year of termination in accordance with Mr. Shelton’s employment agreement.

(3)	Reflects the intrinsic value (based on a price per share of $41.83 for the Triad common stock, representing its closing price on December 29, 2006) of the shares of Triad common stock underlying outstanding, unexercised stock options, which become exercisable in accordance with the LTIP in the event of a change in control.

(4)	Reflects the intrinsic value (based on a price per share of $41.83 for the Triad common stock, representing its closing price on December 29, 2006) of the outstanding, unvested restricted shares of Triad common stock, which become vested in accordance with the LTIP and MSPP in the event of a change in control, death or disability.

(5)	Reflects the premiums for medical, dental and life insurance benefits for a 36-month period in accordance with Mr. Shelton’s employment agreement. Actual payments will vary depending on timing and circumstances of actual events and in accordance with Mr. Shelton’s employment agreement.

(6)	Reflects the annuity payment amount as of December 31, 2006 of the SERP. Actual payments will vary depending on timing and circumstances of actual events.

(7)	Mr. Shelton is entitled to receive a payment of all excise taxes imposed under Section 4999 of the Code and any income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with his employment agreement; however, no such benefit would be payable in the event a change in control had taken place on December 29, 2006 due to the manner in which such calculations are made under the relevant tax rules.

Executive Benefits Payable Upon Termination	Retirement ($)		Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Termination Related to Change in Control ($)		Death or Disability ($)
Michael J. Parsons
Cash Payments	—		535,693	(1)	—	2,458,725	(2)	—
Stock Options (unvested)	—		—		—	394,950	(3)	—
Restricted Stock (unvested)	—		—		—	836,600	(4)	836,600	(4)
Insurance Benefits	—		—		—	34,919	(5)	—
SERP	1,930,726	(6)	—		—	1,930,726	(6)	1,930,726	(6)
Outplacement Services	—		—		—	25,000	(7)	—
Excise Tax Gross-up	—		—		—	—	(8)	—

Daniel J. Moen
Cash Payments	—		267,951	(1)	—	2,283,999	(2)	—
Stock Options (unvested)	—		—		—	331,850	(3)	—
Restricted Stock (unvested)	—		—		—	1,336,678	(4)	1,336,678	(4)
Insurance Benefits	—		—		—	36,078	(5)	—
SERP	2,006,116	(6)	—		—	2,006,116	(6)	2,006,116	(6)
Outplacement Services	—		—		—	25,000	(7)	—
Excise Tax Gross-up	—		—		—	1,910,996	(8)	—

W. Stephen Love
Cash Payments	—		290,769	(1)	—	1,764,000	(2)	—
Stock Options (unvested)	—		—		—	189,760	(3)	—
Restricted Stock (unvested)	—		—		—	547,680	(4)	547,680	(4)
Insurance Benefits	—		—		—	28,820	(5)	—
SERP	1,466,871	(6)	—		—	1,466,871	(6)	1,466,871	(6)
Outplacement Services	—		—		—	25,000	(7)	—
Excise Tax Gross-up	—		—		—	—	(8)	—

William R. Huston
Cash Payments	—		407,595	(1)	—	1,711,898	(2)	—
Stock Options (unvested)	—		—		—	189,760	(3)	—
Restricted Stock (unvested)	—		—		—	501,960	(4)	501,960	(4)
Insurance Benefits	—		—		—	34,296	(5)	—
SERP	1,367,971	(6)	—		—	1,367,971	(6)	1,367,971	(6)
Outplacement Services	—		—		—	25,000	(7)	—
Excise Tax Gross-up	—		—		—	—	(8)	—

(1)	Reflects severance payment in accordance with the Company’s severance policy.

(2)	Reflects severance payment of three times the sum of Base Pay (as defined) plus Incentive Pay (as defined) in accordance with the named executive officer’s CIC Agreement.

(3)	Reflects the intrinsic value (based on a price per share of $41.83 for the Triad common stock, representing its closing price on December 29, 2006) of the shares of Triad common stock underlying outstanding, unexercised stock options, which become exercisable in accordance with the LTIP in the event of a change in control.

(4)	Reflects the intrinsic value (based on a price per share of $41.83 for the Triad common stock, representing its closing price on December 29, 2006) of the outstanding, unvested restricted shares of Triad common stock, which become vested in accordance with the LTIP and MSPP in the event of a change in control, death or disability.

(5)	Reflects the premiums for medical, dental and life insurance benefits for a 36-month period in accordance with the named executive officer’s CIC Agreement.

(6)	Reflects the annuity payment amount as of December 31, 2006 of the SERP. Actual payments will vary depending on timing and circumstances of actual events.

(7)	Reflects the maximum amount that may be reimbursed to the named executive officer for outplacement services used in accordance with the named executive officer’s CIC Agreement.

(8)	Reflects a payment of all excise taxes imposed under Section 4999 of the Code and any income and excise taxes that are payable as a result of any reimbursements for Section 4999 excise taxes in accordance with the named executive officer’s CIC Agreement. Each of the named executive officers is entitled to receive such benefit pursuant to his CIC Agreement (other than Mr. Shelton, who is not a party to a CIC Agreement); however, only Mr. Moen would receive such benefit in the event a change in control had taken place on December 29, 2006 due to the manner in which such calculations are made under the relevant tax rules.

Employment Agreement With James D. Shelton

On December 14, 2006, the Compensation Committee of the Board of Directors approved a new employment agreement (the “Agreement”) between the Company and James D. Shelton, the Company’s Chairman of the Board, President and Chief Executive Officer, effective as of December 15, 2006. The Agreement replaced Mr. Shelton’s prior employment agreement with the Company dated as of September 1, 2003 (the “Prior Agreement”). The Agreement has a one–year term, subject to automatic renewal for additional one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the term.

The Agreement provides for a minimum annual salary of $1,575,800, subject to review by the Compensation Committee at least annually for possible increase, as well as participation in all incentive compensation plans and programs (including the Annual Incentive Plan and the LTIP), savings and retirement plans and programs and welfare benefit plans and programs maintained by the Company and applicable generally to senior executives. The Agreement also provides for reasonable use by Mr. Shelton of the Company’s aircraft for personal trips when such aircraft are not otherwise needed for business purposes and certain other benefits, including compensation for financial and tax planning expenses incurred by Mr. Shelton up to a maximum of $12,000 per year and reimbursement of country club dues.

In the event of termination of Mr. Shelton’s employment as a result of disability, Mr. Shelton, or his beneficiaries, will be entitled to receive any deferred compensation provided by existing plans or arrangements, to the extent permitted by Section 409A of the Code, any other benefits provided by the Company’s existing plans and programs and the continuation of medical benefits until Mr. Shelton attains the age of 65. In the event of termination of Mr. Shelton’s employment as a result of his death, his beneficiaries will be entitled to receive any deferred compensation provided by existing plans or arrangements, to the extent permitted by Section 409A of the Code, any other benefits provided by the Company’s existing plans and programs and the continuation of medical benefits for three years following the date of death.

In the event of termination of Mr. Shelton’s employment (i) by the Company as a result of non–renewal of the term of the Agreement, (ii) by the Company on 30 days written notice, (iii) by Mr. Shelton at any time for Good Reason (as defined in the Agreement), (iv) by the Company for Cause (as defined in the Agreement) prior to a Change in Control (as defined in the Agreement) and Mr. Shelton reasonably demonstrates that such termination occurred at the request of a third party that has taken steps to effect a Change in Control or otherwise arose in connection with the anticipation of a Change in Control or (v) by Mr. Shelton within 18 months after a Change in Control, Mr. Shelton will be entitled to receive a lump sum payment equal to, in the case of termination pursuant to clauses (i), (ii), (iii) and (iv) above, three times Mr. Shelton’s Aggregate Compensation for the calendar year preceding the calendar year in which the date of termination occurs or, in the case of termination pursuant to clause (v) above, three times Mr. Shelton’s Change in Control Aggregate Compensation, and, in each case, any deferred compensation provided by existing plans or arrangements, to the extent permitted by Section 409A of the Code, any other benefits provided by the Company’s existing plans and programs and the continuation of medical benefits for three years following the date of termination. “Aggregate Compensation” is defined in the Agreement as base salary and target incentive bonus. “Change in Control Aggregate Compensation” is defined in the Agreement as base salary and the higher of (A) the highest incentive bonus earned during any of the three calendar years prior to the calendar year in which the Change in Control occurs and (B) the target incentive bonus for the calendar year in which the Change in Control occurs. If Mr. Shelton’s employment is terminated by the Company for Cause or by Mr. Shelton as a result of non–renewal of the term of the Agreement, Mr. Shelton will be entitled to any deferred compensation provided by existing plans or arrangements, to the extent permitted by Section 409A of the Code, any other benefits provided by the Company’s existing plans and programs and health insurance benefits for Mr. Shelton and his family at his expense as provided by law. If Mr. Shelton’s employment is terminated by the Company for Cause or by Mr. Shelton as a result of non–renewal of the term of the Agreement, Mr. Shelton’s equity-based compensation awards will be exercisable and subject to vesting as provided in the Company’s 1999 Long–Term Incentive Plan, as amended, and the applicable agreements governing such awards. If Mr. Shelton’s employment is terminated for any other reason, Mr. Shelton’s equity-based compensation awards will be exercisable for two years following the date of termination, subject to applicable regulatory requirements or requirements of any stock exchange on which any of the Company’s securities may be traded.

In addition, provided that Mr. Shelton provides 90 days of transition assistance following a Change in Control, he will be entitled to receive certain “gross up” payments to offset any excise tax imposed by Section 4999 of the Code on any payment or distribution by the Company to or for his benefit, including under any stock option, restricted stock or other agreement, plan or program. During the term of Mr. Shelton’s employment and for three years following the date of termination of employment for any reason, Mr. Shelton may not, directly or indirectly, act as an executive, employee, consultant, agent or representative for any company that is engaged in any business conducted by the Company as of the date of termination in any geographic area in which the Company is then conducting such business.

Change in Control Severance Agreements

Each of our current executive officers (other than Mr. Shelton) is party to a CIC Agreement with Triad. The CIC Agreements provide for certain compensation and benefits that would be provided by the Company in the event a covered executive officer’s employment is terminated during the one-year period following a change in control (which term includes the merger) either (i) by the Company other than as a result of the executive officer’s death or disability or (ii) by the executive officer upon the occurrence of certain events including, among other things, (A) a failure to elect, reelect or maintain the executive officer in the office(s) held prior to the merger, (B) a material adverse change in the authorities, powers, functions, responsibilities or duties of the executive officer, (C) a reduction in the executive officer’s base or incentive pay, (D) certain changes in the executive officer’s principal location of work, or (E) a change in business circumstances which materially hinders the executive officer’s performance of, or materially reduces, his responsibilities or duties.

Compensation and benefits payable under the CIC Agreements include a lump sum payment equal to the sum of (i) unpaid base pay, (ii) accrued but unused vacation and any unreimbursed business expenses, (iii) other compensation or benefits payable in accordance with the terms of Triad’s existing plans and programs, (iv) a pro rata portion of the target incentive bonus applicable to the year of termination, and (v) three times the sum of base salary and the higher of (A) the highest incentive bonus earned during any of the three fiscal years prior to the fiscal year in which the change in control occurs and (B) the target incentive bonus for the fiscal year in which the change in control occurs. In addition, such executive officers will be entitled to the continuation of medical benefits for a three-year period following the date of termination and reimbursement of up to $25,000 for outplacement counseling and related benefits.

Covered executive officers will also be entitled to receive certain “gross up” payments to offset any excise tax, interest or penalties imposed pursuant to Section 4999 of the Code, on any payment or distribution by the Company to or for the benefit of the executive officers, including under any stock option, restricted stock or other agreement, plan or program, by reason of such payment or distribution being made in connection with a change in ownership or control of the Company.

Severance Policy

The Company maintains a broad-based severance policy that provides for certain compensatory arrangements in the event of termination of employment or a change in control of the Company. All employees of the Company, including the named executive officers, are covered by the Company’s severance policy under which, in certain circumstances, an employee whose employment with the Company is involuntarily terminated may receive as a severance benefit up to 52 weeks of salary, payable in a lump sum.

Supplemental Executive Retirement Plan

See “—Pension Benefits” on page 23 for a description of the potential payments upon termination or change in control that would be provided by the Company pursuant to the SERP.

Amended and Restated Long-Term Incentive Plan

Upon the occurrence of a change in control of the Company all outstanding and unexercised stock options granted under the LTIP will become fully vested and exercisable and the transfer restrictions and forfeiture provisions on any restricted shares granted under such plan will immediately lapse and such shares will become fully vested pursuant to the applicable award agreement.

Management Stock Purchase Plan

Upon the occurrence of a change in control of the Company or termination of employment of the executive as a result of death or disability, as such terms are defined in the MSPP, all outstanding restricted shares become fully vested.

Compensation of Directors

Certain information concerning the compensation of directors for fiscal year 2006 is set forth in the table below, other than with respect to Messrs. Shelton and Parsons, who did not receive compensation for their service as a director and whose fiscal year 2006 compensation is included in the Fiscal 2006 Summary Compensation Table.

FISCAL 2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Option Awards ($) (2)(3)	All Other Compensation ($) (4)	Total ($)
Nancy-Ann DeParle	90,000	143,413	64,362	61	297,836

Barbara A. Durand	78,500	174,709	64,362	0	317,571

Thomas F. Frist III (5)	80,500	211,322	36,105	0	327,927

Donald B. Halverstadt	100,500	107,146	64,362	0	272,008

William J. Hibbitt	83,500	99,761	33,921	376	217,558

Michael K. Jhin	84,000	223,688	70,850	557	379,095

Dale V. Kesler	110,000	178,489	64,362	1,284	354,135

Thomas G. Loeffler	91,500	115,552	64,362	189	271,603

Harriet R. Michel	85,500	194,353	70,850	0	350,703

Uwe E. Reinhardt	91,500	113,152	64,362	0	269,014

Gale E. Sayers	94,500	115,552	64,362	458	274,872

(1)	The amounts reported in this column include any amount by which annual retainer fees were reduced, at the election of the director, to receive deferred stock units in lieu of all or part of the annual retainer fee pursuant to the Outside Directors Plan.

(2)	The amounts reported reflect dollar amounts recognized for financial statement reporting purposes for fiscal year 2006 in accordance with FAS 123R. The amounts reported in the “Stock Awards” column relate to restricted stock awards granted under the LTIP during fiscal year 2006 and prior years and deferred stock units granted under the Outside Directors Plan during fiscal year 2006 and prior years. The amounts reported in the “Option Awards” column relate to stock option awards granted during fiscal year 2006 and prior years under either the LTIP or the Outside Directors Plan. Any assumptions used in the calculation of these amounts are included in footnote 12 to Triad’s audited financial statements included in Triad’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. Details on the stock awards and option awards granted to directors during fiscal year 2006 are as follows:

	Deferred Stock Units		Restricted Stock Awards		Option Awards
Name	Deferred Stock Units (#) (a)	Grant Date Fair Value ($)	Restricted Shares (#) (b)	Grant Date Fair Value ($)	Stock Options (#) (c)	Grant Date Fair Value ($)
Nancy-Ann DeParle	364	14,968	2,700	111,024	—	—

Barbara A. Durand	—	—	2,700	111,024	—	—

Thomas F. Frist III	1,459	59,994	2,700	111,024	—	—

Donald B. Halverstadt	—	—	2,700	111,024	—	—

William J. Hibbitt	1,459	59,994	2,700	111,024	20,000	232,600

Michael K. Jhin	1,459	59,994	2,700	111,024	—	—

Dale V. Kesler	729	29,976	2,700	111,024	—	—

Thomas G. Loeffler	—	—	2,700	111,024	—	—

Harriet R. Michel	729	29,976	2,700	111,024	—	—

Uwe E. Reinhardt	—	—	2,700	111,024	—	—

Gale E. Sayers	—	—	2,700	111,024	—	—

(a)	This reflects deferred stock units granted in payment of all or a portion of the respective director’s annual retainer, at the director’s election pursuant to the Outside Directors Plan. The deferred stock units were granted on May 23, 2006 at a price of $41.12, the closing price of Triad common stock on the date of grant. See “—Annual Retainer” below for a discussion of the terms of deferred stock units.

(b)	This reflects restricted stock awards granted on May 23, 2006 pursuant to the LTIP. Each of the directors paid $27 in consideration for the restricted stock award, which amount is equal to the aggregate par value of the underlying shares. See “Equity Compensation” below for a discussion of the terms of restricted stock awards for directors.

(c)	This reflects an initial grant of stock options to Mr. Hibbitt on May 23, 2006 pursuant to the LTIP in connection with his election to the Board of Directors. The stock options have an exercise price of $41.12. See “—Equity Compensation” below for a discussion of the terms of stock option awards for directors.

(3)	The aggregate number of deferred stock units, shares of restricted stock and stock options outstanding at December 31, 2006 held by directors (other than Mr. Frist who resigned from the Board of Directors as of October 31, 2006) was as follows:

Name	Deferred Stock Units (#)	Restricted Stock (#)	Stock Options (#)
Nancy-Ann DeParle	1,666	2,700	43,000

Barbara A. Durand	4,095	2,700	46,000

Donald B. Halverstadt	—	2,700	41,000

William J. Hibbitt	1,459	2,700	20,000

Michael K. Jhin	4,034	2,700	20,000

Dale V. Kesler	3,039	2,700	53,000

Thomas G. Loeffler	588	2,700	25,625

Harriet R. Michel	2,747	2,700	20,000

Uwe E. Reinhardt	588	2,700	67,000

Gale E. Sayers	588	2,700	23,750

(4)	The amounts reported include tax reimbursements in connection with certain perquisites provided to the directors, none of which in the aggregate exceed $10,000 for any director.

(5)	Mr. Frist resigned from the Board of Directors, and any committees on which he was then serving, as of October 31, 2006.

Annual Retainer

Directors who are neither officers nor employees of the Company (“outside directors”) receive an annual retainer payable in cash for their membership on the Board of Directors. The annual retainer paid to each outside director during fiscal year 2006 for their service as a member of the Board of Directors from May 2006 through May 2007 was $60,000. In addition, each outside director serving as a committee chairperson received a $7,500 annual stipend payable in cash.

Outside directors have the option to elect to receive all or a portion (in 25% increments) of their annual retainer (excluding the annual stipend for the committee chairpersons) in deferred stock units that settle in an equal number of shares of Triad common stock at the earlier of the fifth anniversary of the date of grant or the end of the director’s service on the Board of Directors, at the director’s election, pursuant to the terms of the Outside Directors Plan. If such option is elected, the number of deferred stock units granted in payment of all or a portion of the annual retainer is calculated based on the closing price of a share of Triad common stock on the date of grant, which is the date of the Company’s Annual Meeting of Stockholders.

Meeting Fees and Expenses

In addition to the annual retainer, outside directors receive a fee of $2,500 payable in cash for attendance at each Board meeting. Committee members also receive a fee of $1,500 payable in cash for attendance at each applicable committee meeting. Outside directors also are reimbursed for expenses incurred relating to attendance at meetings.

Special Committee Fees

The Board of Directors formed a special committee of disinterested directors in December 2006 for the purpose of evaluating a possible change in control transaction. The members of the special committee were Dr. Halverstadt and Messrs. Hibbitt, Kesler, Loeffler and Sayers, with Mr. Loeffler serving as the committee chairperson. Each member of the committee, other than Mr. Loeffler, received a one-time fee of $125,000 in January 2007 for his service on the committee. Mr. Loeffler received a one-time fee of $150,000 in January 2007.

Equity Compensation

The Company’s Outside Directors Plan provides for a grant of options upon initially joining the Board of Directors in an amount determined by the Board of Directors. The Board of Directors’ practice has been to grant initial options covering 20,000 shares of Triad common stock. In addition to the initial options, the plan provides for an annual grant of options to acquire a number of shares of Triad common stock determined by the Board of Directors. Under the terms of the plan, initial options and annual options become exercisable as to 25% of the shares covered thereby annually beginning on the first anniversary of the date of grant. All options granted under the plan have a maximum term of ten years, are exercisable at the fair market value of the Triad common stock on the date of the grant and become immediately exercisable upon a change of control of the Company. Beginning with the 2005 annual grant, in lieu of an annual stock option grant and as permitted by the Outside Directors Plan, the Board of Directors began granting restricted stock awards pursuant to the LTIP as its primary form of annual equity compensation for directors. The restricted stock awards vest in full on the first anniversary of the date of grant, based on continued employment with the Company and subject to acceleration upon the occurrence of certain events such as a change in control (as defined in the LTIP) of the Company or termination of employment as a result of death or disability (as defined in the LTIP). The restricted stock awards are subject to restrictions on transfer and forfeiture prior to vesting. Upon his resignation from the Board of Directors as of October 31, 2006, Mr. Frist forfeited any right to his 2006 restricted stock award of 2,700 shares, which were unvested on the date of his resignation. Dividends will be payable on the restricted shares subject to the awards if and to the extent paid on Triad common stock generally, regardless of whether or not the restrictions have lapsed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,905,470	$33.81	5,113,977
Equity compensation plans not approved by security holders	—	—	—

Total	6,905,470	$33.81	5,113,977

(1)	Includes the following:

3,840,515 shares of common stock available for issuance under the LTIP;

191,155 shares of common stock available for issuance under the Outside Directors Plan, as amended;

277,176 shares of common stock available for issuance under the MSPP; and

805,131 shares of common stock available for issuance under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information with respect to the beneficial ownership of shares of Common Stock, which is the Company’s only class of voting stock, as of March 31, 2007 by:

•	each of our current directors and named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person known by us to own beneficially more than 5% of the outstanding shares of Common Stock.

Unless otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock owned by that person. The address of each of our directors and executive officers listed below is c/o Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, Texas 75024.

Director and Executive Officer Common Stock Ownership

		Beneficial Ownership of Common Stock
Name of Beneficial Owner	Position	Number of Outstanding Shares (1)		Number of Shares Underlying Options or Deferred Stock Units (2)	Percent of Class (3)
Nancy-Ann DeParle	Director	4,800		41,147	*
Barbara A. Durand, R.N., Ed.D.	Director	6,587		44,588	*
Donald B. Halverstadt, M.D.	Director	5,643		39,000	*
William J. Hibbitt	Director	5,200		5,000	*
William R. Huston	Senior Vice President of Finance	28,973	(4)	103,500	*
Michael K. Jhin	Director	4,700		15,000	*
Dale V. Kesler	Director	6,926	(5)	51,000	*
Thomas G. Loeffler, Esq.	Director	6,587		24,213	*
W. Stephen Love	Senior Vice President and Chief Financial Officer	53,757	(4)(6)	83,500	*
Harriet R. Michel	Director	4,700		15,000	*
Daniel J. Moen	Executive Vice President of Development	55,953	(4)(7)	240,000	*
Michael J. Parsons	Executive Vice President and Chief Operating Officer; Director	94,802	(4)(8)	319,755	*
Uwe E. Reinhardt, Ph.D.	Director	4,700		65,588	*
Gale E. Sayers	Director	6,587		22,338	*
James D. Shelton	Chairman of the Board, President and Chief Executive Officer; Director	398,964	(4)(9)	801,909	1.3
Directors and executive officers as a group (23 people)		896,945	(10)	2,576,038	3.8

Persons Known to Own More Than 5% of Common Stock Outstanding

Name of Beneficial Owner	Address	Beneficial Ownership of Common Stock
		Number of Outstanding Shares (1)	Percent of Class (3)
Waddell & Reed Financial, Inc. Waddell & Reed Financial Services, Inc. Waddell & Reed, Inc. Waddell & Reed Investment Management Company Ivy Investment Management Company (11)	6300 Lamar Avenue Overland Park, Kansas 66202	5,349,550	6.0%
TPG-Axon GP, LLC TPG-Axon Partners GP, L.P. TPG-Axon Partners, LP TPG-Axon Capital Management, L.P. TPG-Axon Partners (Offshore), Ltd. Dinakar Singh LLC Dinakar Singh (12)	888 Seventh Avenue, 38th Floor New York, New York 10019	7,806,800	8.8%

*	= less than one percent (1%)

(1)	The shares reported in this column include any restricted shares held as of March 31, 2007, by the current directors and current executive officers, as appropriate.

(2)	Amounts reported in this column reflect (i) shares subject to stock options that, as of March 31, 2007, were unexercised but were exercisable within a period of 60 days from that date and (ii) shares subject to deferred stock units that were due to be settled within a period of 60 days from March 31, 2007. These shares are excluded from the column headed “Number of Outstanding Shares”; however, these shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by each respective person but not the percentage beneficially owned by any other person or group.

(3)	Percentages are calculated based on the outstanding shares of Common Stock as of March 31, 2007, at which date there were 89,171,809 shares of Common Stock outstanding.

(4)	This includes shares held through the Triad Hospitals, Inc. Retirement Savings Plan as of March 31, 2007.

(5)	This includes 500 shares that are held jointly with Mr. Kesler’s spouse, as to which he shares voting and investment power.

(6)	Of the shares reported for Mr. Moen, 93 shares are held in family trusts. Mr. Moen disclaims beneficial ownership of these 93 shares.

(7)	This includes 21,442 shares that are held jointly with Mr. Love’s spouse, as to which he shares voting and investment power.

(8)	This includes 50,142 shares that are jointly held with Mr. Parsons’ spouse, as to which he shares voting and investment power.

(9)	This includes 360,238 shares that are held jointly with Mr. Shelton’s spouse, as to which he shares voting and investment power.

(10)	This contains information set forth in footnote numbers (1), (4), (5), (6), (7), (8) and (9).

(11)	This information is based on a Schedule 13G filed with the SEC on February 9, 2007, by Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Investment Management Company and Ivy Investment Management Company. According to Schedule 13G, Waddell & Reed Financial, Inc., has sole voting power and sole dispositive power with respect to 5,349,550 of such shares; Waddell & Reed Financial Services, Inc., a parent holding company, has sole voting power and sole dispositive power with respect to 4,852,650 of such shares; Waddell & Reed, Inc., a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., has sole voting power and sole dispositive power with respect to 4,852,650 of such shares; Waddell & Reed Management Company, an investment advisory subsidiary of Waddell & Reed, Inc., has sole voting power and sole dispositive power with respect to 4,852,650 of such shares; and Ivy Investment Management Company, an investment advisory subsidiary of Waddell & Reed Financial, Inc., has sole voting power and sole dispositive power with respect to 496,900 of such shares.

(12)	This information is based on a Schedule 13D/A filed with the SEC on January 30, 2007, by TPG-Axon GP, LLC, TPG-Axon Partners GP, L.P., TPG-Axon Partners, LP, TPG-Axon Capital Management, L.P. and TPG-Axon Partners (Offshore), Ltd., Dinakar Singh LLC and Dinakar Singh. According to the Schedule 13D/A, each of Dinakar Singh, Singh LLC, TPG-Axon Capital Management and TPG-Axon GP, LLC may be deemed to beneficially own 7,806,800 of the reported shares. TPG-Axon Partners (Offshore) Ltd. may be deemed to beneficially own 5,108,729 of such shares. Each of TPG-Axon Partners GP, LP and TPG-Axon Partners, LP may be deemed to beneficially own 2,698,071 of such shares. Each of Dinakar Singh, Singh LLC, TPG-Axon Capital Management and TPG-Axon GP, LLC has sole voting power and sole dispositive power with respect to 7,806,800 shares. TPG-Axon Partners (Offshore) Ltd. has sole voting power and sole dispositive power with respect to 5,108,729 shares. Each of TPG-Axon Partners GP, LP and TPG-Axon Partners, LP has sole voting power and sole dispositive power with respect to 2,698,071 shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

The Board’s Audit Committee is responsible for review, approval or ratification of “related-person transactions” between the Company (including any of its subsidiaries) and related persons. The Board of Directors has adopted a written Related Person Transaction Policy that applies to any transaction, arrangement or relationship (or any series of transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $100,000, and in which any related person had, has or will have a direct or indirect interest. Under the policy, a related person is a director, executive officer, nominee for director, or any person known to be the beneficial owner of more than 5% of the Company’s voting securities, and any of their immediate family members, as well as any entity in which any of such persons is employed or is a partner or principal or in which such person has a 5% or greater beneficial ownership interest. The Board of Directors has determined that, generally, the following transactions are exceptions under the policy and shall not be subject to Audit Committee review, approval or ratification:

•

a transaction involving compensation of directors (the Procedures for the review and approval of such transactions has been set forth in the charter of the Corporate Governance and Nominating Committee of the Board of Directors);

•

a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or agreement or special supplemental benefit of an executive officer (the procedures for the review and approval of such transactions have been set forth in the charter of the Compensation Committee of the Board of Directors);

•	a transaction available to all employees generally or to all salaried employees generally; or

•

a transaction in which the interest of the related person arises solely from the ownership of a class of the Company’s equity securities and all holders of that class receive the same benefit on a pro rata basis.

The policy provides that the Audit Committee will review the material facts of all potential related-person transactions (other than the exceptions listed above) and either approve or disapprove the entry into the related-person transaction. If advance approval by the Audit Committee is not feasible, the Audit Committee will consider the transaction for ratification at its next regularly scheduled meeting. In any case where the Audit Committee determines not to ratify a related-person transaction that has been entered into without approval, the Audit Committee may consider additional action, in consultation with counsel, including, but not limited to, termination of the transaction on a prospective basis, rescission of such transaction or modification of the transaction in a manner that would permit it to be ratified by the Audit Committee. In determining whether to approve or ratify a related-person transaction, the members of the Audit Committee will take into account, among other factors it deems appropriate, the following:

•	the terms of the transaction and whether the terms are fair to the Company;

•	whether the terms are at least as favorable as those available to or from unrelated third parties;

•	whether there are demonstrable business reasons for the Company to enter into the related-person transaction;

•	the availability and costs of other sources for comparable products or services;

•

whether the related person transaction would impair the independence of a director in the event the related person is a director, an immediate family member of a director or an entity in which a director is a general partner, 5% or greater beneficial owner or executive officer; and

•	the significance of the transaction to both the Company and the related person.

No related-person transactions have been presented to or reviewed by the Audit Committee since the beginning of fiscal year 2006, and the Company does not know of any currently proposed related-person transaction.

Director Independence

The rules of the New York Stock Exchange require the Company to have a majority of independent directors. In this regard, the Board of Directors has affirmatively determined that 10 of its 12 members, Ms. DeParle, Dr. Durand, Dr. Halverstadt, Mr. Hibbitt, Mr. Jhin, Mr. Kesler, Mr. Loeffler, Ms. Michel, Dr. Reinhardt and Mr. Sayers, have no material relationship with the Company and are independent directors under the applicable listing standards of the New York Stock Exchange. In addition, the Board of Directors had affirmatively determined prior to and until the date of his resignation from the Board of Directors as of October 31, 2006, that Thomas F. Frist III had no material relationship with the Company and was an independent director under the applicable listing standards of the New York Stock Exchange. The Board of Directors has adopted Categorical Standards of Director Independence to assist it in making determinations of director independence, and each of the directors meets these standards. In making its determinations, the Board of Directors takes into account information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. For purposes of this determination, references to the Company include any subsidiary of the Company. The Categorical Standards of Director Independence are available on the Company’s website at www.triadhospitals.com, and a printed copy will be furnished to any stockholder upon request addressed to Corporate Secretary, Triad Hospitals, Inc., 5800 Tennyson Parkway, Plano, TX 75024.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table summarizes the aggregate fees billed by Ernst & Young LLP for services rendered for the years ended December 31, 2006 and December 31, 2005:

		2006		2005
Audit fees (1)		$3,979,908		$3,693,203
Audit-related fees (2)		2,793,797		1,632,820
Tax fees (3):
Tax return preparation	562,000		570,001
Other tax matters	22,413		194,027

Total tax fees		584,413		764,028
All other fees (4):
Compliance review	630,000		588,500
Other	—		37,341

Total of all other fees		630,000		625,841

Total		$7,988,118		$6,715,892

(1)	The amounts shown for audit fees for both 2006 and 2005 include fees for (i) professional services rendered for the audit by Ernst & Young LLP of the Company’s annual financial statements and management’s report on internal control, (ii) the reviews by Ernst & Young LLP of the Company’s financial statements included in its Quarterly Reports on Form 10-Q, and (iii) work related to registration statements filed by the Company.

(2)	The amounts shown for audit-related fees for both 2006 and 2005 include fees for audits of employee benefit plans and audits of certain wholly-owned and majority-owned subsidiaries.

(3)	The amounts shown for tax fees for both 2006 and 2005 include all income tax services other than those directly related to the audit of the income tax provision.

(4)	The amounts shown for all other fees include (i) compliance review fees for both 2006 and 2005 for work performed in connection with the Company’s regulatory compliance program and the Corporate Integrity Agreement between Triad and the Office of the Inspector General of the Department of Health and Human Services and (ii) all other services not described above relating primarily to Medicare wage index research in 2005.

Audit Committee Pre-Approval Policy

The Audit Committee Charter provides that the Audit Committee of the Company’s Board of Directors has the responsibility to review and pre-approve the scope of, and related fees for, the annual audit by the Company’s independent accounting firm, as well as any professional non-audit services to be provided to the Company. Either the Audit Committee or a designated member of the committee considers for pre-approval each proposed engagement and the related fees for audit and non-audit services to be provided by the Company’s registered independent accounting firm, as well as any audit services to be provided by any other independent public accounting firms, considering the effect that such services could have on the firm’s independence. The Audit Committee or a designated member of the committee also considers for pre-approval any fee overruns that may be anticipated after commencement of an engagement. Any decisions by a designated Audit Committee member to pre-approve non-audit services or anticipated fee overruns are presented to the Audit Committee at its next scheduled meeting. In accordance with its charter and these procedures, the Audit Committee pre-approved all of the services performed by Ernst & Young LLP for fiscal years 2006 and 2005, as described above under “—Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b)	Exhibits filed herewith:

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Hospitals, Inc.

By:	/s/ REBECCA HURLEY
Rebecca Hurley
Senior Vice President and General Counsel and Secretary

Dated: April 30, 2007