Form 10-Q
period 2007-03-31
TRIAD HOSPITALS INC
filed 2007-05-09
CIK 1074771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the number of shares of common stock of Triad Hospitals, Inc. outstanding was 89,199,974.

Part I: Financial Information

Item 1: Financial Statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended March 31, 2007 and 2006

Unaudited

(Dollars in millions, except per share amounts)

	For the three months ended
	2007	2006
Revenues	$1,490.8	$1,369.2

Salaries and benefits, including share-based compensation expense of $8.1 and $6.8 at March 31, 2007 and 2006, respectively	615.0	557.5
Reimbursable expenses	12.7	13.7
Supplies	254.2	237.2
Other operating expenses	304.3	253.1
Provision for doubtful accounts	148.1	120.7
Depreciation	59.2	53.3
Amortization	2.0	1.5
Interest expense	27.4	28.7
Interest income	(3.0)	(5.0)
ESOP expense	3.5	3.0
(Gain) loss on sales of assets	0.5	(0.1)

Total operating expenses	1,423.9	1,263.6

Income from continuing operations before minority interests, equity in earnings and income tax provision	66.9	105.6

Minority interests in earnings of consolidated entities	(6.8)	(4.8)
Equity in earnings of unconsolidated affiliates	14.1	10.0

Income from continuing operations before income tax provision	74.2	110.8
Income tax provision	(32.5)	(42.9)

Income from continuing operations	41.7	67.9
Income (loss) from discontinued operations, net of tax	(0.6)	15.2

Net income	$41.1	$83.1

Income per common share:
Basic:
Continuing operations	$0.48	$0.79
Discontinued operations	$(0.01)	$0.18

Net	$0.47	$0.97

Diluted:
Continuing operations	$0.47	$0.79
Discontinued operations	$(0.01)	$0.17

Net	$0.46	$0.96

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(Dollars in millions)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143.0	$208.6
Accounts receivable, less allowances for doubtful accounts of $424.5 at March 31, 2007 and $416.3 at December 31, 2006	954.1	917.9
Inventories	152.5	149.4
Deferred income taxes	49.0	38.4
Prepaid expenses	57.7	52.1
Other	109.3	128.0

	1,465.6	1,494.4
Property and equipment, at cost:
Land	213.4	212.0
Buildings and improvements	2,033.7	2,011.7
Equipment	1,744.1	1,705.4
Construction in progress	327.4	238.8

	4,318.6	4,167.9
Accumulated depreciation	(1,285.3)	(1,227.7)

	3,033.3	2,940.2
Goodwill	1,365.7	1,359.7
Intangible assets, net of accumulated amortization	79.1	81.1
Investment in and advances to unconsolidated affiliates	255.5	242.9
Other	120.1	115.5

Total assets	$6,319.3	$6,233.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$249.0	$249.8
Accrued salaries	139.8	127.0
Current portion of long-term debt	24.3	21.3
Current income taxes payable	25.5	—
Other current liabilities	209.4	203.4

	648.0	601.5
Long-term debt	1,677.2	1,684.1
Other liabilities	199.0	187.5
Deferred income taxes	176.7	193.5
Minority interests in equity of consolidated entities	336.4	340.8
Stockholders’ equity:
Common stock $0.01 par value: 120,000,000 shares authorized, 89,171,809 and 88,339,049 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	0.9	0.9
Additional paid-in capital	2,427.2	2,410.5
Unearned ESOP compensation	(6.0)	(6.9)
Accumulated other comprehensive loss	(7.3)	(7.6)
Accumulated earnings	869.7	829.5
Less: Treasury stock, at cost, 51,131 shares at March 31, 2007	(2.5)	—

Total stockholders’ equity	3,282.0	3,226.4

Total liabilities and stockholders’ equity	$6,319.3	$6,233.8

See notes to the condensed consolidated financial statements

TRIAD HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended March 31, 2007 and 2006

Unaudited

(Dollars in millions)

	For the three months ended
	2007	2006
Cash flows from operating activities:
Net income	$41.1	$83.1
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	0.6	(15.2)
Provision for doubtful accounts	148.1	120.7
Depreciation and amortization	61.2	54.8
ESOP expense	3.5	3.0
Minority interests	6.8	4.8
Equity in earnings of unconsolidated affiliates	(14.1)	(10.0)
(Gain) loss on sales of assets	0.5	(0.1)
Deferred income tax benefit	(15.6)	(5.7)
Non-cash interest expense	0.8	0.8
Non-cash share-based compensation expense	8.1	6.8
Excess tax benefits on share-based compensation	(0.7)	(1.0)
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(184.3)	(184.2)
Inventories and other assets	(2.7)	(10.5)
Accounts payable and other current liabilities	44.0	39.4
Other	7.0	9.5

Net cash provided by operating activities	104.3	96.2

Cash flows from investing activities:
Purchases of property and equipment	(151.3)	(118.3)
Distributions and advances (to) from unconsolidated affiliates, net	1.5	(6.0)
Proceeds received on disposals of assets	1.4	90.7
Acquisitions, net of cash acquired	(30.2)	(37.0)
Other	—	(0.1)

Net cash used in investing activities	(178.6)	(70.7)

Cash flows from financing activities:
Payments of long-term debt	(3.8)	(0.7)
Proceeds from issuance of common stock	5.0	12.6
Payments for purchase of treasury stock	(2.5)	—
Excess tax benefits on share-based compensation	0.7	1.0
Contributions from minority partners, net	9.3	—

Net cash provided by financing activities	8.7	12.9

Change in cash and cash equivalents	(65.6)	38.4
Cash and cash equivalents at beginning of period	208.6	310.2

Cash and cash equivalents at end of period	$143.0	$348.6

Cash paid for:
Interest	$8.1	$7.6
Income taxes, net of refunds	$0.9	$19.4

See notes to the condensed consolidated financial statements.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—PROPOSED MERGER

On March 19, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement), with Community Health Systems, Inc., (CHS) and FWCT-1 Acquisition Corporation, a wholly-owned subsidiary of CHS (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into Triad Hospitals, Inc. (the Company), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of CHS (the Merger). On February 4, 2007, we entered into an Agreement and Plan of Merger (the Prior Merger Agreement) with entities owned by private investment funds affiliated with CCMP Capital Advisors, LLC and Goldman Sachs & Co. (collectively, Panthera). Immediately prior to the execution of the Merger Agreement, the Company terminated the Prior Merger Agreement. Our Board of Directors approved the Merger Agreement and the termination of the Prior Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of disinterested directors (the Special Committee). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, we paid Panthera a termination fee of $20 million and advanced $20 million to Panthera to cover its out-of-pocket expenses (the Prior Agreement Amount). CHS reimbursed us for such amounts pursuant to the terms of the Merger Agreement.

At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us, CHS, Merger Sub, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $54.00 in cash, without interest.

We have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “no shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions and negotiations with third parties. The no shop provision is subject to a “fiduciary out” provision that allows us to provide information and participate in discussions and negotiations with respect to third party acquisition proposals submitted after the date of the Merger Agreement that the Board of Directors (following the recommendation of the Special Committee) believes in good faith to be bona fide and determines in good faith, after consultation with its financial advisors and outside counsel, constitute or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors (following the recommendation of the Special Committee) determines in good faith that it has received a superior proposal and that failure to terminate the Merger Agreement could violate its fiduciary duties, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $130 million to CHS and reimburse CHS for any amounts paid by CHS to us in respect of the Prior Agreement Amount. In certain other circumstances, we must pay a fee of $130 million upon termination of the Merger Agreement. Under other circumstances upon termination of the Merger Agreement, we must reimburse CHS for its expenses of up to $15 million and for the Prior Agreement Amount.

The parties to the Merger Agreement are entitled to specific performance of the terms of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. CHS has obtained debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which, together with cash on hand, will be sufficient for CHS to pay all amounts required to consummate the Merger and other transactions contemplated by the Merger Agreement, including any contemplated refinancing of debt and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our stockholders, the receipt of required regulatory approvals and other customary closing conditions. The applicable 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired on April 23, 2007. The parties currently expect to close the transaction during the third quarter of 2007. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.

On April 20, 2007, our Board of Directors set Thursday, May 3, 2007 as the record date for determining stockholders entitled to vote at a special meeting of the stockholders to be held on Tuesday, June 12, 2007. The special meeting is being called (i) to vote upon and approve the Merger Agreement, (ii) to consider and vote upon a

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1—PROPOSED MERGER (continued)

proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement, and (iii) to transact such other business that may properly come before the special meeting or any adjournments thereof.

We had approximately $10.4 million in costs included in other operating expenses in 2007 related to the proposed Merger, which reduced diluted earnings per share by approximately $0.06 per share.

NOTE 2—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Triad Hospitals, Inc. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements.

NOTE 3—SHARE-BASED COMPENSATION PLANS

A summary of stock option activity under our share-based compensation plans at March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,905,470	$33.81
Granted	—	$—
Exercised	(150,423)	$33.44
Cancelled	(44,385)	$38.36

Outstanding at March 31, 2007	6,710,662	$33.79	6.4	$123,899,188

Exercisable at March 31, 2007	5,232,174	$32.18	6.0	$104,984,942

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $2.4 million.

A summary of our non-vested shares at March 31, 2007 is presented below:

	Restricted Stock		MSPP Shares		DSUs
	Shares	Weighted Average Grant-date Fair Value	Shares	Weighted Average Grant-date Fair Value	Shares	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2007	761,350	$41.90	73,218	$11.09	23,424	$36.31
Granted	743,756	$49.61	—	$—	—	$—
Vested	(153,008)	$40.75	—	$—	—	$—
Cancelled	(8,855)	$42.26	(1,430)	$11.91	—	$—

Non-vested at March 31, 2007	1,343,243	$46.30	71,788	$11.61	23,424	$36.31

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 3—SHARE-BASED COMPENSATION PLANS (continued)

We repurchased 51,131 shares of stock to be held in the treasury for $2.5 million in order to satisfy the amount of minimum tax withholding liabilities that were incurred upon vesting of the restricted stock.

The total fair value of shares vested during the three months ended March 31, 2007 was $20.0 million.

Cash received from option exercises under share-based payment arrangements for the three months ended March 31, 2007 was $5.0 million. The actual tax benefit realized for the tax deductions of the share-based payment arrangements for the three months ended March 31, 2007 was $3.9 million.

NOTE 4—INCOME TAXES

On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS 109. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We reduced the opening balance of retained earnings by $0.9 million from the adoption of FIN 48. Also, the unrecognized tax benefits previously established through purchase accounting for the Quorum acquisition were reduced by $3.2 million from the adoption of FIN 48 through a reduction to goodwill. We also reclassified the unrecognized tax benefits from deferred tax liabilities to other long-term liabilities upon adoption of FIN 48. We had approximately $6.4 million of other current liabilities and $3.9 million of other long-term liabilities for unrecognized tax benefits and accrued interest and penalties at March 31, 2007. We had approximately $11.8 million of unrecognized tax benefits at December 31, 2006.

We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision. During the three months ended March 31, 2007, we recognized approximately $0.7 million in interest and penalties. We made no payments of interest and penalties during the three months ended March 31, 2007.

NOTE 5—DISCONTINUED OPERATIONS

Effective January 1, 2006, we closed on a definitive agreement to sell our hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas for $75 million plus $15.1 million for working capital. These facilities were reclassified to discontinued operations in the fourth quarter of 2005. We recognized a gain on the sale in discontinued operations of $27.2 million in the first quarter of 2006. These facilities were a component of the owned operations segment.

We closed under an agreement in May 2004 to sell certain assets related to our leased acute care hospital in Terrell, Texas. At the time of the disposal, we recorded $3.4 million in notes receivable. During the third quarter of 2006, the borrower defaulted on the first payment due under the notes. A reserve on the notes for the amount in excess of the estimated value of the collateral of approximately $1.4 million was recorded in discontinued operations. During the first quarter of 2007, an additional reserve of approximately $0.6 million was recorded in discontinued operations.

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 5—DISCONTINUED OPERATIONS (continued)

Revenues and income for these entities are included in the condensed consolidated statements of operations as “Income from discontinued operations, net of tax” for all periods presented. The amounts are as follows (in millions):

	For the three months ended March 31,
	2007	2006
Revenues	$(0.3)	$0.7

Pre-tax loss from operations	(0.3)	(1.1)
Income tax benefit	0.1	0.4

	(0.2)	(0.7)
Gain (loss) on disposal, net of tax (provision) benefit of $0.2 million and $(11.3) million for the three months ending March 31, 2007 and 2006, respectively	(0.4)	15.9

	$(0.6)	$15.2

NOTE 6—GUARANTEES

We have entered into physician recruiting agreements under which we supplement physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended, typically three years, or the payments are required to be returned to us. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. We record an asset for the estimated fair value of the minimum revenue guarantees and amortize the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2007, we had liabilities for the minimum revenue guarantees entered into after January 1, 2006 of $23.2 million. At March 31, 2007, including the minimum revenue guarantees entered into prior to January 1, 2006, the maximum amount of all unpaid minimum revenue guarantees was $60.1 million.

We have entered into agreements whereby we have guaranteed certain loans entered into by patients for whom services were performed at our facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. We would be obligated to repay the financial institutions if a patient fails to repay his or her loan. We could then pursue collections from the patient. We record a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 30.5% at March 31, 2007 and 30.3% at December 31, 2006. At March 31, 2007 and December 31, 2006, the amounts subject to the guarantees were $23.1 million and $23.4 million, respectively. We had accrued liabilities of $6.9 and $7.0 million at March 31, 2007 and December 31, 2006, respectively, for the estimated loan defaults that would be covered under the guarantees.

We have entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into was $3.9 million at March 31, 2007. Minimum amounts were recorded for the fair value of the guarantees.

NOTE 7—INCOME PER SHARE

Income per common share is based on the weighted average number of shares outstanding adjusted for the shares issued to our Employee Stock Ownership Plan (“ESOP”) and unvested restricted shares issued under our share-based compensation plans. Diluted weighted average shares outstanding are calculated by adjusting basic weighted average shares outstanding by all potentially dilutive stock options and unvested restricted stock. Stock options outstanding of 35,250 and 1,824,625 for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock. Weighted average shares are as follows:

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 7—INCOME PER SHARE (continued)

	For the three months ended March 31,
	2007	2006
Weighted average shares exclusive of unreleased ESOP shares and unvested restricted shares	87,197,269	85,730,434
Average of ESOP shares committed to be released	37,500	37,500

Basic weighted average shares outstanding	87,234,769	85,767,934
Effect of dilutive securities – share-based compensation plans	1,635,646	566,006

Diluted weighted average shares outstanding	88,870,415	86,333,940

NOTE 8—SEGMENT INFORMATION

The distribution of our revenues and Adjusted EBITDA of continuing operations (which is used by management for operating performance review, see (a)) is summarized in the following table (dollars in millions):

	For the three months ended March 31,
	2007	2006
Revenues:
Owned operations	$1,462.4	$1,340.5
Management services	28.3	28.5
Corporate and other	0.1	0.2

	$1,490.8	$1,369.2

	For the three months ended March 31,
	2007	2006
Adjusted EBITDA (a):
Owned operations	$208.3	$220.9
Management services	4.0	3.4
Corporate and other	(41.7)	(27.3)

	$170.6	$197.0

Adjusted EBITDA for owned operations includes equity in earnings of unconsolidated affiliates of $14.1 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively.

A reconciliation of Adjusted EBITDA to income from continuing operations before income tax provision follows (in millions):

	For the three months ended March 31,
	2007	2006
Total Adjusted EBITDA for reportable segments	$170.6	$197.0

Depreciation	59.2	53.3
Amortization	2.0	1.5
Interest expense	27.4	28.7
Interest income	(3.0)	(5.0)
ESOP expense	3.5	3.0
(Gain) loss on sales of assets	0.5	(0.1)
Minority interests in earnings of consolidated entities	6.8	4.8

Income from continuing operations before income tax provision	$74.2	$110.8

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 8—SEGMENT INFORMATION (continued)

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

NOTE 9—COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, or SFAS 130 establishes guidelines for reporting changes in equity during a period from transactions and other events and circumstances from non-owner sources.

The component of comprehensive income, net of income tax, is as follows (in millions):

	For the three months ended March 31,
	2007	2006
Net income	$41.1	$83.1
Other comprehensive income, net of income tax:
Recognition of unrecognized net periodic benefit costs	0.3	—

Comprehensive income	$41.4	$83.1

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	March 31, 2007	December 31 2006
Foreign currency translation adjustment	$0.1	$0.1
Unrecognized net periodic benefit costs	7.2	7.5

	$7.3	$7.6

NOTE 10—EQUITY INVESTMENTS

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

	For the three months ended March 31,
	2007	2006
Revenues	$330.7	$278.9

Net income	$48.7	$34.3

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 11—CONTINGENCIES

Litigation Concerning Triad’s Pending Merger

Between February 5, 2007 and March 2, 2007, five putative class action lawsuits, entitled Market Street Securities v. Shelton, et al., Cause No. 296-0436-07 (Feb. 5, 2007), Clark v. Triad Hospitals, Inc., et al., Cause No. 296-0461-07 (Feb. 6, 2007), Rubery v. Triad Hospitals, Inc., et al., Cause No. 296-0566-07 (Feb. 6, 2007), Sternhell v. Shelton, et al., Cause No. 416-0494-0 (Feb. 8, 2007) and Thomas Purdy, III v. Triad Hospitals Inc., et al., Cause No. 296-809-07 (Mar. 2, 2007), were filed against Triad and its directors. The Rubery and Sternhell petitions also named as defendants CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P., and the Sternhell petition further named Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation as defendants. All of the petitions were filed in the District Court of Collin County, Texas. The petitions, which purported to be brought on behalf of all Triad stockholders (excluding the defendants and their affiliates), alleged that the $50.25 per share in cash that was to be paid to stockholders in connection with Triad’s previously proposed merger with affiliates of CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P. was inadequate, and that Triad and its directors violated their fiduciary obligations to stockholders in negotiating and approving the merger.

Following the announcement on March 19, 2007 that Triad had terminated its previous merger agreement with affiliates of CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P. and had, instead, entered into a merger agreement at $54.00 per share with CHS the above-referenced actions were consolidated in the 296th District Court of Collin County, Texas. On April 23, 2007, plaintiffs filed a consolidated amended petition challenging the proposed transaction with CHS. The consolidated amended petition alleges, among other things, that (i) the $54.00 per share in cash that is to be paid to stockholders in connection with Triad’s proposed merger with CHS is still inadequate; (ii) the “go shop” auction process that led to the higher offer from CHS was flawed; (iii) the directors violated their fiduciary duties to shareholders by administering a sale process that failed to maximize shareholder value; (iv) the terms of the merger agreement with CHS, which include a so-called “non-solicitation” clause and a $130 million termination fee, will artificially deter higher bids for the Company; (v) the directors breached their fiduciary duties by approving, in mid-December 2006, amended change in control severance agreements with several Triad executives; and (vi) the Company failed to disclose certain purportedly material information relating to the valuation of the Company and the process leading to the approval of the proposed merger. The consolidated amended petition seeks a judgment declaring that Triad and its directors breached their fiduciary duties to plaintiffs, enjoining Triad and its directors from executing the merger with CHS, indemnifying plaintiffs, and awarding plaintiffs attorneys’ fees and costs. Triad believes that this consolidated lawsuit is without merit and intends to vigorously defend the action. Plaintiffs’ counsel in the consolidated action have advised Defendants’ counsel of plaintiffs’ intention to conduct discovery and to file a motion for a temporary injunction by May 24, 2007. The presiding judge has indicated to counsel for the parties that if such a motion is filed, it will be set for hearing before the court on June 7, 2007.

False Claims Act Litigation

As a result of our ongoing discussions with the government prior to our merger with Quorum Health Group, Inc., or Quorum, on April 27, 2001, Quorum learned of two qui tam complaints against it alleging violations of the False Claims Act for claims allegedly submitted to the government involving two managed hospitals. Quorum accrued the estimated liability on these items prior to the merger and the matter remains under seal. The government has requested that Quorum conduct a self audit with respect to one Medicare cost report for one managed hospital and three other specific issues. The government has stated that it intends to investigate certain other allegations.

On September 9, 2003, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement and improper allocation of costs at a hospital in Mississippi managed by Quorum Health Resources, LLC, or QHR, which is named as an additional defendant. The Federal government has apparently elected not to intervene in the case and the complaint was unsealed. We are vigorously defending this matter and have filed a motion to dismiss, which is pending before the court. While we currently believe that we have no liability for any of the claims alleged in the complaint, discovery has not been completed and at this time we cannot predict the final effect or outcome of the complaint.

On May 18, 2004, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff appealed the dismissal, and we are vigorously contesting the appeal.

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

From time to time we may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. We may not know about those investigations or about qui tam actions filed against us unless and to the extent such matters are unsealed. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

Income Taxes

The Internal Revenue Services, or IRS, has concluded conducting an examination of the Federal income tax returns for our short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report, known as a 30-Day Letter, with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of certain qui tam complaints that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in our payment of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

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

General Liability Claims

QHR, The Intensive Resource Group, LLC, or IRG, a subsidiary of QHR, and we are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. QHR, IRG and we have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against QHR, IRG, and us and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. QHR, IRG and we appealed such judgment. We had reserved $5.9 million in respect of this judgment. In March 2007, we learned that our appeal was unsuccessful and we paid $6.2 million on the judgment, which includes approximately $0.3 million in accrued interest.

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

NOTE 12—COSTS OF SALES

The following tables show the line items in the condensed consolidated statements of operations that are considered costs of sales (dollars in millions):

	For the three months ended March 31, 2007
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$615.0	$20.7	$594.3
Reimbursable expenses	12.7	—	12.7
Supplies	254.2	0.1	254.1
Other operating expenses	304.3	20.9	283.4
Provision for doubtful accounts	148.1	—	148.1
Depreciation	59.2	0.9	58.3
Amortization	2.0	—	2.0

Total	$1,395.5	$42.6	$1,352.9

	For the three months ended March 31, 2006
	Total Expenses	General and Administrative Expenses	Costs of Sales
Salaries and benefits	$557.5	$19.3	$538.2
Reimbursable expenses	13.7	—	13.7
Supplies	237.2	0.1	237.1
Other operating expenses	253.1	8.0	245.1
Provision for doubtful accounts	120.7	—	120.7
Depreciation	53.3	0.8	52.5
Amortization	1.5	—	1.5

Total	$1,237.0	$28.2	$1,208.8

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158, which was effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors financial statements. Changes in the funding status will be reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations are also required. We adopted these provisions of SFAS 158 on December 15, 2006. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsor’s fiscal

TRIAD HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS (continued)

year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We do not anticipate a material impact on our results of operations or financial position from the adoption of this provision of SFAS 158.

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

We acquired one new hospital in the fourth quarter of 2006 and acquired two new hospitals by entering into joint ventures with non-profit partners in the first quarter of 2006. These acquisitions affect the comparability of the results of operations for the three months ended March 31, 2007 and 2006.

PROPOSED MERGER

On March 19, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement), with Community Health Systems, Inc., (CHS) and FWCT-1 Acquisition Corporation, a wholly-owned subsidiary of CHS (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of CHS (the Merger). On February 4, 2007, we entered into an Agreement and Plan of Merger (the Prior Merger Agreement) with entities owned by private investment funds affiliated with CCMP Capital Advisors, LLC and Goldman Sachs & Co. (collectively, Panthera). Immediately prior to the execution of the Merger Agreement, the Company terminated the Prior Merger Agreement. Our Board of Directors approved the Merger Agreement and the termination of the Prior Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of disinterested directors (the Special Committee). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, we paid Panthera a termination fee of $20 million and advanced $20 million to Panthera to cover its out-of-pocket expenses (the Prior Agreement Amount). CHS reimbursed us for such amounts pursuant to the terms of the Merger Agreement.

At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us, CHS, Merger Sub, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $54.00 in cash, without interest.

We have made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “no shop” restriction on our ability to solicit third party proposals, provide information and engage in discussions and negotiations with third parties. The no shop provision is subject to a “fiduciary out” provision that allows us to provide information and participate in discussions and negotiations with respect to third party acquisition proposals submitted after the date of the Merger Agreement that the Board of Directors (following the recommendation of the Special Committee) believes in good faith to be bona fide and determines in good faith, after consultation with its financial advisors and outside counsel, constitute or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement.

We may terminate the Merger Agreement under certain circumstances, including if our Board of Directors (following the recommendation of the Special Committee) determines in good faith that it has received a superior proposal and that failure to terminate the Merger Agreement could violate its fiduciary duties, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $130 million to CHS and reimburse CHS for any amounts paid by CHS to us in respect of the Prior Agreement

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Amount. In certain other circumstances, we must pay a fee of $130 million upon termination of the Merger Agreement. Under other circumstances upon termination of the Merger Agreement, we must reimburse CHS for its expenses of up to $15 million and for the Prior Agreement Amount.

The parties to the Merger Agreement are entitled to specific performance of the terms of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. CHS has obtained debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which, together with cash on hand, will be sufficient for CHS to pay all amounts required to consummate the Merger and other transactions contemplated by the Merger Agreement, including any contemplated refinancing of debt and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by our stockholders, the receipt of required regulatory approvals and other customary closing conditions. The applicable 30-day waiting period under the Hart-Scott-Rodino Act expired on April 23, 2007. The parties currently expect to close the transaction during the third quarter of 2007. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.

On April 20, 2007, our Board of Directors set Thursday, May 3, 2007 as the record date for determining stockholders entitled to vote at a special meeting of the stockholders to be held on Tuesday, June 12, 2007. The special meeting is being called (i) to vote upon and approve the Merger Agreement, (ii) to consider and vote upon a proposal to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement, and (iii) to transact such other business that may properly come before the special meeting or any adjournments thereof.

We had approximately $10.4 million in costs related to the proposed Merger, which reduced diluted earnings per share by approximately $0.06 per share.

FORWARD–LOOKING STATEMENTS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of Triad and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Triad. These factors include, but are not limited to:

•	whether the proposed Merger or any alternative transaction is consummated,

•	the highly competitive nature of the healthcare business,

•	the efforts of insurers and other payers, healthcare providers, and others to contain healthcare costs,

•	possible changes in Medicare, Medicaid and other government programs that may further limit reimbursements to healthcare providers,

•	changes in Federal, state or local regulations affecting the healthcare industry,

•	the possible enactment of Federal or state healthcare reform,

•	the ability to attract and retain qualified management and personnel, including physicians and nurses,

•	the departure of key executive officers,

•	adverse changes in the collectibility of accounts receivable,

•	the successful implementation of our new information system,

•	claims and legal actions relating to professional liabilities and other matters,

•	fluctuations in the market value of our common stock,

•	changes in accounting standards,

•	changes in general economic conditions or geopolitical events,

•	future acquisitions, joint venture development or divestitures which may result in additional charges,

•	the ability to enter into managed care provider arrangements on acceptable terms,

•	the availability and terms of capital to fund the expansion of our business,

•	changes in business strategy or development plans,

•	the ability to obtain adequate levels of general and professional liability insurance,

•	the potential adverse impact of known and unknown government investigations,

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

•	timeliness of reimbursement payments received under government programs, and

•

other factors as may be described in our filing with the SEC, including without limitation, detailed factors under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those we express in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

Revenue/Volume Trends

We have entered into agreements with third-party payers, including government programs and managed care health plans, under which rates are based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Our facilities have experienced revenue rate growth from increases in managed care pricing and in reimbursement from government programs. Our reimbursement from government programs increased approximately 2% to 3% beginning in the fourth quarter of 2006. Our managed care pricing increased approximately 4% to 6% in 2007. There can be no assurances that we will continue to receive these levels of revenue rate increases in the future.

Patient volumes, on a same facility basis, increased slightly in 2007 compared to 2006. The increase in volumes was a result of our capital expenditures to expand service levels at our facilities. For fiscal year 2007, we anticipate that volumes, on a same facility basis, will increase approximately 1% to 2%. If our volumes decrease, then our results of operations and cash flows could be adversely affected.

Our revenues continue to be affected by the proportion of revenue derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. We expect patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and expansion of state Medicaid programs. Volumes from managed care plans are expected to increase due to insurance companies, government programs (other than Medicare) and employers purchasing healthcare services for their employees by negotiating discounted amounts that they will pay healthcare providers rather than by paying standard prices. We have seen a shift from Medicare revenue to managed care revenues due, in part, to higher patient utilization of Medicare managed care plans.

The percentages of patient revenues by provider are as follows:

	For the three months ended March 31,
	2007	2006
Medicare	29.5%	30.6%
Medicaid	4.5	4.7
Managed care plans	47.6	44.7
Uninsured	9.7	9.6
Other sources	8.7	10.4

	100.0%	100.0%

Changes in the proportion of services reimbursed based upon fixed payment amounts where the payment is based upon the diagnosis, regardless of the cost incurred or level of service provided, could impact revenues, earnings and cash flows.

On December 20, 2006, the Tax Relief and Health Care Act was signed into law, which includes a number of provisions related to Medicare and Medicaid spending. The Medicare provisions include a zero percent update for Federal fiscal year 2007 physician payments, which negated a previously expected 5% reduction, initiation of a short-term and long-term physician quality reporting program, implementation no sooner than 2009 of a voluntary quality reporting program for outpatient departments and ambulatory surgery centers, and the extension of certain Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, provisions including certain hospital wage index reclassifications. The Medicaid provisions included a reduction in the Federal limit on the allowable Medicaid provider tax rate to 5.5% from 6.0%. We do not anticipate any material impact from the provisions of this act.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

On October 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, issued final rulemaking for Federal fiscal year 2007. The final rule includes updates to the base operating and capital reimbursement rates, diagnostic related group, or DRG, classifications, outlier payment threshold, reporting of hospital quality data for the annual hospital payment update and changes to the area wage index, among other changes. In addition, the rule calls for the recalibration of the DRG weights using a cost weighting methodology, which is a departure from prior years’ recalibration methodology that was based primarily on hospital charges. This change will be phased in over three years beginning in Federal fiscal year 2007. Also, the rule outlines a plan to further modify the hospital inpatient prospective payment system, or PPS, by incorporating severity of illness adjustors into the systems. The severity adjustment component will begin in Federal fiscal year 2007 with 20 specific DRG changes and continue in 2008 after further analysis is completed. The cost-based weight recalibration methodology and the severity adjustment are expected to result in a redistribution of payments among hospitals across the country. Currently, we do not believe that these changes will have a material adverse impact on our results of operations or cash flows.

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

On April 13, 2007, CMS released its notice of proposed rulemaking for Federal fiscal year 2008. The proposed rule affects Medicare’s PPS as well as inpatient exempt providers. Most of the proposed changes become effective October 1, 2007 and the major provisions of the rule include a 3.3% increase in the market basket index, an across the board reduction of 2.4% to maintain budget neutrality which CMS indicates is necessary to eliminate the effect of changes related to the proposed Medicare severity DRG system, a reduction in the outlier threshold to $23,015 from $24,485, zero update in the rate paid for capital related costs to urban hospitals and a 0.8% update to rural hospitals and a modest increase in the indirect Medical education adjustment. CMS also proposed a major restructure to the DRG classification system, referred to as Medicare-Severity DRGs, or MS-DRGs, that would increase the number of DRGs. The MS-DRG system retains the basic logic of the current system but segregates into three subgroups the severity of illness from two subgroups. CMS is also continuing with the three year transition that began in 2007 related to the shift in DRG weight calculation methodology. The blend in Federal fiscal year 2008 will be DRG weights based on 67% cost and 33% charges. We are currently in the process of evaluating the potential impact of these changes, but if these proposed rules are enacted it could have a material impact on our results of operations, financial position and cash flows.

Our revenues have been affected by the trend toward performing certain services more frequently on an outpatient basis rather than on an inpatient basis. Growth in outpatient services is expected to continue, although possibly at a slower rate, in the healthcare industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers and patients to perform certain procedures as outpatient care rather than inpatient care. Outpatient revenues were 47% and 45% of patient revenues for the three months ended March 31, 2007 and 2006, respectively.

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

We acquired one new hospital in the fourth quarter of 2006 and acquired two new hospitals by entering into joint ventures with non-profit entities in the first quarter of 2006. These facilities increased revenues by $56.1 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Other Trends

Provision for doubtful accounts

We estimate our allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. We have multiple patient accounting systems, which could increase the time needed to analyze uninsured collection rates. We augment our estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings. After determining that uninsured collection rates had decreased substantially during the third and fourth quarters of 2006 and reviewing results of these analytical methods, management increased its estimate of uncollectible accounts in 2006. Uninsured collection rates were relatively constant in the first quarter of 2007 compared to the fourth quarter of 2006. Our estimate of uncollectible accounts was approximately 72.1% and 72.2% of discounted billed uninsured receivables at March 31, 2007 and December 31, 2006, respectively. We believe that the decrease in uninsured collection rates during 2006 was due to increasing amounts of fully uninsured patient accounts which have lower collection rates than patient co-payment and deductible accounts.

Our provision for doubtful accounts, as a percentage of revenues, was 9.9% in 2007 compared to 8.8% in 2006. The provision for doubtful accounts increased 0.7% as a percentage of revenue in 2007 from the change in estimate of collection rates discussed above. Our provision for doubtful accounts as a percentage of revenue was also impacted by the growth in fully uninsured revenue. The percentage of revenues from fully uninsured patients increased to 9.7% in 2007 from 9.6% in 2006.

Our uninsured receivables, as a percentage of billed hospital receivables, decreased to 41.8% at March 31, 2007 compared to 42.3% at December 31, 2006. Uninsured receivables increased $12.6 million from December 31, 2006 to March 31, 2007, with the amounts relating to receivables from co-payments and deductibles increasing $0.4 million and the amount relating to receivables from fully uninsured patients increasing $12.2 million. Total receivables increased $44.5 million over the same time period.

Days in accounts receivable decreased to 63 days at March 31, 2007 compared to 67 days at December 31, 2006 due primarily to increased cash collections.

The approximate percentages of billed hospital receivables (which is a component of total receivables) are summarized as follows:

	March 31, 2007	December 31, 2006
Insured receivables	58.2%	57.7%
Fully uninsured receivables	29.4%	29.5%
Co-payment and deductible receivables	12.4%	12.8%

Total	100.0%	100.0%

Included in insured receivables are accounts that are pending approval from Medicaid. These receivables were approximately 4.8% and 4.7% of billed hospital receivables at March 31, 2007 and December 31, 2006, respectively. We maintain a contractual allowance on these receivables. The allowance was approximately 54% at March 31, 2007 and 48% at December 31, 2006. The allowances are determined using a nine-month historical conversion rate. The allowances have historically varied between 30% and 50%.

Our allowance for doubtful accounts and the approximate percentages of allowance for doubtful accounts to accounts receivable are summarized as follows (dollars in millions):

	March 31, 2007	December 31, 2006
Allowance for doubtful accounts	$424.5	$416.3
Percentage of accounts receivables	30.8%	31.2%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	March 31, 2007	December 31, 2006
0 to 60 days	52.2%	50.6%
61 to 150 days	21.7%	22.5%
151 to 360 days	24.8%	25.1%
Over 360 days	1.3%	1.8%

Total	100.0%	100.0%

The percentage of revenue from uninsured patients increased slightly in 2007 compared to 2006. We experienced a significant reduction in uninsured collection rates in the third and fourth quarters of 2006. The uninsured collection rates remained at these levels in the first quarter of 2007. We are unable to determine if this will continue for the remainder of 2007. If the trends observed in 2006 and 2007 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, substantial additional allowances could be required and our results of operations and financial position would be materially adversely affected. We estimate that each 1% change in uninsured collection rates impacts the provision for doubtful accounts by approximately $5.6 million, or $0.04 per diluted share.

Impairments of long-lived assets

Two of our hospitals had impairment indicators, primarily operating losses, and were evaluated for potential long-lived asset impairment in 2006. Currently, the probability-weighted undiscounted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

In 2006, we had valuations prepared for certain facilities in conjunction with proposed offerings to physicians of ownership interests in the entities that own such facilities. The valuations of three facilities contained impairment indicators and those facilities were evaluated for potential long-lived asset impairment in 2006. Currently, the probability-weighted future cash flows expected from the use of the assets and eventual disposition indicate that the recorded amounts are recoverable.

If the probabilities assigned to the future cash flows or the projections of future cash flow deteriorate, then impairment of these assets may be required.

Insurance Costs

Insurance costs, on a same facility basis as a percentage of revenue, were approximately 1.3% in 2007 compared to 1.7% in 2006. Our insurance costs, on a same facility basis, decreased by $5.0 million, or 21.5%, in 2007 compared to 2006. The reduction was from reduced claim payments and claim severity, partially due to tort reform in several states. We currently anticipate that our insurance costs will remain at this lower level for the remainder of 2007.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Operating Results Summary

The following is a summary of unaudited operating results and key operating statistics from continuing operations for the three months ended March 31, 2007 and 2006 (dollars in millions, except per share amounts and statistics):

	For the three months ended
	2007		2006
	Amount	Percentage	Amount	Percentage
Revenues	$1,490.8	100.0	$1,369.2	100.0

Salaries and benefits (1)	615.0	41.3	557.5	40.7
Reimbursable expenses	12.7	0.9	13.7	1.0
Supplies	254.2	17.1	237.2	17.3
Other operating expenses	304.3	20.4	253.1	18.5
Provision for doubtful accounts	148.1	9.9	120.7	8.8
Depreciation and amortization	61.2	4.1	54.8	4.0
Interest expense, net	24.4	1.6	23.7	1.8
ESOP expense	3.5	0.2	3.0	0.2
(Gain) loss on sales of assets	0.5	—	(0.1)	—

	1,423.9	95.5	1,263.6	92.3

Income from continuing operations before minority interests, equity in earnings and income tax provision	66.9	4.5	105.6	7.7
Minority interests in earnings of consolidated entities	(6.8)	(0.5)	(4.8)	(0.3)
Equity in earnings of unconsolidated affiliates	14.1	1.0	10.0	0.7

Income from continuing operations before income tax provision	74.2	5.0	110.8	8.1
Income tax provision	(32.5)	(2.2)	(42.9)	(3.1)

Income from continuing operations	$41.7	2.8	$67.9	5.0

(1) Share-based compensation expense	$8.1		$6.8

Income per common share from continuing operations
Basic	$0.48		$0.79
Diluted	$0.47		$0.79
Number of hospitals at end of period (a)
Owned	52		50
Managed joint ventures	1		1

Total	53		51
Licensed beds at end of period (b)	9,618		9,241
Available beds at end of period (c)	8,319		8,194
Admissions (d)
Owned	91,874		88,526
Managed joint ventures	1,399		1,457

Total	93,273		89,983
Adjusted admissions (e)	155,831		148,478
Adjusted patient days (f)	740,720		711,555
Outpatient visits excluding outpatient surgeries	1,154,543		1,076,002
Inpatient surgeries	36,655		34,359
Outpatient surgeries	79,001		74,627

Total surgeries	115,656		108,986
Average length of stay (g)	4.8		4.8
Outpatient revenue percentage	47%		45%
Inpatient revenue per admission	$8,280.1		$8,180.7
Outpatient revenue per outpatient visit	$577.7		$547.8
Patient revenue per adjusted admission	$9,162.0		$8,847.1
Patient revenue per adjusted patient day	$1,927.5		$1,846.1
Gross patient revenues (in millions)	$4,598.6		$4,078.7
Self-pay discounts (in millions)	$45.4		$45.2
Charity discounts (in millions)	$14.4		$18.8

(a)	Number of hospitals excludes facilities under construction. This table does not include any operating statistics for managed unconsolidated joint ventures, except for admissions.
(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.
(c)	Available beds are those beds a facility actually has in use.
(d)	Admissions represent the total number of patients admitted (in the facility for a period in excess of 23 hours) to our facilities and are used by management and certain investors as a general measure of inpatient volume.
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

Three Months Ended March 31, 2007 and 2006

Income from continuing operations decreased to $41.7 million in the three months ended March 31, 2007 from $67.9 million in the three months ended March 31, 2006. In 2007, we had approximately $10.4 million in costs related to the proposed Merger. Provision for doubtful accounts was 9.9% of revenue in 2007 compared to 8.8% in 2006. Our same facility revenues increased 4.9% in 2007 compared to 2006.

Revenues increased to $1,490.8 million in the three months ended March 31, 2007 compared to $1,369.2 million in the three months ended March 31, 2006. Same facility revenues increased 4.9% in 2007 compared to 2006, which includes $0.7 million in unfavorable governmental cost report settlements in 2007 compared to $1.1 million in favorable governmental cost report settlements in 2006. Same facility patient revenue per adjusted admission increased 2.8% in 2007 compared to 2006 due primarily to increases in managed care pricing and increases in reimbursement from government programs. Our case mix index, which is a measure of patient acuity, decreased 0.9% in 2007 compared to 2006. Same facility admissions increased 1.3% and adjusted admissions increased 1.8% in 2007 compared to 2006. Same facility inpatient surgeries and outpatient surgeries increased 3.3% and 1.2% in 2007 compared to 2006, respectively. We had increases in revenues and selected statistics, shown in the table below, from the acquisition of one hospital in the fourth quarter of 2006 and two hospitals in the first quarter of 2006.

Revenues	$56.1	million
Admissions	2,205
Adjusted admissions	5,730
Inpatient surgeries	1,196
Outpatient surgeries	3,516
Outpatient visits	36,178

Salaries and benefits (which include contract nursing) as a percentage of revenues increased to 41.3% in the three months ended March 31, 2007 from 40.7% in the three months ended March 31, 2006. Salaries increased, as a percentage of revenues, to 32.5% in 2007 compared to 31.7% in 2006, due primarily to increased labor costs. Salaries decreased approximately $6.0 million in 2007 as a result of our new information system arrangements which outsourced our information technology services in the second quarter of 2006. Contract labor increased to 1.5% in 2007 compared to 1.2% in 2006. Employee benefits as a percentage of revenue were 7.3% in 2007 compared to 7.7% in 2006 due primarily to health plan costs increasing at a slower rate than increases in revenues.

Reimbursable expenses as a percentage of revenues decreased to 0.9% in the three months ended March 31, 2007 from 1.0% in the three months ended March 31, 2006. Reimbursable expenses relate primarily to salaries and benefits of QHR employees who serve as executives at hospitals managed by QHR. These expenses are also included as a component of revenues. The decrease was due primarily to these expenses staying relatively constant in 2007 compared to 2006, while revenues increased.

Supplies as a percentage of revenues decreased to 17.1% in the three months ended March 31, 2007 from 17.3% in the three months ended March 31, 2006. The decrease was due primarily to the acquisition of a physician practice in the fourth quarter of 2006.

Other operating expenses (primarily consisting of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance and non-income taxes) as a percentage of revenues increased to 20.4% in the three months ended March 31, 2007 from 18.5% in the three months ended March 31, 2006. In 2007, we incurred approximately $10.4 million in costs related to the proposed Merger. Contract services, on a same facility basis, increased approximately $6.0 million in 2007 as a result of our new information system arrangement which

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

outsourced our information technology services in the second quarter of 2006. We also incurred approximately $10.5 million in management fees related to a physician practice acquired in the fourth quarter of 2006. Insurance costs, as a percent of revenue, decreased to 1.3% in 2007 compared to 1.7% in 2006. Our insurance costs, on a same facility basis, decreased approximately $5.0 million, or 21.5%, in 2007 compared to 2006 primarily from a decrease in general and professional insurance costs. See “Results of Operations – Other Trends – Insurance Costs” for a more detailed discussion.

Provision for doubtful accounts as a percentage of revenues increased to 9.9% in the three months ended March 31, 2007 compared to 8.8% in the three months ended March 31, 2006. See “Results of Operations – Other Trends – Provision for doubtful accounts” for a more detailed discussion. If the trends observed in the third and fourth quarters of 2006 relating to the increase in the percentage of revenue from uninsured patients, the increase in uninsured receivables or the decrease in uninsured collection rates were to continue, substantial additional allowances could be required and our results of operations and financial position could be materially adversely affected.

Depreciation and amortization increased to $61.2 million in the three months ended March 31, 2007 from $54.8 million in the three months ended March 31, 2006, primarily due to acquisitions during 2006 and completion of several construction projects during 2006.

Interest expense, which was offset by $3.0 million and $5.0 million of interest income in the three months ended March 31, 2007 and 2006, respectively, increased to $24.4 million in 2007 compared to $23.7 million in 2006, due primarily to the decrease in interest income. This was partially offset by an increase in capitalized interest on various construction projects.

Minority interests increased to $6.8 million in the three months ended March 31, 2007 from $4.8 million in the three months ended March 31, 2006 due primarily to improved earnings at several of our non-wholly owned facilities and joint ventures acquired during 2006.

Equity in earnings of affiliates was $14.1 million in the three months ended March 31, 2007 compared to $10.0 million in the three months ended March 31, 2006 from improved earnings at our joint ventures in Las Vegas, Nevada and Macon, Georgia.

Income tax provision was $32.5 million in the three months ended March 31, 2007 compared to $42.9 million in the three months ended March 31, 2006. Our effective tax rate was 43.8% in 2007 compared to 38.7% in 2006. We increased our marginal tax rate to 37.5% in 2007 from 37.0% in 2006 due to the implementation of the new Texas margin tax in 2007. We recorded a valuation allowance in 2007 of $0.5 million on the uncertainty of realizing the income tax benefit of our foreign operations. Our effective tax rate is also affected by nondeductible ESOP expense, nondeductible executive compensation expense, nondeductible costs related to the proposed Merger and foreign income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $104.3 million in the three months ended March 31, 2007 compared to $96.2 million in the three months ended March 31, 2006. Net accounts receivable increased $36.2 million in 2007 compared to a $63.5 million increase in 2006. Accounts receivable days decreased one day in 2007 compared to 2006. Payments for accounts payable increased $13.0 million in 2007 compared to 2006 due to timing of payments. We did not pay any annual incentive payments in 2007 compared to payments of $29.1 million in 2006. We also paid $32.6 million in annual retirement plan contributions in 2007 compared to $28.2 million in 2006. We paid $0.9 million of income taxes in 2007 compared to $19.4 million in 2006. We paid $8.1 million in interest in 2007 compared to $7.6 million in 2006. In 2007, we paid $9.2 million in costs related to the proposed Merger . We also paid $6.2 million in 2007 related to an unsuccessful appeal of a lawsuit.

Cash used in investing activities was $178.6 million in the three months ended March 31, 2007 compared to $70.7 million in the three months ended March 31, 2006. In 2007, we paid $30.2 million for acquisitions, primarily for the acquisition of our partner’s 20% interest in our acute care hospital in Oklahoma City, Oklahoma. In 2006, we paid $37.0 million for acquisitions, related primarily to the formation of ventures in Massillon, Ohio and Clarksville, Tennessee. In 2006, we received $90.7 million of proceeds from disposals of assets primarily from the sale of hospitals in Wharton, Texas, Pampa, Texas and Hope, Arkansas. Capital expenditures were $151.3 million in 2007 compared to $118.3 million in 2006. Approximately $25.5 million of the 2007 capital expenditures was for maintenance capital and approximately $125.8 million was for expansion capital. We currently anticipate spending

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

approximately $475 to $525 million on expansion, development, acquisitions, information technology conversion and other capital expenditures in the remainder of 2007. The amount of capital expenditures in 2007 could decrease if currently anticipated acquisitions or developments do not occur or increase if new acquisition or development opportunities arise.

Cash provided by financing activities was $8.7 million in the three months ended March 31, 2007 compared to $12.9 million in the three months ended March 31, 2006. We paid $3.1 million of principal of our Term Loan A in 2007. We also paid $2.5 million to purchase treasury stock related to statutory income tax withholding on the vesting of restricted stock. We received $5.0 million in proceeds from stock option exercises in 2007 compared to $12.6 million in 2006. We received proceeds of $10.1 million from the sale of ownership interest in one hospital in 2007.

Our Board of Directors approved a program to repurchase up to $250 million of our common stock on the open market or otherwise. No shares of common stock have been repurchased under this program as of March 31, 2007.

At March 31, 2007, our indebtedness consisted of a Term Loan A of $490.6 million bearing interest at LIBOR plus 1.00% (6.57% at March 31, 2007) with principal amounts due through 2011, $600.0 million of senior notes bearing interest at 7.0% with principal amounts due in 2012 and $600 million of senior subordinated notes bearing interest at 7.0% with principal amounts due in 2013. The senior notes are callable, at our option, in May 2008, and the senior subordinated notes are callable, at our option, in November 2008 and, in both cases, are callable earlier at our option by paying a make-whole premium. At March 31, 2007, Triad had a $600 million revolving credit line which bears interest at LIBOR plus 1.00%. At March 31, 2007, no amounts were outstanding under the revolving credit line although there were $19.3 million in letters of credit outstanding which reduce the amount available under the revolving credit line. The LIBOR spread on the revolving credit line and the Term Loan A may increase or decrease depending upon our total leverage.

Our term loan and revolving credit line are collateralized by a pledge of substantially all of our assets other than real estate associated with the former Quorum facilities. The debt agreements require that we comply with various financial ratios and tests and have restrictions on, among other things, new indebtedness, asset sales and use of proceeds therefrom, stock repurchases and dividends. The debt agreements require, among other things, that our total leverage ratio not exceed 4.0x at March 31, 2007. Our total leverage ratio at March 31, 2007 was approximately 2.45x. The indentures governing our other long-term debt also contain covenants restricting the incurrence of indebtedness, investments, dividends, asset sales and the incurrence of liens, among other things. There are no maintenance covenants under the indentures. Our debt agreements and indentures contain change in control provisions. A change in control constitutes an event of default under our credit facility. Under our indentures, if a change in control occurs each holder of our notes can require us to repurchase their notes at 101% of the principal amount therefore, plus accrued and unpaid interest to the purchase date. There are no events of default under our debt agreements or indentures in the event of a downgrade of our debt ratings. We currently are in compliance with all debt agreement covenants and restrictions. If an event of default occurs with respect to the debt agreements, then the balances of the term loan and revolving credit line could become due and payable, which could result in other debt obligations also becoming due and payable. Additionally, there would be no availability under the revolving credit line.

At March 31, 2007, we had working capital of $817.6 million. Management expects that anticipated capital expenditures, including expansion and development projects, will be funded by operating cash flow, credit facilities, proceeds from sales of facilities or proceeds from sales of securities. Significant changes in reimbursement from government programs and managed care health plans, as well as increases in the number of patients without insurance coverage, could affect liquidity in the future.

In January and February 2006, we entered into agreements to outsource our current information technology services for a ten-year period and to replace or supplement our current information systems with new clinical, revenue cycle and enterprise resource planning systems. The expected total contract value is approximately $1.4 billion. The outsourcing component of the agreements is expected to replace approximately $1.2 billion in current information technology costs. The conversion from our current information systems is expected to cost approximately $330 million of the expected total contract value and is anticipated to take approximately four years to complete. Approximately $70 million of the conversion costs were paid through the first quarter of 2007. We estimate that approximately $60 million of the conversion costs will be expended in the remainder of 2007, $100 million in 2008, $60 million in 2009 and the remainder thereafter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

We are currently building a replacement facility for our acute care hospital in Clarksville, Tennessee. We anticipate that the cost of this project will be approximately $195 million. At March 31, 2007, approximately $49.4 million has been spent on this project.

We have formed a venture with a non-profit entity to construct and operate an acute care hospital in Cedar Park, Texas. We own 80% of the venture. Construction on the project has begun and we anticipate completion in January 2008. We estimate that the cost of the project will be approximately $114 million. At March 31, 2007, approximately $42.2 million has been spent on this project.

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

In April 2007, one of our minority partners notified us that they are exercising their option to sell their interest to us. We anticipate that this will occur during the third quarter of 2007.

We entered into a non-binding letter of intent to acquire two acute care hospitals and related businesses in Porter County, Indiana. Due to the proposed Merger with CHS, we did not proceed with this transaction.

We have various other existing hospital expansion projects in progress. We currently anticipate spending an aggregate of approximately $239 million related to these projects. Of this amount, approximately $148 million is anticipated to be spent in the remainder of 2007, $62 million in 2008 and the remainder thereafter.

We have offered and are exploring the possibility of offering ownership interests in certain of our hospitals to members of the medical staffs of such facilities. We closed on one transaction in the first quarter of 2007 and received approximately $10.1 million. We anticipate that additional transactions could close in 2007.

Off-Balance Sheet Arrangements

We have entered into physician recruiting agreements under which we supplement physician income to a minimum amount over a period of time while the physicians establish themselves in the community. As part of the agreements, the physicians are required to stay in the community for a period of time after the payments have ended, typically three years, or the payments are required to be returned to us. The payments under these agreements are forgiven ratably if the physicians stay in the community through the end of the agreement. We record an asset for the estimated fair value of the minimum revenue guarantees and amortize the asset from the beginning of the guarantee payment period through the end of the agreement. At March 31, 2007, we had liabilities for the minimum revenue guarantees entered into after January 1, 2006 of $23.2 million. At March 31, 2007, including the minimum revenue guarantees entered into prior to January 1, 2006, the maximum amount of all unpaid minimum revenue guarantees was $60.1 million.

We have entered into agreements whereby we have guaranteed certain loans entered into by patients for whom services were performed at our facilities. All uninsured patients are eligible to apply for these loans. These loans are provided by various financial institutions who determine whether the loans are made. The terms of the loans range from 1 to 5 years. We would be obligated to repay the financial institutions if a patient fails to repay his or her loan. We could then pursue collections from the patient. We record a reserve for the estimated defaults on these loans at the historical default rate, which was approximately 30.5% at March 31, 2007. At March 31, 2007, the amounts subject to the guarantees were $23.1 million. We have $6.9 million reserved at March 31, 2007 for the estimated loan defaults that would be covered under the guarantees.

We have entered into agreements to guarantee the indebtedness of certain joint ventures that are accounted for by the equity method. The maximum amount of the guarantees entered into was $3.9 million at March 31, 2007. Minimal amounts were recorded for the fair value of the guarantees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We adopted FIN 48 on January 1, 2007. See “NOTE 4 – INCOME TAXES” in the condensed consolidated financial statements for a description of the impact from the adoption of FIN 48.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS 158, which was effective for fiscal years ending after December 15, 2006. SFAS 158 requires recognition of defined benefit plan funding status, including gains or losses on plan assets, prior service costs and transition assets or obligations, and recognizes changes in the funding status of those plans in the plan sponsors’ financial statements. Changes in the funding status will be reported in comprehensive income. Additional footnote disclosures about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses on plan assets, prior service costs and transition assets or obligations are also required. We adopted these provisions of SFAS 158 on December 15, 2006. SFAS 158 also requires the measurement of plan assets and obligations as of the date of the plan sponsor’s fiscal year end. This provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We do not anticipate a material impact on our results of operations or financial position from the adoption of this provision of SFAS 158.

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

CONTINGENCIES

Litigation Concerning Triad’s Pending Merger

Between February 5, 2007 and March 2, 2007, five putative class action lawsuits, entitled Market Street Securities v. Shelton, et al., Cause No. 296-0436-07 (Feb. 5, 2007), Clark v. Triad Hospitals, Inc., et al., Cause No. 296-0461-07 (Feb. 6, 2007), Rubery v. Triad Hospitals, Inc., et al., Cause No. 296-0566-07 (Feb. 6, 2007), Sternhell v. Shelton, et al., Cause No. 416-0494-0 (Feb. 8, 2007) and Thomas Purdy, III v. Triad Hospitals Inc., et al., Cause No. 296-809-07 (Mar. 2, 2007), were filed against Triad and its directors. The Rubery and Sternhell petitions also named as defendants CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P., and the Sternhell petition further named Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation as defendants. All of the petitions were filed in the District Court of Collin County, Texas. The petitions, which purported to be brought on behalf of all Triad stockholders (excluding the defendants and their affiliates), alleged that the $50.25 per share in cash that was to be paid to stockholders in connection with Triad’s previously proposed merger with affiliates of CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P. was inadequate, and that Triad and its directors violated their fiduciary obligations to stockholders in negotiating and approving the merger.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Following the announcement on March 19, 2007 that Triad had terminated its previous merger agreement with affiliates of CCMP Capital Investors II, L.P. and GS Capital Partners VI, L.P. and had, instead, entered into a merger agreement at $54.00 per share with CHS the above-referenced actions were consolidated in the 296th District Court of Collin County, Texas. On April 23, 2007, plaintiffs filed a consolidated amended petition challenging the proposed transaction with CHS. The consolidated amended petition alleges, among other things, that (i) the $54.00 per share in cash that is to be paid to stockholders in connection with Triad’s proposed merger with CHS is still inadequate; (ii) the “go shop” auction process that led to the higher offer from CHS was flawed; (iii) the directors violated their fiduciary duties to shareholders by administering a sale process that failed to maximize shareholder value; (iv) the terms of the merger agreement with CHS, which include a so-called “non-solicitation” clause and a $130 million termination fee, will artificially deter higher bids for the Company; (v) the directors breached their fiduciary duties by approving, in mid-December 2006, amended change in control severance agreements with several Triad executives; and (vi) the Company failed to disclose certain purportedly material information relating to the valuation of the Company and the process leading to the approval of the proposed merger. The consolidated amended petition seeks a judgment declaring that Triad and its directors breached their fiduciary duties to plaintiffs, enjoining Triad and its directors from executing the merger with CHS, indemnifying plaintiffs, and awarding plaintiffs attorneys’ fees and costs. Triad believes that this consolidated lawsuit is without merit and intends to vigorously defend the action. Plaintiffs’ counsel in the consolidated action have advised Defendants’ counsel of plaintiffs’ intention to conduct discovery and to file a motion for a temporary injunction by May 24, 2007. The presiding judge has indicated to counsel for the parties that if such a motion is filed, it will be set for hearing before the court on June 7, 2007.

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

On May 18, 2004, we were served with a qui tam complaint alleging, among other things, the submission of false claims for reimbursement at two hospitals in Georgia formerly managed by QHR. This case was dismissed on October 27, 2005. The plaintiff appealed the dismissal, and we are vigorously contesting the appeal.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

From time to time we may be the subject of additional investigations or a party to additional litigation, including qui tam actions, alleging violations of law. We may not know about those investigations or about qui tam actions filed against us unless and to the extent such matters are unsealed. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

Income Taxes

The IRS has concluded conducting an examination of the Federal income tax returns for our short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report, known as a 30-Day Letter, with proposed adjustments disallowing deductions for portions of the payments made to the Federal government in settlement of certain qui tam complaints that had been brought against Quorum. The total proposed adjustments with respect to the settlement payment deductions, if sustained, would increase taxable income in the amount of approximately $67.3 million and result in our payment of additional cash taxes of approximately $24.9 million. Any cash taxes paid resulting from the proposed adjustments in excess of the tax reserve previously established would increase goodwill from the acquisition of Quorum.

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

General Liability Claims

QHR, IRG, a subsidiary of QHR, and we are defendants against claims for breach of an employment contract filed in a lawsuit involving a former employee of Cambio Health Solutions, a former subsidiary of IRG. QHR, IRG and we have been vigorously defending the claim. On May 13, 2004, a jury returned a verdict against QHR, IRG, and us and on June 8, 2004, the court entered a judgment on such verdict in the aggregate amount of approximately $5.9 million. QHR, IRG and we appealed such judgment. We had reserved $5.9 million in respect of this judgment. In March 2007, we learned that our appeal was unsuccessful and we paid $6.2 million on the judgment, which includes approximately $0.3 million in accrued interest.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. With respect to our interest-bearing liabilities, approximately $490.6 million of our indebtedness at March 31, 2007 was subject to variable rates of interest, while the remaining balance of our indebtedness of $1,210.9 million at March 31, 2007 was subject to fixed rates of interest. The estimated fair value of our indebtedness was $1,747.5 million at March 31, 2007. The estimates of fair value are based upon the quoted market prices for the same or similar issues of debt with the same maturities, when available, or discounted cash flows. Based on a hypothetical 1% increase in interest rates, the potential annualized losses in future pre-tax earnings would be approximately $4.9 million. The impact of such a change in interest rates on the carrying value of our indebtedness would not be significant. The estimated changes to interest expense and the fair value of indebtedness are determined considering the impact of hypothetical interest rates on our borrowing costs and debt balances. These analyses do not consider the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: Other Information

ITEM 1A:	RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

While the proposed Merger is pending, we may experience business uncertainties and are subject to restrictions on the conduct of our business.

Uncertainty about the effect of the proposed Merger on employees, physicians, partners and patients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed Merger is consummated, and could cause third parties, including physicians, to seek to change existing business relationships with us. In addition, the Merger Agreement restricts us from taking specified actions without CHS’s approval including, among other things, making certain significant acquisitions, dispositions or investments, making certain significant capital expenditures, and entering into certain material contracts. Our management may also be required to devote substantial time to Merger-related activities, which could otherwise be devoted to pursuing other beneficial business opportunities.

Failure to complete the proposed Merger could negatively impact our stock price and financial results.

Consummation of the proposed Merger is subject to various conditions, including, among others, approval by our stockholders. If the Merger is not completed, we will be subject to several risks, including the following:

•

if the Merger is not completed, we may be required to pay CHS a termination fee of $130 million, reimburse CHS for the Prior Agreement Amount and/or reimburse CHS for up to $15 million in out-of-pocket expenses;

•

the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock; and

•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2007, we purchased 51,131 shares of our common stock directly from our employees to satisfy the minimum statutory tax withholding requirements related to the vesting of restricted stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	—	—	—	—
February 1-28, 2007	51,131	$49.61	—	—
March 1-31, 2007	—	—	—	—

Total	51,131	$49.61	—	—

ITEM 6:	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triad Hospitals, Inc., Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation, dated as of February 4, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 001-14695, dated February 5, 2007.

2.2	Agreement and Plan of Merger by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation, dated as of March 19, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 001-14695, dated March 19, 2007.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Hospitals, Inc.

Date: May 9, 2007	By:	/s/ W. STEPHEN LOVE
W. Stephen Love
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Triad Hospitals, Inc., Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation, dated as of February 4, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 001-14695, dated February 5, 2007.

2.2	Agreement and Plan of Merger by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation, dated as of March 19, 2007, incorporated by reference from the Registrant’s Current Report on Form 8-K, File no. 001-14695, dated March 19, 2007.

31.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Shelton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of W. Stephen Love, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.